Form 10-K
period 2020-12-31
ONE LIBERTY PROPERTIES INC
filed 2021-03-12
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether registrant is a shell company (defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2020 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of all common equity held by non-affiliates of the registrant, computed by reference to the price at which common equity was last sold on said date, was approximately $278 million.

As of March 1, 2021, the registrant had 20,732,353 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2021 annual meeting of stockholders of One Liberty Properties, Inc., to be filed pursuant to Regulation 14A not later than April 30, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K

Explanatory Note

In the narrative portion of this Annual Report on Form 10-K, except as otherwise indicated:

●	the information with respect to our consolidated joint ventures is generally described as if such ventures are our wholly owned subsidiaries and information with respect to unconsolidated joint ventures is generally separately described.
●	(i) all references to joint ventures refer to unconsolidated joint ventures, (ii) all interest rates with respect to debt give effect to the related interest rate derivative, if any, (iii) amounts reflected as debt reflect the gross debt owed, without deducting deferred financing costs and (iv) references to industrial properties include properties (a) a portion of which may be used for office purposes and (b) that are used for distribution, warehouse and flex purposes.
●	2021 contractual rental income derived from multiple properties leased pursuant to a master lease is allocated among such properties based on management’s estimate of the appropriate allocations.
●	references to the impact of the COVID-19 pandemic include the impact of the governmental and non-governmental responses thereto and the economic and financial consequences thereof.
●	the term “standard carve-outs,” when used in describing mortgages or mortgage financings, refers to recourse items to an otherwise non-recourse mortgage. While carve-outs vary from lender to lender and transaction to transaction, the carve-outs may include, among other things, voluntary bankruptcy filings, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could create liens on the property and the conversion of security deposits, insurance proceeds or condemnation awards. The interest rate on most of our variable rate mortgage debt has been fixed through the use of interest rate swap agreements. In addition to our being liable for “standard carve-outs”, we may also be liable, at the parent company level, for swap breakage losses on otherwise non-recourse mortgage debt that is subject to an interest rate swap agreement, if such agreement is terminated prior to its stated expiration. See Note 9 to our consolidated financial statements.
●	we present information regarding our 2021 contractual rental income (which we also refer to as “contractual rental income”) – contractual rental income represents the base rent tenants are required to pay us in 2021 and does not reflect, among other things, variable rent (including amounts tenants are required to reimburse us) or the adjustments required by US Generally Accepted Accounting Principles (“GAAP”) to present rental income. We view contractual rental income as an operating – not a financial – metric, and present it because we believe investors are interested in knowing the amount of cash rent we are entitled to collect. Contractual rental income is not a substitute for rental income, as determined in accordance with GAAP, and may not be comparable from year–to–year or to similar metrics presented by other REITs. See “Item 1. Business–Our Tenants”.
●	our use of the term e-commerce includes the provision by the restaurant, health and fitness and theater sectors of their goods and services through distribution channels other than traditional brick and mortar distribution channels.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “could,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions or variations thereof and include, without limitation, statements regarding our future estimated contractual rental income, funds from operations, adjusted funds from operations and our dividend. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.

Currently, the most significant risk and uncertainty we face is the adverse effect of the COVID-19 pandemic, the various governmental and non-governmental responses thereto, and the related economic consequences of the foregoing on (i) our and our tenants’ financial condition, results of operations, cash flows and performance, and (ii) the real estate market, global economy and financial markets.  The extent to which COVID-19 impacts us, our tenants and the economy generally will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.  Moreover, you should interpret many of the risks and challenges identified in this report, as well as the risks and challenges set forth in the other reports we file with the Securities and Exchange Commission (the “SEC”), as being heightened as a result of the numerous adverse impacts of the COVID-19 pandemic, which risks and challenges are magnified due to the ongoing nature of the pandemic.  Additional uncertainties, risks and factors which may cause actual results to differ materially from current expectations include, but are not limited to:

●	the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies;
●	the ability or willingness of mortgage lenders to make accommodations with respect to our debt service obligations at properties for which we provide rent relief to our tenants or which are otherwise challenged;
●	adverse changes and disruption in the retail sector, which could impact our tenants’ ability to pay rent and expense reimbursement;
●	loss or bankruptcy of one or more of our tenants, and bankruptcy laws that may limit our remedies if a tenant becomes bankrupt and rejects its lease;
●	our ability to renew or re-lease space as leases expire;
●	our ability to pay dividends;
●	changes in governmental laws and regulations relating to real estate and related investments;
●	limitations on our ability to exercise legal remedies due to court closures and/or moratoriums on the exercise of certain types of remedies or activities;
●	the level and volatility of interest rates;
●	general economic and business conditions, including those currently affecting our nation’s economy and real estate markets;
●	general and local real estate conditions, including any changes in the value of our real estate;
●	compliance with credit facility and mortgage debt covenants;
●	the availability of, and costs associated with, sources of capital and liquidity;
●	competition in our industry; and
●	the other risks, uncertainties and factors described in the reports and documents we file with the SEC including the risks, uncertainties and factors described under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, and in the Quarterly Reports on Form 10-Q and the other reports we file with the SEC.

In light of the factors referred to above, the future events discussed or incorporated by reference in this report and other documents we file with the SEC may not occur, and actual results, performance or achievements could differ materially from those anticipated or implied in the forward-looking statements.  Given these uncertainties, you should not rely on any forward-looking statements.

Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be incorrect. Actual results may differ from our forward-looking statements because of inaccurate assumptions we might make or because of the occurrence of known or unknown risks and uncertainties. Many factors mentioned in the discussion below and elsewhere in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed and you are cautioned not to place undue reliance on these forward- looking statements. Actual future results may vary materially.

Except as may be required under the United States federal securities laws, we undertake no obligation to publicly update our forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports that are filed with or furnished to the SEC.

PART I

Item 1. Business.

General

We are a self-administered and self-managed real estate investment trust, also known as a REIT. We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial, retail, restaurant, health and fitness and theater properties, many of which are subject to long-term leases. Most of our leases are “net leases” under which the tenant, directly or indirectly, is responsible for paying the real estate taxes, insurance and ordinary maintenance and repairs of the property. As of December 31, 2020, we own 120 properties and participate in joint ventures that own three properties. These 123 properties are located in 31 states and have an aggregate of approximately 10.7 million square feet (including an aggregate of approximately 365,000 square feet at properties owned by our joint ventures).

As of December 31, 2020:

●	our 2021 contractual rental income (as described in “–Our Tenants”) is $68.7 million;
●	the occupancy rate of our properties is 98.4% based on square footage;
●	the weighted average remaining term of our mortgage debt is 7.1 years and the weighted average interest rate thereon is 4.19%; and
●	the weighted average remaining term of the leases generating our 2021 contractual rental income is 5.6 years.

We maintain a website at www.1liberty.com. The reports and other documents that we electronically file with, or furnish to, the SEC pursuant to Section 13 or 15(d) of the Exchange Act can be accessed through this site, free of charge, as soon as reasonably practicable after we electronically file or furnish such reports. These filings are also available on the SEC’s website at www.sec.gov. The information on our website is not part of this report.

The Impact of the COVID-19 Pandemic; 2020 and Recent Developments

In 2020, we focused primarily on responding to the challenges presented by the COVID-19 pandemic: working with our challenged tenants to implement, as appropriate, abatements or deferrals of their rent obligations; working with our mortgage lenders to ensure that debt service obligations on properties subject to abatements or deferrals did not exceed the cash flow from such properties; ensuring the health and safety of our employees; and taking other actions, such as amending our credit facility and paying a portion of our dividend in stock, to conserve cash and ensure that we have the liquidity and capital resources necessary to address the economic consequences of the pandemic. We summarize below certain information regarding our 2020 activities, the impact of the pandemic on our business and our efforts to respond to such impact.

In 2020:

●	our rental income, net, decreased by $1.9 million, or 2.3%, from 2019; the net decrease is due to the pandemic and the direct and indirect economic consequences thereof which resulted in, among other things, the write-off of unbilled rent receivables, the abatement of rent and the inability to collect certain rent.
●	we acquired two industrial properties for an aggregate purchase price of $28.3 million. These properties, which were acquired in February 2020, account for $1.9 million, or 2.7%, of our 2021 contractual rental income.
●	we sold four retail properties, for an aggregate net gain on sale of real estate of $17.3 million, without giving effect to $1.1 million of mortgage prepayment costs. The properties sold accounted for 1.7% and 3.2% of 2020 and 2019 rental income, net, respectively.
●	we collected $66.5 million, or 91.7%, of the base rent due for 2020, before giving effect to rent deferrals and abatements;
●	we collected $67.0 million, or 98.4%, of the base rent due for 2020 (including $497,000 of deferral repayments), after giving effect to deferrals and abatements;
●	as a result of the challenges faced by Regal Cinemas, a tenant at two properties, our cash flow from operations was reduced by $1.6 million and our net income was reduced by approximately $2.3 million;
●	we abated $1.4 million of base rent from 12 tenants, including $676,000 from Regal Cinemas and $500,000 from LA Fitness. For seven tenants, we linked a rent abatement to a lease extension (and for another tenant, reduced the lease term and the base rent payable) at a property – as a result, the aggregate base rent payable beginning January 1, 2021 by these eight tenants over the modified lease term increased by $16.3 million over the amount payable prior to such abatement/lease modification and, because of the effect of straight-line rent, the net reduction in rental income during 2020 was $465,000 due to the abatements and lease modifications;
●	we deferred the payment of $3.5 million of base rent from 37 tenants, of which:
-	$497,000 was paid through December 31, 2020 and $529,000 was paid in the first quarter of 2021 (through February 28, 2021), and
-	$1.6 million, or 47.0%, is owed by four tenants.
●	we enhanced our financial flexibility by entering into amendments (including an amendment entered into in March 2021) to our credit facility which increased, until June 30, 2022, the amount we can borrow for operating expense purposes from $10.0 million to $20.0 million; as of March 4, 2021, $66.4 million is available under the facility, of which $20.0 million is available for operating expense purposes.
●	we conserved $6.8 million of cash by paying a portion of our dividends in stock - specifically, we paid approximately 50%, or $4.5 million, of the $9.1 million dividend declared in June 2020 through the issuance of 263,229 shares of common stock and $2.3 million or 25% of the $9.2 million dividend declared in September 2020 through the issuance of 141,227 shares of common stock.

See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding the pandemic’s impact on us.

Our Business Objective

Our business objective is to increase stockholder value by:

●	identifying opportunistic and strategic property acquisitions consistent with our portfolio and our acquisition strategies;
●	monitoring and maintaining our portfolio, and as appropriate, working with tenants to facilitate the continuation or expansion of their tenancies;
●	managing our portfolio effectively, including opportunistic and strategic property sales; and
●	obtaining mortgage indebtedness (including refinancings) on favorable terms, ensuring that the cash flow generated by a property exceeds the debt service thereon and maintaining access to capital to finance property acquisitions.

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

Historically, a significant portion of our portfolio generated rental income from retail properties. We are sensitive to the risks facing the retail industry and over the past several years have been addressing our exposure thereto by focusing on acquiring industrial properties and properties that capitalize on e-commerce activities – since September 2016, we have not acquired any retail properties, and have sold 13 retail properties. As a result of the focus on industrial properties and the sale of retail properties, retail properties generated 32.9%, 35.2%, 41.9%, and 43.7%, of rental income, net, in 2020, 2019, 2018 and 2017, respectively, and industrial properties generated 55.4%, 48.7%, 40.1% and 35.1%, of rental income, net, in 2020, 2019, 2018 and 2017, respectively.

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

It is our policy, and the policy of our affiliated entities (as described below), that any investment opportunity presented to us or to any of our affiliated entities that involves the acquisition of a net leased property, a ground lease (other than a ground lease of a multi-family property) or a community shopping center, will first be offered to us and may not be pursued by any of our affiliated entities unless we decline the opportunity. Further, to the extent our affiliates are unable or unwilling to pursue an acquisition of a multi-family property (including a ground lease of a multi-family property), we may pursue such transaction if it meets our investment objectives. Our affiliated entities include Gould Investors L.P., a master limited partnership involved primarily in the ownership and operation of a diversified portfolio of real estate assets, and BRT Apartments Corp., a NYSE listed multi-family REIT.

Investment Evaluation

In evaluating potential investments, we consider, among other criteria, the following:

●	the current and projected cash flow of the property;
●	the estimated return on equity to us;
●	an evaluation of the property and improvements, given its location and use;
●	alternate uses or tenants for the property;
●	local demographics (population and rental trends);
●	the terms of tenant leases, including co-tenancy provisions and the relationship between current rents and market rents;
●	the potential to finance or refinance the property;
●	an evaluation of the credit quality of the tenant;
●	the projected residual value of the property;
●	the ability of a tenant, if a net leased property, or major tenants, if a multi-tenant property, to meet operational needs and lease obligations;
●	potential for income and capital appreciation;
●	occupancy of and demand for similar properties in the market area; and
●	the ability of a tenant and the related property to weather the challenges presented by the pandemic, other similar events and any related economic dislocations.

Typical Property Attributes

As of December 31, 2020, the properties in our portfolio have the following attributes:

●	Net leases. Most of our leases are net leases under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs. We believe that investments in net leased properties offer reasonably predictable returns.
●	Long-term leases. Many of our leases are long-term leases. The weighted average remaining term of our leases is 5.6 years, 6.6 years and 7.7 years at December 31, 2020, 2019 and 2018, respectively. Leases representing approximately 50.1%, 28.7% and 21.2% of our 2021 contractual rental income expire between 2021 and 2025, 2026 and 2029, and 2030 and thereafter, respectively.
●	Scheduled rent increases. Leases representing approximately 63.8% of our 2021 contractual rental income provide for either periodic contractual rent increases or a rent increase based on the consumer price index.

Our Tenants

The following table sets forth information about the diversification of our tenants by industry sector as of December 31, 2020:

				Percentage of
	Number of	Number of	2021 Contractual	2021 Contractual
Type of Property	Tenants	Properties	Rental Income(1)	Rental Income
Industrial	50	46	$38,132,377	55.5
Retail—General	51	28	11,283,717	16.4
Retail—Furniture(2)	3	14	6,159,219	9.0
Restaurant	9	16	3,454,315	5.0
Health & Fitness	1	3	3,238,489	4.7
Retail—Supermarket	2	3	2,721,142	4.0
Retail—Office Supply(3)	1	5	2,085,528	3.0
Other	3	3	1,669,922	2.4
Theater	1	2	—	—
	121	120	$68,744,709	100.0
(1)	Our 2021 contractual rental income represents, after giving effect to any abatements, concessions, deferrals or adjustments, the base rent payable to us in 2021 under leases in effect at December 31, 2020, including approximately $1.0 million from two tenants with seven properties that at December 31, 2020 were debtors in bankruptcy proceedings. Excluded from 2021 contractual rental income is an aggregate of $8.1 million comprised of: (i) $2.8 million of COVID-19 rent deferral repayments accrued to rental income in 2020, of which $529,000 was paid by February 28, 2021, (ii) $2.4 million from Regal Cinemas, a tenant at two properties which, among other things, had not paid rent for several months and has closed our theaters for an unspecified period, (iii) $1.4 million representing our share of the base rent payable in 2021 to our joint ventures, (iv) $1.2 million of estimated variable lease payments from The Vue, a multi-family complex which ground leases the underlying land from us and which we do not anticipate will be paying rent for several months, if not longer, (v) approximately $755,000 of amortization of intangibles and (vi) the reversal of approximately $477,000 of straight-line rent.
(2)	Eleven properties are net leased to Haverty Furniture Companies, Inc., which we refer to as Haverty Furniture, pursuant to a master lease covering all such properties.
(3)	Includes five properties which are net leased to Office Depot pursuant to five separate leases. Four of the Office Depot leases contain cross-default provisions.

Many of our tenants (including franchisees of national chains) operate on a national basis including, among others, Advanced Auto, Applebees, Burlington Coat Factory, CVS, Famous Footwear, FedEx, Ferguson Enterprises, LA Fitness, L-3 Harris Technologies, Marshalls, Northern Tool, Office Depot, PetSmart, Regal Cinemas, Ross Stores, Shutterfly, TGI Friday’s, The Toro Company, Walgreens, Wendy’s and Whole Foods, and some of our tenants operate on a regional basis, including Haverty Furniture and Giant Food Stores.

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

Many of our leases provide for contractual rent increases periodically throughout the term of the lease or for rent increases pursuant to a formula based on the consumer price index. Some leases provide for minimum rents supplemented by additional payments based on sales derived from the property subject to the lease (i.e., percentage rent). Percentage rent contributed less than $45,000 of rental income in each of 2020 and 2019.

Generally, our strategy is to acquire properties that are subject to existing long-term leases or to enter into long-term leases with our tenants. Our leases generally provide the tenant with one or more renewal options.

The following table sets forth scheduled expirations of leases at our properties as of December 31, 2020:

		Approximate
		Square		Percentage of
		Footage	2021 Contractual	2021 Contractual
	Number of	Subject to	Rental Income	Rental Income
	Expiring	Expiring	Under Expiring	Represented by
Year of Lease Expiration(1)	Leases	Leases(2)	Leases	Expiring Leases
2021	9	252,932	$1,129,321	1.6
2022	25	2,107,833	14,461,130	21.0
2023	24	1,257,165	8,667,919	12.6
2024	21	961,442	5,696,587	8.3
2025	13	397,703	4,534,960	6.6
2026	11	606,352	5,847,164	8.5
2027	9	1,106,041	6,464,456	9.4
2028	9	557,653	2,791,102	4.1
2029	6	908,121	4,594,092	6.7
2030 and thereafter	28	1,983,050	14,557,978	21.2
	155	10,138,292	$68,744,709	100.0

(1)	Lease expirations assume tenants do not exercise existing renewal options.
(2)	Excludes an aggregate of 165,779 square feet of vacant space.

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

Our Joint Ventures

As of December 31, 2020, we own a 50% equity interest in three joint ventures that own properties with approximately 365,000 square feet of space. At December 31, 2020, our investment in these joint ventures was approximately $10.7 million and the occupancy rate at these properties, based on square footage, was 59.1%. See “Item 2. Properties-Properties Owned by Joint Ventures” for information about, among other things, the occupancy rate at our joint venture properties.

Based on the leases in effect at December 31, 2020, we anticipate that our share of the base rent payable in 2021 to our joint ventures is approximately $1.4 million (excluding our $237,000 share of the base rent payable by Regal Cinemas, which has closed for an unspecified period, at our multi-tenant community shopping center in Manahawkin, New Jersey). Our property in Manahawkin, New Jersey is expected to contribute 78.4% of the aggregate base rent payable by all of our joint ventures in 2021. Of the aggregate base rent payable to all of our joint ventures in 2021, leases with respect to 22.3%, 37.7% and 40.0% is payable pursuant to leases expiring from 2021 to 2022, from 2023 to 2024, and thereafter, respectively. See “Item 1A, Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding our Manahawkin, New Jersey joint venture.

Competition

The U.S. commercial real estate investment market is highly competitive. We compete with many entities engaged in the acquisition, development and operation of commercial properties. As such, we compete with other investors for a limited supply of properties and financing for these properties. Investors include traded and non-traded public REITs, private equity firms, institutional investment funds, insurance companies and private individuals, many of which have greater financial resources than we do and the ability or willingness to accept more risk than we believe we can prudently manage. There can be no assurance that we will be able to compete successfully with such entities in our acquisition, development and leasing activities in the future.

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

Americans with Disabilities Act of 1990

Our properties are required to comply with the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the “ADA”). The primary responsibility for complying with the ADA, (i.e., either us or our tenant) generally depends on the applicable lease, but we may incur costs if the tenant is responsible and does not comply. As of December 31, 2020, we have not been notified by any governmental authority, nor are we otherwise aware, of any non-compliance with the ADA that we believe would have a material adverse effect on our business, financial position or results of operations.

Other Regulations

State and local governmental authorities regulate the use of our properties. While many of our leases mandate that the tenant is primary responsibility for complying with such regulations, the tenant’s failure to comply could result in the imposition of fines or awards of damages on us, as the property owner, or restrictions on the ability to conduct business on such properties.

Human Capital Resources

As of December 31, 2020, we had nine full-time employees (including five executive officers), who devote substantially all of their business time to our activities. In addition, certain (i) executive, administrative, legal, accounting, clerical, property management, property acquisition, consulting (i.e., sale, leasing, brokerage, and mortgage financing), and construction supervisory services, which we refer to collectively as the “Services”, and (ii) facilities and other resources, are provided pursuant to a compensation and services agreement between us and Majestic Property Management Corp. Majestic Property is wholly owned by our vice chairman of the board and it provides compensation to certain of our executive officers.

In 2020, pursuant to the compensation and services agreement, we paid Majestic Property approximately $3.0 million for the Services plus $275,000 for our share of all direct office expenses, including rent, telephone, postage, computer services, supplies and internet usage. Included in the $3.0 million is $1.3 million for property management services—the amount for the property management services is based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by us from net lease tenants and operating lease tenants, respectively. We do not pay Majestic Property with respect to properties managed by third parties. Based on our portfolio of properties at December 31, 2020, we estimate that the property management fee in 2021 will be approximately $1.4 million. See Notes 10 and 12 to our consolidated financial statements for information about the amounts paid to Majestic Property for the Services and equity awards to individuals performing Services.

We provide a competitive benefits program to help meet the needs of our employees. In addition to salaries, the program includes annual cash bonuses, stock awards, contributions to a pension plan, healthcare and insurance benefits, health savings accounts, paid time off, family leave and an education benefit. Employees are offered great flexibility to meet personal and family needs and regular opportunities to participate in professional development programs. Most of our employees have a long tenure with us, which we believe is indicative of our employees’ satisfaction with the work environment we provide.

We maintain a work environment that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law, and our employees are compensated without regard to any of the foregoing.

In response to the pandemic and as part of our commitment to ensure the safety and well-being of our employees, many of our employees have worked from home since mid-March 2020 and we have staggered the dates in which employees work from our executive offices. We have also taken additional safety measures, including monitoring occupancy levels, limiting business travel, temperature screenings and providing and requiring the use of personal protective equipment, to ensure the safety of our employees.

The compensation benefits and workplace protections described above are also provided to the individuals providing services to us pursuant to the compensation and services agreement.

Information About Our Executive Officers

Set forth below is a list of our executive officers whose terms expire at our 2021 annual board of directors’ meeting. The business history of our executive officers, who are also directors, will be provided in our proxy statement to be filed pursuant to Regulation 14A not later than April 30, 2021.

NAME	AGE	POSITION WITH THE COMPANY
Matthew J. Gould*	61	Chairman of the Board
Fredric H. Gould*	85	Vice Chairman of the Board
Patrick J. Callan, Jr.	58	President, Chief Executive Officer and Director
Lawrence G. Ricketts, Jr.	44	Executive Vice President and Chief Operating Officer
Jeffrey A. Gould*	55	Senior Vice President and Director
David W. Kalish**	73	Senior Vice President and Chief Financial Officer
Mark H. Lundy	58	Senior Vice President
Israel Rosenzweig	73	Senior Vice President
Karen Dunleavy	62	Senior Vice President, Financial
Alysa Block	60	Treasurer
Richard M. Figueroa	53	Senior Vice President and Assistant Secretary
Isaac Kalish**	45	Vice President and Assistant Treasurer
Justin Clair	38	Senior Vice President — Acquisitions
*	Matthew J. Gould and Jeffrey A. Gould are Fredric H. Gould’s sons.
**	Isaac Kalish is David W. Kalish’s son.

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

Richard M. Figueroa. Mr. Figueroa has served as our Senior Vice President since 2019, as Vice President from 2001 through 2019, as Vice President of BRT Apartments Corp. from 2002 through 2019 and as Vice President of the managing general partner of Gould Investors since 1999. Mr. Figueroa is an attorney admitted to practice in New York.

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

Item 1A. Risk Factors.

Set forth below is a discussion of certain risks affecting our business. The categorization of risks set forth below is meant to help you better understand the risks facing our business and is not intended to limit your consideration of the possible effects of these risks to the listed categories. Any impacts from the realization of any of the risks discussed, including our financial condition and results of operations, may, and likely will, adversely affect many aspects of our business. In addition to the other information contained or incorporated by reference in this Form 10-K, readers should carefully consider the following risk factors:

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic and the governmental and non-governmental responses thereto have adversely impacted, and may in the future, adversely impact our business, income, cash flow, results of operations, financial condition, liquidity, prospects, ability to service our debt obligations, or our ability to pay cash dividends to our stockholders.

Our ability to lease our properties and collect rental revenues and expense reimbursements, and the ability of our tenants to fulfill their obligations to us, is dependent in part upon national, regional and local economic conditions. The pandemic and the measures taken to combat it caused a significant economic slowdown and high levels of unemployment. The slowdown and the other disruptions resulting directly and indirectly from the pandemic adversely impacted our and many of our tenants’ financial condition and results of operations. In particular, tenants in the retail, restaurant, theater and health and fitness sectors, experienced severe financial distress and obtained rent relief from us. During 2020, we (i) wrote-off $1.1 million of unbilled rent receivables with respect to Regal Cinemas, a tenant that operates theaters at two of our properties, as collections of such receivables were deemed less than probable, (ii) abated $1.4 million of base rent with respect to 12 tenants at 13 properties, including $676,000 and $500,000 of base rent owed by Regal Cinemas and LA Fitness, respectively, (iii) did not collect and did not accrue $928,000 of rent from Regal Cinemas and (iv) deferred $3.5 million of base rent payments. As a result of, among other things, these write-offs and abatements, our rental income, net, decreased by 2.3% to $81.9 million, from $83.8 million in 2019, and our cash flow from operations decreased by 3.0% to $35.1 million from $36.2 million in 2019.

At December 31, 2020, $3.0 million of deferred rent is owed by 34 tenants at 43 properties. Approximately 92.7%, 6.9% and 0.4% of such deferred rent is due in 2021, 2022 and 2023, respectively. Four tenants account for $1.6 million, or 52.4%, of the $3.0 million of deferred rent (i.e., Haverty Furniture, Famous Footwear, LA Fitness, and Barnes and Noble, owe 26.3%, 10.3%, 9.6% and 6.2% of the deferred rent, respectively). The failure to pay deferred rent will adversely impact our cash flow, net income, liquidity and ability to pay dividends.

The pandemic and the current economic, financial, and capital markets environments present material risks and uncertainties. We are unable to predict the ultimate impact that the pandemic and the continuing economic slowdown will have on our business, financial condition, results of operation and cash flows, which will depend largely on future developments relating, among other things, to the duration and scope of the pandemic, efforts to boost the economy, the timing and strength of an economic recovery, if any, and other factors outside of our control. If the pandemic and economic slowdown continue for an extended period, among other things, (i) tenants, and in particular, tenants in the retail, restaurant, theater and health and fitness sectors, may be unable to satisfy their obligations to us (including obligations under deferral arrangements or extended leases) and will seek additional rent relief, may choose not to renew their leases or only renew on terms less favorable to us, (ii) it is more likely that tenants that to date have only been minimally impacted will be significantly and adversely effected, (iii) the amounts tenants at challenged properties pay us may be insufficient, without an accommodation from the mortgage lender, to pay our debt service obligations with respect to such properties, (iv) the mortgage lenders for challenged properties may be unwilling or unable to allow for accommodations or further accommodations with respect to our debt service obligations at such properties, (v) the trend toward e-commerce at the expense of the “bricks and mortar” commerce in which we are engaged will continue to grow at an accelerating rate, (vi) it will be more difficult to obtain equity and debt financing, and (vii) it will be more difficult to acquire properties to grow our business and dispose of underperforming assets. Our business, income, cash flow, results of operations, financial condition, liquidity, prospects, ability to service our debt, and ability to pay cash dividends to our stockholders, will be adversely effected upon the occurrence of any one or more of the foregoing. The risks, uncertainties and challenges presented by the pandemic and the economic slowdown may also have the effect of heightening many of the other risks, challenges and uncertainties described in this report.

We have, and may pay, all or a portion of dividends in our own stock, in which case stockholders may be required to pay tax in excess of the cash they receive.

To improve our liquidity and capital resource position in light of the economic dislocations caused by the pandemic, we paid approximately $6.8 million, or 18.7%, of the dividends we declared in 2020 in stock. These stock dividends were taxable to our stockholders in the same manner cash dividends were taxed. If the economic dislocations resulting from the pandemic continue, we may, to the extent we are required to pay dividends to maintain our REIT status, distribute taxable dividends that are payable all or in part in our stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash dividend received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, the issuance of stock in lieu of cash dividend may be dilutive and may result in a reduction in earnings per share and other per share metrics used to evaluate us. Finally, the trading price of our stock would experience downward pressure if a significant number of our stockholders sell shares of our stock in order to pay taxes owed on dividends.

Risks Related to Our Business

If we are unable to re-rent properties upon the expiration of our leases or if our tenants default or seek bankruptcy protection, our rental income will be reduced and we would incur additional costs.

Substantially all of our rental income is derived from rent paid by our tenants. From 2021 through 2023, leases with respect to 58 tenants that account for 35.2% of our 2021 contractual rental income, expire, including leases with two tenants (i.e., Haverty Furniture and the City of New York) at 12 properties that account for 7.0% and 1.8% of 2021 contractual rental income, respectively. From 2024 through 2025, leases with respect to 34 tenants that account for 14.9% of our 2021 contractual rental income, expire. If our tenants, and in particular, our significant tenants, (i) do not renew their leases upon the expiration of same, (ii) default on their obligations or (iii) seek rent relief, lease renegotiation or other accommodations, our revenues could decline and, in certain cases, co-tenancy provisions (i.e., a tenant’s right to reduce their rent or terminate their lease if certain key tenants vacate a property) may be triggered possibly allowing other tenants at the same property to reduce their rental payments or terminate their leases. At the same time, we would remain responsible for the payment of the mortgage obligations with respect to the related properties and would become responsible for the operating expenses related to these properties, including, among other things, real estate taxes, maintenance and insurance. In addition, we may incur expenses in enforcing our rights as landlord. Even if we find replacement tenants or renegotiate leases with current tenants, the terms of the new or renegotiated leases, including the cost of required renovations or concessions to tenants, or the expense of the reconfiguration of a tenant’s space, may be less favorable than current lease terms and could reduce the amount of cash available to meet expenses and pay dividends. If tenants facing financial difficulties default on their obligation to pay rent or do not renew their leases at lease expiration, our results of operations, cash flow and financial condition may be adversely affected.

Traditional retail tenants account for 32.4% of our 2021 contractual rental income and the competition that such tenants face from e-commerce retail sales could adversely affect our business.

Approximately 32.4% of our 2021 contractual rental income is derived from retail tenants, including 9.0% from tenants engaged in selling furniture (i.e., Haverty Furniture accounts for 7.0% of 2021 contractual rental income) and 3.0% from tenants engaged in selling office supplies (i.e., Office Depot, a tenant at five properties, of which one property is currently closed but for which the tenant continues to pay rent, accounts for 3.0% of 2021 contractual rental income). Because e-commerce retailers may be able to provide customers with better pricing and the ease, comfort and safety of shopping from their home or office, our retail tenants face increasing competition from e-commerce retailers, which competition may continue to accelerate as a result of the pandemic. The accelerating growth of e-commerce sales decreases the need for traditional retail outlets and reduce retailers’ space and property requirements. This would adversely impact our ability to rent space at our retail properties and increase competition for retail tenants thereby reducing the rent we would receive at these properties and adversely affect our results of operations, cash flow and financial condition.

Approximately 25.2% of our 2021 contractual rental income is derived from five tenants. The default, financial distress or failure of any of these tenants, or such tenant’s determination not to renew or extend their lease, could significantly reduce our revenues.

Haverty Furniture, FedEx, LA Fitness, Northern Tool and L-3 Harris Technologies account for approximately 7.0%, 5.2%, 4.7%, 4.3% and 4.0%, respectively, of our 2021 contractual rental income. The default, financial distress (including that experienced by Haverty Furniture and LA Fitness) or bankruptcy of any of these or other significant tenants or such tenant’s determination not to renew or extend their lease (including a possible determination by Haverty Furniture not to renew their lease which expires in 2022), could significantly reduce our revenues, would cause interruptions in the receipt of, or the loss of, a significant amount of rental income and would require us to pay operating expenses (including real estate taxes) currently paid by the tenant. This could also result in the vacancy of the property or properties occupied by the defaulting or non-renewing tenant, which would significantly reduce our rental revenues and net income until the re-rental of the property or properties and could decrease the ultimate sale value of the property.

Write-offs of unbilled rent receivables and intangible lease assets will reduce our net income, total assets and stockholders’ equity and may result in breaches of financial covenants under our credit facility.

At December 31, 2020, the aggregate of our unbilled rent receivable and intangible lease assets is $40.1 million; three tenants (i.e., FedEx, Northern Tools and Famous Footwear) account for 24% of such sum. We are required to assess the collectability of our unbilled rent receivables and the remaining useful lives of our intangible lease assets. Such assessments take into consideration, among other things, a tenant’s payment history, financial condition, and the likelihood of collectability of future rent.  If we determine, based on our assessment, that the collectability of a tenant’s unbilled rent receivable is not probable or that the useful life of a tenant’s intangible lease asset has changed, write-offs would be required.  Such write-offs, such as our write-off of the $1.1 million unbilled rent receivable from Regal Cinemas, result in a reduction of our net income, total assets and stockholders’ equity and in certain circumstances may result in the breach of our financial covenants under the credit facility.

The concentration of our properties in certain states may make our revenues and the value of our portfolio vulnerable to adverse changes in local economic conditions.

Some of the properties we own are located in the same or a limited number of geographic regions. Approximately 50.4% of our 2021 contractual rental income is derived from properties located in seven states— New York (9.3%), South Carolina (9.2%), Pennsylvania (8.1%), Texas (7.6%), Georgia (6.1%), New Jersey (5.1%) and Maryland (5.0%). As a result, a decline in the economic conditions in these states or in regions where our properties may be concentrated in the future, may have an adverse effect on the rental and occupancy rates for, and the property values of, these properties, which could lead to a reduction of our rental income and/or impairment charges.

Our portfolio of properties is concentrated in the industrial and retail real estate sectors, and our business would be adversely affected by an economic downturn in either of such sectors.

Approximately 55.5% and 32.4% of our 2021 contractual rental income is derived from industrial and retail tenants, respectively, and we are vulnerable to economic declines that negatively impact these sectors of the economy, which could have an adverse effect on our results of operations, liquidity and financial condition.

Declines in the value of our properties could result in impairment charges.

If we are presented with indications of impairment in the value of a particular property or group of properties, we will be required to evaluate any such property or properties. If we determine that any of our properties at which indicators of impairment exist have undiscounted cash flows below the net book value of such property, we will be required to recognize an impairment charge for the difference between the fair value and the book value during the quarter in which we make such determination.

Our ability to fully control the maintenance of our net-leased properties may be limited.

The tenants of our net-leased properties are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance or other liabilities once the property is no longer leased. While we visit our properties on an intermittent basis, these visits are not comprehensive inspections and deferred maintenance items may go unnoticed. While our leases generally provide for recourse against the tenant in these instances, a bankrupt or financially-troubled tenant may be more likely to defer maintenance, and it may be more difficult to enforce remedies against such a tenant.

A significant portion of our leases are long-term and do not have fair market rental rate adjustments, which could negatively impact our income and reduce the amount of funds available to make distributions to stockholders.

A significant portion of our rental income comes from long-term net leases. There is an increased risk with long-term leases that the contractual rental increases in future years will fail to result in fair market rental rates during those years. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases or if we are unable to obtain any increases in rental rates over the terms of our leases, significant increases in future property operating costs, to the extent not covered under the net leases, could result in us receiving less than fair value from these leases. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in long-term net leases. In addition, increases in interest rates may also negatively impact the value of our properties that are subject to long-term leases. While a significant number of our net leases provide for annual escalations in the rental rate, the increase in interest rates may outpace the annual escalations.

The re-development of a multi-tenant community shopping center located in Manahawkin, New Jersey owned by a joint venture may be unsuccessful or fail to meet our expectations.

A joint venture in which we are a 50% partner is re-developing a multi-tenant community shopping center located in Manahawkin, New Jersey, which we refer to as the “Manahawkin Property.” As a result of this re-development activity and the related decrease in occupancy, and more recently, the failure of Regal Cinemas, a significant tenant at this property, to pay rent, the income and cash flow from this property decreased significantly over the past several years.

This re-development project may be unsuccessful or fail to meet our expectations due to a variety of risks and uncertainties including:

●	whether and when anchor or significant tenants, such as Regal Cinemas which has been experiencing financial difficulty, will reopen and begin paying rent,
●	co-tenancy clauses that permit certain significant tenants to terminate their lease or otherwise reduce their rent obligations could be triggered if certain significant tenants vacate, cease paying rent or otherwise cease operations,
●	current tenants that have informally agreed to participate in the re-development may determine not to participate,
●	the joint venture’s inability to obtain, on acceptable terms, the financing needed to implement the re-development,
●	the joint venture’s inability to obtain all necessary zoning and other required governmental permits and authorizations on a timely basis,
●	occupancy rates and rents at the re-developed property may not meet the expected levels and could be insufficient to make the property profitable,
●	the inability to complete the project on schedule, or at all, as a result of factors, many of which are beyond the joint venture’s control, including the pandemic, weather, labor conditions and material shortages,
●	development and construction costs of the project may exceed the joint venture’s estimates,
●	we or our joint venture partner may not have sufficient resources to fund the project, and
●	fluctuations in local and regional economic conditions due to the time lag between commencement and completion of the project.

We may be adversely affected if this re-development is further delayed or is unsuccessful. See “Item 2. Properties” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information about the Manahawkin Property.

Risks Related to Our Financing Activities, Indebtedness and Capital Resources

If we are unable to refinance our mortgage loans at maturity, we may be forced to sell properties at disadvantageous terms, which would result in the loss of revenues and in a decline in the value of our portfolio.

We had, as of December 31, 2020, $433.5 million in mortgage debt outstanding (all of which is non-recourse subject to standard carve-outs) and our ratio of debt to total market capital was 51.9%. The risks associated with our mortgage debt, include the risks that cash flow from properties securing the indebtedness and our available cash and cash equivalents will be insufficient to meet required payments of principal and interest.

Generally, only a portion of the principal of our mortgage indebtedness will be repaid prior to or at maturity and we do not plan to retain sufficient cash to repay such indebtedness at maturity. Accordingly, to meet these obligations if they cannot be refinanced at maturity, we will have to use funds available under our credit facility, if any, and our available cash and cash equivalents to pay our mortgage debt or seek to raise funds through the financing of unencumbered properties, sale of properties or the issuance of additional equity. From 2021 through 2025, approximately $205.0 million of our mortgage debt matures—specifically, $22.6 million in 2021, $46.1 million in 2022, $30.3 million in 2023, $63.0 million in 2024 and $43.0 million in 2025. If we are unsuccessful in refinancing or extending existing mortgage indebtedness or financing unencumbered properties, selling properties on favorable terms or raising additional equity, our cash flow will be insufficient to repay all maturing mortgage debt when payments become due, and we may be forced to dispose of properties on disadvantageous terms or convey properties secured by mortgages to the mortgagees, which would lower our revenues and the value of our portfolio.

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

While interest rates have been at historically low levels the past several years, they could become increasingly volatile. During the three years ended December 31, 2020, the interest rate on the 10-year treasury note ranged from 0.51% to 3.24%. If we are required to refinance mortgage debt that matures over the next several years at higher interest rates than such mortgage debt currently bears, the funds available for dividends may be reduced. The following table sets forth, as of December 31, 2020, the principal balance of the mortgage payments due at maturity on our properties and the weighted average interest rate thereon (dollars in thousands):

	Principal
	Balances	Weighted Average
	Due at	Interest Rate
Year	Maturity	Percentage
2021	$8,542	4.13
2022	31,584	3.92
2023	16,709	4.39
2024	50,636	4.42
2025	32,086	4.32
2026 and thereafter	168,143	4.05

We manage a substantial portion of our exposure to interest rate risk by accessing debt with staggered maturities, obtaining fixed rate mortgage debt and by fixing the interest rate on variable rate debt through the use of interest rate swap agreements. However, no amount of hedging activity can fully insulate us from the risks associated with changes in interest rates. Swap agreements involve risk, including that counterparties may fail to honor their obligations under these arrangements, and these arrangements have caused us to pay higher interest rates on our debt obligations than would otherwise be the case. Failure to hedge effectively against interest rate risk could adversely affect our results of operations and financial condition.

Because REIT stocks are often perceived as high-yield investments, investors may perceive less relative benefit to owning REIT stocks as interest rates and the yield on government treasuries and other bonds increase. Accordingly, an increase in interest rates could reduce the amount investors are willing to pay for our common stock.

If our borrowings increase, the risk of default on our repayment obligations and our debt service requirements will also increase.

At December 31, 2020, we had $446.5 million of debt outstanding, including $433.5 million of mortgage debt and $13.0 million of debt incurred pursuant to our credit facility. Increased leverage, whether pursuant to our credit facility or mortgage debt, could result in increased risk of default on our payment obligations related to borrowings and in an increase in debt service requirements, which could reduce our net income and the amount of cash available to meet expenses and to pay dividends.

A breach of our credit facility could occur if a significant number of our tenants default or fail to renew expiring leases, or we take impairment charges against our properties.

Our credit facility includes covenants that require us to maintain certain financial ratios and comply with other requirements. If our tenants default under their leases or fail to renew expiring leases, generally accepted accounting principles may require us to recognize impairment charges against our properties, and our financial position could be adversely affected causing us to be in breach of the financial covenants contained in our credit facility.

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

At December 31, 2020, our variable rate debt that bears interest at the one month LIBOR rate plus a negotiated spread is in principal amount of $97.7 million (i.e., $84.7 million of mortgage debt and $13.0 million of credit facility debt). We hedged our exposure to the fluctuating interest payments on this mortgage debt by entering into interest rate swaps with the counterparties (or their affiliates) to such debt – these swaps effectively fix our interest payments under the related debt. At December 31, 2020, we have 23 swaps with 6 separate counterparties and an aggregate notional amount of $84.7 million. The fluctuating interest payments on the credit facility debt are not hedged. The authority regulating LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after June 2023 and it is possible that LIBOR will become unavailable at an earlier date. Approximately $68.7 million of this mortgage debt and the related notional amount of interest rate swaps mature after June 2023. Accordingly, there is uncertainty as to how the interest rate on this mortgage debt, the related swaps and the credit facility debt will be determined when LIBOR is unavailable. Though these agreements, and instruments provide for alternative methods of calculating the interest rate if LIBOR is unavailable, such alternative rates may be unavailable (or the alternative rate provided for in the variable rate mortgage debt may be inconsistent with the alternative rate provided for by the related swap), in which case we may have to negotiate an alternative rate with the counterparties to such debt, the related swaps and the credit facility debt - we can provide no assurance that we and our counterparties will be able to agree to alternative rates. Even if alternative rates are available, the swaps may not effectively hedge our interest payment obligation on this variable rate mortgage debt and may result in fluctuating interest payments with respect to such debt. Our cash flow and financial results may be adversely affected if we are unable to arrange a mutually satisfactory alternative rate to LIBOR for our variable rate mortgage debt and the credit facility debt. Further, the absence of LIBOR or a generally acceptable alternative thereto may make it difficult to hedge our interest rate exposure on variable rate mortgage debt that we incur in the future which in turn may make it more difficult to acquire properties.

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

Risks Related to Real Estate Investments

Our revenues and the value of our portfolio are affected by a number of factors that affect investments in leased real estate generally.

We are subject to the general risks of investing in leased real estate. These include the non-performance of lease obligations by tenants, leasehold improvements that will be costly or difficult to remove should it become necessary to re-rent the leased space for other uses, covenants in certain retail leases that limit the types of tenants to which available space can be rented (which may limit demand or reduce the rents realized on re-renting), rights to terminate leases due to co-tenancy provisions, events of casualty or condemnation affecting the leased space or the property or due to interruption of the tenant’s quiet enjoyment of the leased premises, obligations of a landlord to restore the leased premises or the property following events of casualty or condemnation, adverse changes in economic conditions and local conditions (e.g., changing demographics, retailing trends and traffic patterns), declines in rental rates, changes in the supply and price of quality properties and the market supply and demand of competing properties, the impact of environmental laws, security concerns, prepayment penalties applicable under mortgage financings, changes in tax, zoning, building code, fire safety and other laws and regulations, the type of insurance coverage available, and changes in the type, capacity and sophistication of building systems. The occurrence of any of these events could adversely impact our results of operations, liquidity and financial condition.

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

Most of our tenants obtain, for our benefit, comprehensive insurance covering our properties in amounts that are intended to be sufficient to provide for the replacement of the improvements at each property. However, the amount of insurance coverage maintained for any property may be insufficient (i) to pay the full replacement cost of the improvements at the property following a casualty event or (ii) if coverage is provided pursuant to a blanket policy and the tenant’s other properties are subject to insurance claims. In addition, the rent loss coverage under the policy may not extend for the full period of time that a tenant may be entitled to a rent abatement as a result of, or that may be required to complete restoration following, a casualty event. In addition, there are certain types of losses, such as those arising from earthquakes, floods, hurricanes and terrorist attacks, that may be uninsurable or that may not be economically insurable. Changes in zoning, building codes and ordinances, environmental considerations and other factors also may make it impossible or impracticable for us to use insurance proceeds to replace damaged or destroyed improvements at a property. If restoration is not or cannot be completed to the extent, or within the period of time, specified in certain of our leases, the tenant may have the right to terminate the lease. If any of these or similar events occur, it may reduce our revenues, the value of, or our return from, an affected property.

We have been, and in the future will be, subject to significant competition and we may not be able to compete successfully for investments.

We have been, and in the future will be, subject to significant competition for attractive investment opportunities from other real estate investors, many of which have greater financial resources and the ability to take greater risks than us, including publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors.

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

Seven properties in which we have an interest are owned through consolidated joint ventures (four properties) and unconsolidated joint ventures (three properties). We may continue to acquire properties through joint ventures and/or contribute some of our properties to joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might file for bankruptcy protection, fail to fund their share of required capital contributions or obtain insurance coverage pursuant to a blanket policy as a result of which claims with respect to other properties covered by such policy and in which we have no interest could reduce or eliminate the coverage available with respect to the joint venture properties. Further, joint venture partners may have conflicting business interests or goals, and as a result there is the potential risk of impasses on decisions, such as a sale and the timing thereof. Any disputes that may arise between joint venture partners and us may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. With respect to our (i) consolidated joint ventures, we own, with two joint venture partners and their respective affiliates, properties that account for 3.8% of 2021 contractual rental income, and (ii) unconsolidated joint ventures, we own, with two joint venture partners and their affiliates, properties which account for our $1.4 million share of 2021 base rent payable. We may be adversely affected if we are unable to maintain a satisfactory working relationship with these joint venture partners or if any of these partners becomes financially distressed.

Regulatory and Tax Risks

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

Risks Related to OLP’s Organization, Structure and Ownership of Stock

Our transactions with affiliated entities involve conflicts of interest.

From time to time we have entered into transactions with persons and entities affiliated with us and with certain of our officers and directors. Such transactions involve a potential conflict of interest, and entail a risk that we could have obtained more favorable terms if we had entered into such transaction with an unaffiliated third party. We are a party to a compensation and services agreement with Majestic Property effective as of January 1, 2007, as amended. Majestic Property is wholly-owned by the vice chairman of our board of directors and it provides compensation to certain of our part-time senior executive officers and other individuals performing services on our behalf. Pursuant to the compensation and services agreement, we pay an annual fee to Majestic Property which provides us with the Services. See “Item 1. Business – Human Capital Resources”. In 2020 we paid, and in 2021 we anticipate paying, Majestic Property, (i) a fee of $3.0 million and $3.1 million, respectively, and (ii) $275,000 and $295,000, respectively, for our share of all direct office expenses, including rent, telephone, postage, computer services, supplies, and internet usage. We also obtain our property insurance in conjunction with Gould Investors L.P., our affiliate, and in 2020, reimbursed Gould Investors $1.2 million for our share of the insurance premiums paid by Gould Investors. At December 31, 2020, Gould Investors beneficially owns approximately 9.2% of our outstanding common stock and certain of our senior executive officers are also executive officers of the managing general partner of Gould Investors. See Note 10 of our consolidated financial statements for information regarding equity awards to individuals performing services on our behalf pursuant to the compensation and services agreement.

Our senior management and other key personnel, including those performing services on a part-time basis, are critical to our business and our future success depends on our ability to retain them.

We depend on the services of Matthew J. Gould, chairman of our board of directors, Fredric H. Gould, vice chairman of our board of directors, Patrick J. Callan, Jr., our president and chief executive officer, Lawrence G. Ricketts, Jr., our executive vice president and chief operating officer, and David W. Kalish, our senior vice president and chief financial officer, and other members of senior management to carry out our business and investment strategies. Of the foregoing executive officers, only Messrs. Callan and Ricketts, devote all of their business time to us. Other members of senior management provide services to us either on a full-time or part-time, as-needed basis. The loss of the services of any of our senior management or other key personnel, the inability or failure of the members of senior management providing services to us on a part-time basis to devote sufficient time or attention to our activities or our inability to recruit and retain qualified personnel in the future, could impair our ability to carry out our business and investment strategies.

Certain provisions of our charter, our Bylaws, as amended, and Maryland law may inhibit a change in control that stockholders consider favorable and could also limit the market price of our common stock.

Certain provisions of our charter (the “Charter”), our Bylaws and Maryland law may impede, or prevent, a third party from acquiring control of us without the approval of our board of directors. These provisions:

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

Pursuant to the attribution rules under the Code, Fredric H. Gould, is our only stockholder that beneficially owned in excess of 9.9% of our capital stock on June 14, 2005, when the ownership limit became effective, and is the only person permitted to own and acquire shares of our capital stock, directly or indirectly, in excess of the ownership limit. Based on information supplied to us, as of March 4, 2021, Mr. Gould beneficially owns approximately 11.667% of the outstanding shares of our stock. As a result of Mr. Gould’s beneficial ownership of our stock, compliance with the 9.9% ownership limit will not ensure that your ownership of shares of our stock will not violate the Five or Fewer Limit or prevent shares of stock that you intended to acquire from being designated as “excess shares” and transferred to a charitable trust.

Currently, if three other individuals unrelated to Mr. Gould were to beneficially own exactly 9.9% of our outstanding stock, no other individual may beneficially own 8.633% or more of our outstanding stock without violating the Five or Fewer Limit and causing the newly-acquired shares to be designated as “excess shares” and transferred to the charitable trust. However, there is no limitation on Mr. Gould acquiring additional shares of our stock or otherwise increasing his percentage of ownership of our stock, meaning that the amount of our stock that other persons or entities may acquire without potentially violating the Five or Fewer Limit could be reduced in the future and without notice. Our Board has exempted from the 9.9% ownership limit the ownership by Mr. Gould’s direct and indirect heirs of shares of our stock that they inherit from him, subject to the same conditions and limitations as apply to Mr. Gould.

Fredric H. Gould and his heirs will be required by the Exchange Act and regulations promulgated thereunder to report, with certain exceptions, their acquisition of additional shares of our stock within two days of such acquisitions, and all holders of our stock will be required to file reports of their acquisition of beneficial ownership (as defined in the Exchange Act) of more than 5% of our outstanding stock. However, beneficial ownership for purposes of the reporting requirements under the Exchange Act is calculated differently than beneficial ownership for purposes of determining compliance with the Five or Fewer Limit. As a result, you may not have enough information currently available to you at any time to determine the percentage of ownership of our stock that you can acquire without violating the Five or Fewer Limit and losing the economic benefit of the ownership of such newly-acquired shares.

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

The level of our dividend is established by our board of directors from time to time based on a variety of factors, including our cash available for distribution, funds from operations, adjusted funds from operations and maintenance of our REIT status. Various factors could cause our board of directors to decrease or not increase our dividend, including tenant defaults or bankruptcies resulting in a material reduction in our funds from operations, a material loss resulting from an adverse change in the value of one or more of our properties, or insufficient income to cover our dividends. In 2020, our dividends exceed our “earnings and profits” as determined pursuant to the Code (approximately 8.1% of our dividends exceeded our earnings and profits and therefor constituted a return of capital); accordingly, we were not required to pay dividends that exceeded such earnings and profits to maintain our REIT status. We anticipate that at least a portion of the dividends we will pay in 2021 will constitute a return of capital and we would not be required to pay dividends that qualify as return of capital to maintain our REIT status. If our board of directors determines to reduce or not increase our dividend for the foregoing or any other reason, the market value of our common stock could be adversely affected.

General Business Risks

Breaches of information technology systems could materially harm our business and reputation

We collect and retain on information technology systems, certain financial, personal and other sensitive information provided by third parties, including tenants, vendors and employees. We also rely on information technology systems for the collection and distribution of funds. We have been, and continue to be, subject to cybersecurity attacks though we have not incurred any significant loss therefrom. There can be no assurance that we will be able to prevent unauthorized access to sensitive information or the unauthorized distribution of funds. Any loss of this information or unauthorized distribution of funds as a result of a cybersecurity attack may result in loss of funds to which we are entitled, legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business.

Actual or threatened epidemics, pandemics, outbreaks, or other public health crises may adversely affect our tenants’ financial condition and the profitability of our properties.

Our business and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the COVID-19 pandemic. The risk, or public perception of the risk, of a pandemic or media coverage of infectious diseases could cause customers to avoid retail properties, and with respect to our properties generally, could cause temporary or long-term disruptions in our tenants’ supply chains and/or delays in the delivery of our tenants’ inventory. Moreover, an epidemic, pandemic, outbreak or other public health crisis, such as COVID-19, could cause the on-site employees of our tenants to avoid our tenants’ properties, which could adversely affect our tenants’ ability to adequately manage their businesses. Risks related to an epidemic, pandemic or other health crisis, such as COVID-19, could also lead to the complete or partial closure of one or more of our tenants’ stores or facilities. Such events could adversely impact our tenants’ sales and/or cause the temporary closure of our tenants’ businesses, which could severely disrupt their operations and the rental revenue we generate from our leases with them. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2020, we own 120 properties with an aggregate net book value of $691.9 million. Our occupancy rate, based on square footage, was 98.4%, 98.1% and 99.2% as of December 31, 2020, 2019 and 2018, respectively.

At December 31, 2020, we participated in joint ventures that owned three properties and at such date, our investment in these unconsolidated joint ventures is $10.7 million. The occupancy rate of our joint venture properties, based on square footage, was 59.1%, 59.3% and 59.3% as of December 31, 2020, 2019 and 2018, respectively. For further information about the Manahawkin Property, including information about the related mortgage debt and re-development activities, see “—Properties Owned by Joint Ventures”, “—Mortgage Debt” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our executive office is located at 60 Cutter Mill Road, Suite 303, Great Neck, New York. We believe that this facility is satisfactory for our current and projected needs.

Our Properties

The following table details, as of December 31, 2020, certain information about our properties (except as otherwise indicated, each property is tenanted by a single tenant):

		Percentage of	Approximate	2021 Contractual
		2021 Contractual	Square Footage	Rental Income
Location	Type of Property	Rental Income	of Building	per Square Foot
Fort Mill, SC	Industrial	4.3	701,595	$4.20
Hauppauge, NY	Industrial	4.0	201,614	13.57
Baltimore, MD	Industrial	3.4	367,000	6.39
Royersford, PA(1)	Retail	3.2	194,600	11.47
Lebanon, TN	Industrial	3.0	540,200	3.83
El Paso, TX	Industrial	2.8	419,821	4.60
West Hartford, CT	Retail—Supermarket	2.6	47,174	37.92
Secaucus, NJ	Health & Fitness	2.2	44,863	33.43
Delport, MO(2)	Industrial	2.1	339,094	8.69
El Paso, TX(3)	Retail	1.9	110,179	12.36
McCalla, AL	Industrial	1.9	294,000	4.43
St. Louis Park, MN(2)	Retail	1.9	131,710	21.78
Littleton, CO(4)	Retail	1.9	101,617	16.65
Brooklyn, NY	Office	1.8	66,000	19.24
Lowell, AR	Industrial	1.8	248,370	4.95
Fort Mill, SC	Industrial	1.7	303,188	3.92
Joppa, MD	Industrial	1.6	258,710	4.33
Ankeny, IA(2)	Industrial	1.6	208,234	10.28
Moorestown, NJ(2)	Industrial	1.5	219,881	9.80
Pittston, PA	Industrial	1.5	249,600	4.02
Englewood, CO	Industrial	1.4	63,882	15.30
Tucker, GA	Health & Fitness	1.4	58,800	16.16
Pennsburg, PA(2)	Industrial	1.3	291,203	6.34
Hamilton, OH	Health & Fitness	1.1	38,000	20.75
Greenville, SC(5)	Industrial	1.1	142,200	16.20
Bakersfield, CA	Industrial	1.1	218,116	3.36
Green Park, MO	Industrial	1.0	119,680	6.02
Columbus, OH	Retail—Furniture	1.0	96,924	7.40
Saco, ME	Industrial	1.0	131,400	5.33
Ronkonkoma, NY(2)	Industrial	1.0	90,599	14.95
Wichita, KS	Retail—Furniture	1.0	88,108	7.91
Indianapolis, IN	Industrial	1.0	125,622	5.45
Lake Charles, LA(6)	Retail—Office Supply	1.0	54,229	38.12
Huntersville, NC	Industrial	0.9	78,319	8.07
Ashland, VA	Industrial	0.9	88,003	7.04
Columbus, OH	Industrial	0.9	105,191	5.83
Memphis, TN	Industrial	0.9	224,749	2.72
Ft. Myers, FL	Retail	0.9	29,993	20.17
Chandler, AZ	Industrial	0.9	62,121	9.64
Kennesaw, GA	Retail	0.9	32,138	18.57
Chicago, IL	Retail—Office Supply	0.8	23,939	24.37
Amarillo, TX	Retail—Furniture	0.8	72,027	7.91
Cedar Park, TX	Retail—Furniture	0.8	72,000	7.91
Moorestown, NJ	Industrial	0.8	64,000	8.80
Nashville, TN(2)	Industrial	0.8	99,500	11.16
Melville, NY	Industrial	0.8	51,351	10.68
Fayetteville, GA	Retail—Furniture	0.8	65,951	7.91
Shakopee, MN	Industrial	0.8	114,000	4.55
Cary, NC	Retail—Office Supply	0.7	33,490	14.62
Greenville, SC	Industrial	0.7	88,800	5.41
Virginia Beach, VA	Retail—Furniture	0.7	58,937	7.91
Louisville, KY	Industrial	0.7	125,370	3.70
Champaign, IL(2)	Retail	0.7	50,530	19.02
New Hyde Park, NY	Industrial	0.7	38,000	12.01
Bensalem, PA(5)	Industrial	0.6	85,663	20.38
Greenville, SC(7)	Industrial	0.6	128,000	5.54
Rincon, GA	Industrial	0.6	95,000	4.60
Plymouth, MN	Industrial	0.6	82,565	5.15

		Percentage of	Approximate	2021 Contractual
		2021 Contractual	Square Footage	Rental Income
Location	Type of Property	Rental Income	of Building	per Square Foot
Eugene, OR	Retail—Office Supply	0.6	24,978	$16.37
Deptford, NJ	Retail	0.6	25,358	15.90
Highland Ranch, CO(2)	Retail	0.6	42,920	19.50
Tyler, TX	Retail—Furniture	0.6	50,810	7.91
Newark, DE	Other	0.6	23,547	17.00
Duluth, GA	Retail—Furniture	0.6	50,260	7.91
Newport, VA	Retail—Furniture	0.6	49,865	7.91
El Paso, TX	Retail—Office Supply	0.6	25,000	15.20
Woodbury, MN	Retail	0.5	49,406	7.25
LaGrange, GA	Industrial	0.5	80,000	4.06
Durham, NC	Industrial	0.5	46,181	6.95
Richmond, VA	Retail—Furniture	0.4	38,788	7.91
Greensboro, NC	Retail	0.4	12,950	23.58
Gurnee, IL	Retail—Furniture	0.4	22,768	13.23
Naples, FL	Retail—Furniture	0.4	15,912	18.70
Wauconda, IL	Industrial	0.4	53,750	5.48
Selden, NY	Retail	0.4	14,555	20.00
Somerville, MA	Retail	0.4	12,054	23.23
Bluffton, SC	Retail—Furniture	0.4	35,011	7.91
Carrollton, GA	Restaurant	0.4	6,012	45.53
Pinellas Park, FL	Industrial	0.4	53,064	5.03
Cartersville, GA	Restaurant	0.4	5,635	45.84
Hauppauge, NY	Restaurant	0.4	7,000	36.65
West Hartford, CT(8)	Retail—Supermarket	0.4	—	—
Richmond, VA	Restaurant	0.4	9,367	26.02
Greensboro, NC	Restaurant	0.4	6,655	36.46
Hyannis, MA	Retail	0.4	9,750	24.85
Lexington, KY	Retail—Furniture	0.3	30,173	7.91
New Hope, MN	Industrial	0.3	122,461	1.80
Chandler, AZ	Industrial	0.3	25,035	8.59
Myrtle Beach, SC	Restaurant	0.3	6,734	31.68
Everett, MA	Retail	0.3	18,572	11.43
Kennesaw, GA	Restaurant	0.3	4,051	52.35
Lawrenceville, GA	Restaurant	0.3	4,025	50.49
Bolingbrook, IL	Retail	0.3	33,111	6.10
Concord, NC	Restaurant	0.3	4,749	42.04
Cape Girardeau, MO	Retail	0.3	13,502	14.71
Miamisburg, OH	Industrial	0.3	35,707	5.48
Marston, MA	Retail	0.3	8,775	21.00
Indianapolis, IN	Restaurant	0.3	12,820	14.14
Monroeville, PA	Retail	0.3	6,051	27.83
Gettysburg, PA	Restaurant	0.2	2,944	51.63
Hanover, PA	Restaurant	0.2	2,702	54.90
West Palm Beach, FL	Industrial	0.2	10,361	14.26
Batavia, NY	Retail	0.2	23,483	6.00
Palmyra, PA	Restaurant	0.2	2,798	48.48
Reading, PA	Restaurant	0.2	2,754	48.66
Reading, PA	Restaurant	0.2	2,551	51.72
Trexlertown, PA	Restaurant	0.2	3,004	43.03
Cuyahoga Falls, OH	Retail	0.2	6,796	17.21
South Euclid, OH	Retail	0.2	11,672	9.94
Hilliard, OH	Retail	0.2	6,751	15.55
Port Clinton, OH	Retail	0.1	6,749	15.19
Lawrence, KS	Retail	0.1	8,600	10.17
Seattle, WA	Retail	0.1	3,053	26.06
Rosenberg, TX	Retail	0.1	8,000	8.79
Louisville, KY	Industrial	0.1	9,642	4.45
Crystal Lake, IL(9)	Retail	—	57,653	—
Greensboro, NC(10)	Theater	—	61,213	—
Indianapolis, IN(10)	Theater	—	57,688	—
Philadelphia, PA(11)	Retail—Supermarket	—	32,446	—
Beachwood, OH(12)	Land	—	349,999	—
		100.0	10,304,071

(1)	This property, a community shopping center, is leased to 12 tenants. Contractual rental income per square foot excludes 1,650 vacant square feet. Approximately 27.9% of the square footage is leased to a supermarket.
(2)	This property has two tenants.
(3)	This property has four tenants. Contractual rental income per square foot excludes 2,395 vacant square feet.
(4)	This property, a community shopping center, is leased to 21 tenants. Contractual rental income per square foot excludes 23,635 vacant square feet.
(5)	This property has three tenants.
(6)	This property has three tenants. Approximately 43.4% of the square footage is leased to a retail office supply operator.
(7)	This property has two tenants. Contractual rental income excludes 48,000 vacant square feet.
(8)	This property provides additional parking for the W. Hartford, CT, retail supermarket.
(9)	This property has been vacant since 2017.
(10)	These properties are tenanted by Regal Cinemas which has closed the theaters at our properties for an unspecified period.
(11)	This property has been vacant since 2019.
(12)	This property is ground leased to a multi-unit apartment complex owner/operator. Contractual rental income excludes $1.2 million of variable rent as it is unlikely we will receive rent for several months, if not longer. See Note 6 of our consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Challenges and Uncertainties Facing Certain Tenants and Properties.”

Properties Owned by Joint Ventures

The following table sets forth, as of December 31, 2020, information about the properties owned by joint ventures in which we are a venture partner:

		Percentage of
		Base Rent Payable
		in 2021
		Contributed by	Approximate	2021
	Type of	the Applicable	Square Footage	Base Rent
Location	Property	Joint Venture(1)	of Building	per Square Foot
Manahawkin, NJ(2)	Retail	78.4	319,349	$7.96
Savannah, GA	Retail	14.5	46,058	4.42
Savannah, GA(3)	Restaurant	7.1	—	—
		100.0	365,407
(1)	Represents our share of the base rent payable in 2021 with respect to such joint venture property, expressed as a percentage of the aggregate base rent payable in 2021 with respect to all of our joint venture properties. Base rent payable in 2021 excludes $237,000 from, Regal Cinemas, a tenant at our Manahawkin, New Jersey property, which has closed for an unspecified period.
(2)	The Manahawkin Property, a community shopping center, is leased to 22 tenants and is undergoing re-development. Base rent per square foot excludes (i) 149,447 vacant square feet and (ii) 31,619 square feet leased to Regal Cinemas. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(3)	Portions of this property are used as a parking lot and ground leased to a restaurant.

Geographic Concentration

As of December 31, 2020, the 120 properties owned by us are located in 31 states. The following table sets forth information, presented by state, related to our properties as of December 31, 2020:

			Percentage of
		2021	2021
		Contractual	Contractual	Approximate
	Number of	Rental	Rental	Building
State	Properties	Income	Income	Square Feet
New York	8	$6,398,224	9.3	492,602
South Carolina	7	6,306,335	9.2	1,405,528
Pennsylvania	12	5,581,672	8.1	901,523
Texas	7	5,256,941	7.6	757,837
Georgia	10	4,175,318	6.1	401,872
New Jersey	4	3,527,027	5.1	354,102
Maryland	2	3,467,424	5.0	625,710
Tennessee	3	3,237,837	4.7	864,449
Minnesota	5	2,821,941	4.1	500,142
Ohio	9	2,756,277	4.0	657,789
Colorado	3	2,678,349	3.9	208,419
Missouri	3	2,392,938	3.5	472,276
North Carolina	7	2,190,481	3.2	243,557
Connecticut	2	2,041,992	3.0	47,174
Virginia	5	2,031,460	3.0	244,960
Illinois	6	1,840,560	2.7	216,544
Florida	4	1,317,004	1.9	109,330
Alabama	1	1,303,539	1.9	294,000
Arkansas	1	1,230,498	1.8	248,370
Iowa	1	1,082,337	1.6	208,234
Massachusetts	4	918,849	1.3	49,151
Indiana	3	865,973	1.3	196,130
Arizona	2	814,142	1.2	87,156
Kansas	2	784,787	1.1	96,708
Kentucky	3	745,406	1.1	165,185
California	1	733,260	1.1	218,116
Maine	1	700,693	1.0	131,400
Other	4	1,543,445	2.2	105,807
	120	$68,744,709	100.0	10,304,071

The following table sets forth information, presented by state, related to the properties owned by our joint ventures as of December 31, 2020:

		Our Share
		of the
		Base Rent
		Payable in 2021	Approximate
	Number of	to these	Building
State	Properties	Joint Ventures	Square Feet
New Jersey	1	$1,101,421	319,349
Georgia	2	303,379	46,058
	3	$1,404,800	365,407

Mortgage Debt

At December 31, 2020, we had:

●	74 first mortgages secured by 91 of our 120 properties; and
●	$433.5 million of mortgage debt outstanding with a weighted average interest rate of 4.19% and a weighted average remaining term to maturity of approximately 7.1 years. Substantially all of such mortgage debt bears fixed interest at rates ranging from 3.02% to 5.87% and contains prepayment penalties.

The following table sets forth scheduled principal mortgage payments due on our properties as of December 31, 2020 (dollars in thousands):

PRINCIPAL
YEAR	PAYMENTS DUE
2021	$22,575
2022	46,126
2023	30,278
2024	63,016
2025	43,048
Thereafter	228,506
Total	$433,549

At December 31, 2020, the first mortgage on the Manahawkin Property, the only joint venture property with mortgage debt, had an outstanding principal balance of $22.9 million, carries an annual interest rate of 4% and matures in July 2025. This mortgage contains a prepayment penalty. The following table sets forth the scheduled principal mortgage payments due for this property as of December 31, 2020 (dollars in thousands):

PRINCIPAL
YEAR	PAYMENTS DUE
2021	$770
2022	802
2023	834
2024	868
2025	19,584
Total	$22,858

The mortgages on our properties (including properties owned by joint ventures) are generally non-recourse, subject to standard carve-outs.

Item 3. Legal Proceedings.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange under the symbol “OLP.” As of March 5, 2021, there were approximately 270 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

We did not repurchase any shares of our outstanding common stock in 2020. We are authorized to repurchase up to $7.5 million in shares of our common stock.

Item 6. Selected Financial Data.

Not applicable as we qualify as a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a self-administered and self-managed REIT focused on acquiring, owning and managing a geographically diversified portfolio of industrial, retail (including furniture stores and supermarkets), restaurant, health and fitness and theater properties, many of which are subject to long-term leases. Most of our leases are “net leases” under which the tenant, directly or indirectly, is responsible for paying the real estate taxes, insurance and ordinary maintenance and repairs of the property. As of December 31, 2020, we own, in 31 states, 123 properties, including four properties owned by consolidated joint ventures and three properties owned through unconsolidated joint ventures.

Challenges and Uncertainties Related to the COVID-19 Pandemic

The most significant challenge we faced in 2020, and the significant uncertainties we face in the near term, are the direct and indirect economic and other impacts of the COVID-19 pandemic and the responses thereto. The pandemic had, and continues to have, a significant impact on the global economy, the U.S. economy, and the economies of the local markets in which our properties are located.  The preventative measures taken to address the pandemic, and the economic consequences resulting therefrom, have affected, and will continue to affect, our tenants to varying degrees depending on, among other things, the location of the subject property and the nature of the tenant and use of the property (i.e., industrial or non-industrial), with retail (both general and specialized), theater, health and fitness, and restaurant properties having been and continuing to be significantly adversely affected.

The pandemic and the current economic, financial, and capital markets environments present material risks and uncertainties.  We are unable to predict the ultimate impact that the pandemic and the continuing economic slowdown will have on our business, financial condition, results of operation and cash flows, which will depend largely on future developments relating, among other things, to the duration and scope of the pandemic, efforts to boost the economy, the timing and strength of an economic recovery, if any, and other factors outside of our control. If the pandemic and economic slowdown continue for an extended period, among other things,

●	tenants, and in particular, tenants in the retail, restaurant, theater and health and fitness sectors, may be unable to satisfy their obligations to us (including obligations under deferral arrangements or extended leases) and may seek additional rent relief, may choose not to renew their leases, or if they renew, may do so on terms less favorable to us,
●	it is more likely that tenants that to date have only been minimally impacted will be significantly and adversely effected,
●	the amounts tenants at challenged properties pay us may be insufficient, without an accommodation from the mortgage lender at such properties, to pay our debt service obligations with respect to such properties,
●	the mortgage lenders for challenged properties may be unwilling or unable to allow for accommodations or further accommodations with respect to our debt service obligations at such properties,
●	the transformation of the retail, restaurant, health and fitness and theater sectors toward the provision by these sectors of goods and services through e-commerce distribution channels at the expense of the bricks and mortar distribution channels, may continue to grow at an accelerating rate,
●	it may be more difficult to obtain equity and debt financing, and
●	it may be more difficult to acquire properties to grow our business and dispose of underperforming assets.

Our business, income, cash flow, results of operations, financial condition, liquidity, prospects, ability to service our debt, and ability to pay cash dividends to our stockholders, may be adversely affected upon the occurrence of any one or more of the foregoing. The risks, uncertainties and challenges presented by the pandemic and the economic slowdown may also have the effect of heightening many of the other risks, challenges and uncertainties described in this report.

Deferrals and Abatements; Addressing Liquidity and Capital Resource Requirements

We summarize below certain information, as of December 31, 2020 (unless otherwise indicated), regarding the impact of the pandemic on our business and our responses thereto. See Note 2 to our consolidated financial statements for information regarding the accounting treatment afforded to abatements and deferrals of rental payments.

We deferred the payment of an aggregate of approximately $3.5 million, or 4.8%, of the annual base rent otherwise payable during 2020. Of such sum, $1.6 million, or 47.0%, is payable by four tenants at 16 properties. Of the total $3.5 million deferral, approximately 14.2% was repaid in 2020 and 79.6%, 5.9% and 0.3% are to be paid in 2021, 2022 and 2023, respectively.  These deferrals do not (i) modify or defer tenant obligations to reimburse us for property level operating expenses and (ii) affect our net income, funds from operations or adjusted funds from operations; however, they reduced cash available for acquisitions, operations and dividends.  We may grant, as circumstances require, rent deferrals in addition to those described in this report.

The abatements we agreed to reduced for 2020 (before giving effect to the impact of lease extensions on straight-line rent as described below) rental income by $1.4 million. For seven tenants, we linked a rent abatement to a lease extension (and for another tenant, reduced the lease term and the base rent payable) at a property. As a result of the abatements coupled with the modified lease term,

●	the aggregate base rent payable beginning January 1, 2021 by these eight tenants over the modified lease term increased by $16.3 million over the amount payable prior to such abatement/lease modification, and
●	because of the effect of straight-line rent, the net reduction in rental income during 2020 was $465,000.

We may grant, as circumstances require, rent abatements in addition to those described in this report.

The table below provides information regarding the base rent due and collected for the periods indicated, before and after giving effect to deferrals and abatements (dollars in thousands):

	Year Ended			Three Months Ended			Two Months Ended
	December 31, 2020			December 31, 2020			February 28, 2021
	Base Rent	Base Rent	Percentage	Base Rent	Base Rent	Percentage	Base Rent	Base Rent	Percentage
Before D&A (1)	Due	Collected	Collected	Due	Collected	Collected	Due	Collected	Collected
Industrial	$ 37,607	$ 36,806	97.9	$ 9,521	$ 9,521	100.0	$ 6,398	$ 6,398	100.0
Retail (2)	23,722	21,583	91.0	5,751	5,646	98.2	3,734	3,724	99.7
Restaurant	3,082	2,636	85.5	775	775	100.0	519	519	100.0
Health & Fitness	3,218	2,428	75.5	810	810	100.0	540	540	100.0
Other	2,537	2,294	90.4	661	417	63.1	440	278	63.2
Theater	2,339	734	31.4	587	—	—	393	94	23.9
	$ 72,505	$ 66,481	91.7	$ 18,105	$ 17,169	94.8	$ 12,024	$ 11,553	96.1

	Year Ended			Three Months Ended			Two Months Ended
	December 31, 2020			December 31, 2020			February 28, 2021
	Base Rent	Base Rent	Percentage	Base Rent	Base Rent	Percentage	Base Rent	Base Rent	Percentage
After D&A (3)	Due	Collected (4)	Collected	Due	Collected (5)	Collected	Due	Collected (6)	Collected
Industrial	$ 36,948	$ 36,948	100.0	$ 9,579	$ 9,579	100.0	$ 6,514	$ 6,514	100.0
Retail (2)	21,887	21,858	99.9	5,875	5,861	99.8	4,073	4,064	99.8
Restaurant	2,716	2,716	100.0	840	840	100.0	584	584	100.0
Health & Fitness	2,428	2,428	100.0	810	810	100.0	552	540	97.8
Other	2,537	2,294	90.4	661	417	63.1	440	278	63.2
Theater	1,518	734	48.4	587	—	—	409	94	23.0
	$ 68,034	$ 66,978	98.4	$ 18,352	$ 17,507	95.4	$ 12,572	$ 12,074	96.0

_______________

(1)	Before D&A represents the base rents due or collected, as the case may be, for the applicable period, before giving effect to rent deferral and abatement agreements.
(2)	Retail, reflected above, includes our Retail–Furniture, Retail–Supermarket and Retail–Office Supply sectors.
(3)	After D&A represents the base rents due or collected, as the case may be, for the applicable period, after giving effect to rent deferral and abatement agreements.
(4)	Includes $497,000 of deferral repayments (i.e., $142,000 by industrial tenants, $275,000 by retail tenants and $80,000 by restaurant tenants).

(5)	Includes repayments of $338,000 (i.e., $58,000 by industrial tenants, $215,000 by retail tenants and $65,000 by restaurant tenants) related to deferrals taken in prior periods.
(6)	Includes repayments of $529,000 (i.e., $116,000 by industrial tenants, $348,000 by retail tenants and $65,000 by restaurant tenants) related to deferrals taken in prior periods.

To conserve cash and enhance our financial flexibility:

●	we paid a portion of our dividends in stock - specifically, we paid approximately 50%, or $4.5 million, of the $9.1 million dividend declared in June 2020 through the issuance of 263,229 shares of common stock and $2.3 million or 25% of the $9.2 million dividend declared in September 2020 through the issuance of 141,227 shares of common stock; the weighted average price at which such stock was issued was $16.88 per share.
●	our credit facility was amended to increase from $10.0 million to $20.0 million the amount we can use for working capital and operating expense through June 30, 2022;
●	we have and continue to manage and monitor our mortgage maturities. In 2021, 2022 and 2023, debt service of $32.4 million, $31.4 million and $28.4 million is payable, respectively. Generally, we and our mortgage lenders have modified our debt service obligations so that such obligations at a particular property do not exceed the amounts we are contractually entitled to receive from the tenant at such property, after giving effect to rent abatements or deferrals. During 2020, mortgage lenders deferred payment of $1.8 million of debt service due in 2020 (including our $218,000 share of the debt service at a joint venture property); approximately 9.9% of such deferred debt was paid in 2020, 12.6% of such debt is deferred from 2021 through 2023, and 77.4% is deferred until the maturity of such debt, and
●	we have and continue to monitor carefully compliance with the terms and conditions of our credit facility and are in continual contact with our lenders. While we currently believe we will continue to be in compliance with the facility’s financial covenants, if, among other things, tenants contributing certain levels of base rent terminate their leases, seek bankruptcy protection or obtain rent concessions, we may not continue to comply with the terms thereof. See “ – Liquidity and Capital Resources – Credit Facility.”

General Challenges and Uncertainties

In addition to the challenges and uncertainties presented by the pandemic, and as also described under “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors”, we, among other things, face additional challenges and uncertainties, which are heightened by the pandemic, including the possibility we will not be able to: acquire or dispose of properties on acceptable terms, lease our properties on terms favorable to us or at all, collect amounts owed to us by our tenants, renew or re-let, on acceptable terms, leases that are expiring or otherwise terminating.

We seek to manage the risk of our real property portfolio and the related financing arrangements by (i) diversifying among types of properties, industries, locations, tenants, scheduled lease expirations, mortgage maturities and lenders, and (ii) minimizing our exposure to interest rate fluctuations. As a result, as of December 31, 2020:

●	our 2021 contractual rental income is derived from the following property types: 55.5% from industrial, 32.4% from retail, 5.0% from restaurant, 4.7% from health and fitness and 2.4% from other properties,
●	there are seven states with properties that account for five percent or more of 2021 contractual rental income, and no state accounts for more than 9.3% of 2021 contractual rental income,
●	there are two tenants (i.e., Haverty Furniture and FedEx) that account for more than five percent of 2021 contractual rental income and those tenants account for 12.2% of contractual rental income.

●	through 2029, there are two years in which the percentage of our 2021 contractual rental income represented by expiring leases exceeds 10% (i.e., 21.0% in 2022 and 12.6% in 2023)—approximately 21.2% of our 2021 contractual rental income is represented by leases expiring in 2030 and thereafter,
●	after giving effect to interest rate swap agreements, substantially all of our mortgage debt bears interest at fixed rates,
●	in 2021, 2022 and 2023, 5.2%, 10.6% and 7.0% of our total scheduled principal mortgage payments (i.e., amortization and balances due at maturity) is due, respectively, and
●	there are six different counterparties to our portfolio of interest rate swaps: four counterparties, rated A- or better by a national rating agency, account for 90.7%, or $76.9 million, of the notional value of our swaps; and two counterparties, rated A- by other ratings providers, account for 9.3%, or $7.8 million, of the notional value of such swaps.

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

We monitor, on an ongoing basis, our expiring leases and generally approach tenants with expiring leases (including those subject to renewal options) at least a year prior to lease expiration to determine their interest in renewing their leases. In 2021 and 2022, 31 tenants with 34 leases for 28 properties representing $15.6 million, or 22.6%, of 2021 contractual rental income expire. The following table provides information, as of December 31, 2020, regarding the leases that expire in 2021 and 2022 (with respect to the multi-tenant shopping centers in Royersford, Pennsylvania and Lakewood, Colorado, which have both retail and restaurant tenants, we have allocated the property count and associated mortgage debt to the retail (and not restaurant) categories because these are mixed-use properties):

			Weighted Average
			Remaining	Percentage of	Percentage of	Percentage of	Mortgage
	Number of	Number of	Lease Term to	2021 Contractual	2020 Rental	2019 Rental	Debt
Type of Property	Properties	Tenants	Maturity (months)	Rental Income	Income (1)	Income (1)	Outstanding
Industrial	7	7	16	9.4	8.9	8.4	$ 49,384
Retail (2)(3)	20	20	17	12.7	12.1	11.9	54,861
Restaurant	1	4	20	0.5	0.5	0.5	n/a
Health & Fitness	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Other	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Theater	n/a	n/a	n/a	n/a	n/a	n/a	n/a
	28	31		22.6	21.5	20.8	$ 104,245

______________

(1)	In 2020 and 2019, the rental income reflected above of $71.4 million and $73.4 million, respectively, excludes tenant reimbursement income of $10.5 million and $10.4 million, respectively.
(2)	Retail, reflected above, includes our Retail–Furniture, Retail–Supermarket and Retail–Office Supply sectors.
(3)	Haverty Furniture leases eleven of these properties.

We are negotiating lease extensions with respect to several properties that account for at least 7.0% of 2021 contractual rental income and at which the lease(s) expire in 2022. We anticipate that if such arrangements are finalized, as to which no assurance can be given, (i) we will extend the leases for several properties for periods ranging from four years to nine years, (ii) a lease for at least one of these properties will not be renewed, and (iii) we will expend an aggregate of approximately $3.3 million from 2021 through 2023 for capital improvements and transaction costs at several of these properties. As a result of the foregoing and other accommodations that may be provided in connection with renewing the leases at these properties, we anticipate that the base rent and cash flow from operations generated by the properties that are re-leased will decrease beginning in late 2022 from that currently generated by all of such properties. If other significant tenants with leases expiring in 2021 and 2022 choose not to renew their leases or negotiate for renewals on terms less favorable to us than currently in effect, we may be adversely affected due to the reduction in base rents received and the expenses associated with maintaining vacant properties.

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

We are sensitive to the risks facing the retail industry as a result of the growth of e-commerce. Over the past several years, we have been addressing our exposure to the retail industry by focusing on acquiring industrial properties (including warehouse and distribution facilities) and properties that we believe capitalize on e-commerce activities - since September 2016, we have not acquired any retail properties and have sold 13 retail properties. As a result of the focus on industrial properties and the sale of retail properties, retail properties generated 32.9%, 35.2%, 41.9% and 43.7%, of rental income, net, in 2020, 2019, 2018 and 2017, respectively, and industrial properties generated 55.4%, 48.7%, 40.1% and 35.1%, of rental income, net, in 2020, 2019, 2018 and 2017, respectively.

At December 31, 2020, we have variable rate debt in the principal amount of $97.7 million (i.e., $84.7 million of mortgage debt and $13.0 million of credit facility debt) that bear interest at the one month LIBOR rate plus a negotiated spread. This mortgage debt is hedged through interest rate swaps and the credit facility debt is not hedged. The authority regulating LIBOR announced it intends to stop compelling banks to submit rates for the circulation of LIBOR after June 2023 and it is possible that LIBOR will become unavailable at an earlier date. As approximately $68.7 million of this mortgage debt and the related notional amount of the interest rate swaps mature after June 2023, there is uncertainty as to how the interest rate on this variable rate debt and the related swaps will be determined when LIBOR is unavailable.

Challenges and Uncertainties Facing Certain Tenants and Properties

Set forth below is a description of the challenges and uncertainties facing certain tenants or properties:

Regal Cinemas

●	Regal Cinemas is a tenant at three properties, including a property owned by an unconsolidated joint venture. Regal Cinemas closed substantially all of its theaters in October 2020 and has not indicated when the theaters at our properties will re-open. We summarize below certain information about our Regal Cinemas properties:
-	the two consolidated properties accounted for $165,000 and $2.5 million of rental income, during 2020 and 2019, respectively. In 2020, we, among other things, (i) wrote-off, as reduction to rental income, $1.1 million of the tenant’s unbilled rent receivable, (ii) did not collect and did not accrue $928,000 of the rent due principally for September through December 2020, and (iii) abated rent of $676,000. At December 31, 2020, our Indianapolis, Indiana property had mortgage debt, intangible lease liabilities and intangible lease assets of approximately $4.0 million, $654,000 and $832,000, respectively. There is no mortgage debt, intangible lease liabilities or intangible lease assets at our Greensboro, North Carolina property at which we lease the underlying fee and in turn lease the property to Regal Cinemas. We estimate that the carrying costs for these properties for the twelve months ending December 31, 2021 are approximately $725,000, including real estate taxes of approximately $337,000 and debt service of $184,000. Regal Cinemas is the primary obligor with respect to $541,000 of such costs and we are only responsible with respect to such amount if it is not paid by Regal Cinemas.
-	a Regal Cinemas theater is a tenant at a multi-tenant property located in Manahawkin, New Jersey and which is owned by an unconsolidated joint venture. Our 50% share of the base rent paid by Regal Cinemas at this property was $69,000, $237,000, and $237,000 representing 5.2%, 16.5% and 13.0% of our share of the total base rent payable by all tenants at such property in 2020, 2019 and 2018, respectively. Regal Cinemas has not paid our share (i.e., $89,000) of the base rent due for the four months ended December 31, 2020. At December 31, 2020, our share of the mortgage debt at this property was approximately $11.4 million.

●	In February 2021, we entered into lease amendments with Regal Cinemas pursuant to which:
-	with respect to the Indianapolis, Indiana and Greensboro, North Carolina properties, we agreed to defer an aggregate of $1.4 million of rent otherwise payable from September 2020 through August 2021, the tenant agreed to pay an aggregate of $441,000 of rent during such period and the parties extended the lease for the Indianapolis, Indiana property for two years, and
-	with respect to the Manahawkin, New Jersey property, we agreed to defer our 50% share of an aggregate of $182,000 of rent otherwise payable from September 2020 through August 2021, and the parties extended the lease for one year, and
●	The deferred amounts are to be repaid in equal installments from January 2022 through June 2023.

LA Fitness

●	LA Fitness, an owner/operator of health and fitness facilities, is a tenant at three properties. During 2020, we deferred $290,000 and abated $500,000 of the base rent this tenant was required to pay. In connection with these accommodations, the tenant agreed to extend the lease at one property for five years which, due to the effect of straight-line rent, we estimate will contribute an additional $24,000 annually to rental income. This tenant paid base rent of $2.4 million and $3.1 million in 2020 and 2019, respectively, and we anticipate that they will pay base rent of $3.4 million in 2021 (including $133,000 of deferral repayments). At December 31, 2020, the mortgage debt, unbilled rent receivable, intangible lease assets and intangible lease liabilities with respect to these properties was $12.5 million, $1.4 million, $523,000 and $36,000, respectively.

The Vue - Beachwood, Ohio

●	A multi-family complex, which we refer to as The Vue, ground leases from us the underlying land located in Beachwood, Ohio. During 2020, 2019 and 2018, the owner/operator of the property paid us $729,000, $783,000 and $1.4 million, respectively, of rental income, all of which was variable rent. For the past several years, the property has faced, and we anticipate that for at least the next several months, if not longer, the property will continue to face, occupancy, financial and litigation challenges. For the past several months, the property, after giving effect to mortgage payments, has operated on a negative cash flow basis, and we anticipate that it will continue to operate on a negative cash flow basis for at least the next several months, if not longer. The tenant has not paid the aggregate $486,000 of rent owed from October 2020 through March 2021 and we do not anticipate that the tenant will resume making rental payments for the next several months, if not longer. In November 2020, the ground lease was amended to require, among other things, that the owner/operator deposit $1.2 million to pay certain past due operating expenses and a portion of anticipated future operating cash flow shortfalls at the property as well as $170,000 to pay a portion of the capital expenditures required at the property (all of which sums have been deposited). We agreed, subject to our discretion, to fund 78% of (i) any further operating expense shortfalls at the property after the $1.2 million operating expense deposit has been fully utilized, and (ii) capital expenditures required at the property. (We estimate that the property currently requires capital expenditures of $700,000 to $1.2 million). During the first quarter of 2021 (through March 4, 2021), we provided The Vue with $409,000 to cover, among other things, (i) the anticipated operating cash flow shortfalls for February and March 2021 and (ii) capital expenditures for November 2020 through January 2021. At December 31, 2020, (i) there are no unbilled rent receivables, intangibles or tenant origination costs associated with this property and (ii) the net book value of our land subject to this ground lease is $13.9 million and is subordinate to $67.2 million of mortgage debt incurred by the owner/operator. If the tenant does not resume making monthly rental payments, ceases paying its mortgage obligations, or, if pursuant to the ground lease amendment, we fund additional capital expenditures or operating expense shortfalls at the property, our cash flow will be adversely impacted. See "- Off Balance Sheet Arrangements" and Note 6 to our consolidated financial statements.

Update as to Status of Tenants that filed for Bankruptcy in 2020

In our Quarterly Report on Form 10-Q for the period ended September 30, 2020, we reported that four tenants leasing ten properties had filed for bankruptcy protection from May through August 2020. As of February 28, 2021, these tenants or their respective affiliates, NPC International, a Wendy’s franchisee that, among other things, operates more than 385 Wendy’s restaurants, CEC Entertainment, Inc., the operator of Chuck E Cheese restaurants, Tuesday Morning Corporation, a Nasdaq listed retailer specializing in home products, and Tailored Brands, the parent of Men’s Wearhouse, had exited bankruptcy. With respect to these four tenants, we estimate that after giving effect to lease amendments entered into in connection with the bankruptcy proceedings, total base rent and rental income will (i) decrease by approximately $177,000 and $292,000, respectively, for the year ending December 31, 2021 and (ii) increase by approximately $897,000 and $128,000, respectively, from January 1, 2021 through the expiration (without giving effect to any extension options) of the applicable leases.

Re-development of the Manahawkin Property

We are re-developing the Manahawkin Property, which is owned by an unconsolidated joint venture in which we have a 50% equity interest. As a result of this re-development activity and the related decrease in occupancy, and more recently, the failure of Regal Cinemas, a significant tenant at this property, to pay rent, the income and cash flow from this property decreased significantly over the past several years and the property’s carrying costs (including debt service payments) exceed the operating cash flow generated therefrom. Because of, among other things, the (i) decrease in rent, (ii) possibility that co-tenancy clauses could be triggered if certain significant tenants vacate or otherwise cease operations, (iii) possibility that tenants that have informally agreed to participate in the re-development, in light of, among other things, the challenges facing the retail environment, may determine not to participate and (iv) anticipated difficulty in obtaining financing for the project and the anticipated delay in completing the re-development, there is uncertainty as to if and when the re-development will be completed. If Regal Cinemas does not continue paying rent as agreed to in February 2021 (see “—Regal Cinemas” above) or the re-development is not completed on a timely basis, our net income, cash flow and financial condition may be adversely affected. See “—Liquidity and Capital Resources.”

Round Rock Guaranty Litigation

In 2019, we sued the guarantor of the lease at our former property in Round Rock, Texas, which we refer to as the “Round Rock Property”, at which the tenant obtained bankruptcy protection and terminated its lease. (The lawsuit is captioned: OLP Wyoming Springs, LLC, Plaintiff, v. Harden Healthcare, LLC, Defendant, v Benjamin Hanson, Intervenor, District Court of Williamson County, Texas, Cause No. 18-1511-C368). The trial court granted our motion for summary judgment determining that the lease guarantor is liable under its guaranty. Our damage assessment asserts mitigated damages in excess of $14 million and the lease guarantor asserts that it is not liable for any damages, and that if the court determines it is liable for damages, the damages would range from $1.0 million to $5.6 million. We anticipate that we will continue to incur significant expense in connection with this lawsuit and cannot provide any assurance that we will realize any recovery therefrom.

2020 and Recent Developments

In 2020:

●	our rental income, net, decreased by $1.9 million, or 2.3%, from 2019; the net decrease is due to the pandemic and the direct and indirect economic consequences thereof which resulted in, among other things, the abatement of rent, the write-off of unbilled rent receivables and the inability to collect certain rent.
●	we acquired two industrial properties for an aggregate purchase price of $28.3 million. These properties, which were acquired in February 2020, account for $1.9 million, or 2.7%, of our 2021 contractual rental income.
●	we sold four retail properties, for an aggregate net gain on sale of real estate of $17.3 million, without giving effect to $1.1 million of mortgage prepayment costs. The properties sold accounted for 1.7% and 3.2% of 2020 and 2019 rental income, net, respectively.

In January 2021, a retail tenant that accounts for $718,000, or 1.0%, of 2021 contractual rental income exercised its option to terminate its lease in January 2022 and in connection therewith, paid a lease termination fee of $350,000 which we will recognize ratably over the year ending December 31, 2021.

Comparison of Years Ended December 31, 2020 and 2019

Revenues

The following table compares total revenues for the periods indicated:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2020	2019	(Decrease)	% Change
Rental income, net	$81,888	$83,786	$(1,898)	(2.3)
Lease termination fees	15	950	(935)	(98.4)
Total revenues	$81,903	$84,736	$(2,833)	(3.3)

Rental income, net.

The following table details the components of rental income, net, for the periods indicated:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2020	2019	(Decrease)	% Change
Acquisitions (1)	$6,391	$1,971	$4,420	224.3
Dispositions (2)	1,401	5,263	(3,862)	(73.4)
Same store (3)	74,096	76,552	(2,456)	(3.2)
Rental income, net	$81,888	$83,786	$(1,898)	(2.3)
(1)	The 2020 column represents rental income from properties acquired since January 1, 2019; the 2019 column represents rental income from properties acquired during the year ended December 31, 2019.
(2)	The 2020 column represents rental income from properties sold during the year ended December 31, 2020; the 2019 column represents rental income from properties sold since January 1, 2019.
(3)	Represents rental income from 110 properties that were owned for the entirety of the periods presented.

Changes due to acquisitions and dispositions

Properties acquired in 2019 and 2020 generated a $4.4 million increase (including $1.8 million from two properties acquired in 2020), offset by a decrease of $3.9 million representing the 2019 rental income from properties sold during 2019 and 2020.

Changes at same store properties

The decrease is due to:

●	$1.3 million of Covid-19 rent abatements, including $676,000 related to our two Regal Cinemas properties, located in Greensboro, North Carolina and Indianapolis, Indiana, and $500,000 at our LA Fitness property in Secaucus, New Jersey,
●	a $1.1 million non-cash write-off against rental income in 2020 of the entire unbilled rent receivable balance related to the two Regal Cinemas properties, and
●	$928,000 of rent from the two Regal Cinemas properties principally due for September 2020 through December 2020 that we did not collect and did not accrue as collections were deemed less than probable at December 31, 2020.

Offsetting the decrease are increases of:

●	$882,000 due to increased straight-line rental income resulting from lease extensions at several properties at which tenants were provided rent abatements, including $474,000 at our LA Fitness property and $399,000 for the two Regal Cinemas properties, and
●	$237,000 primarily due to tenant reimbursements which generally relate to real estate taxes and operating expenses incurred in the same period.

Lease termination fees.

In 2019, we received $950,000 of lease termination fees in connection with the buyout of leases at our Philadelphia, Pennsylvania, and Newark, Delaware retail properties.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2020	2019	(Decrease)	% Change
Operating expenses:
Depreciation and amortization	$22,964	$22,026	$938	4.3
General and administrative	13,671	12,442	1,229	9.9
Real estate expenses	13,634	14,074	(440)	(3.1)
State taxes	310	348	(38)	(10.9)
Impairment due to casualty loss	430	—	430	n/a
Total operating expenses	$51,009	$48,890	$2,119	4.3

Depreciation and amortization. The increase is due primarily to $1.9 million of depreciation and amortization expense on the properties acquired in 2020 and 2019 (including $941,000 from properties acquired in 2020). This increase was offset primarily by the inclusion in 2019 of (i) $761,000 from the properties sold since January 1, 2019 and (ii) amortization of $201,000 of tenant origination costs at several properties that prior to December 31, 2020, were fully amortized in connection with lease expirations.

General and administrative. The increase is due primarily to increases of:

●	$515,000 in non-cash compensation expense related to the restricted stock units awarded in 2020, 2019 and 2018 (approximately $356,000 due to updated projections of the achievability of performance metrics and $159,000 due to the inclusion of three years (as opposed to 2.5 years) of such units),
●	$392,000, representing a $287,000 increase in the amount paid pursuant to our compensation and services agreement and a $105,000 increase due to higher compensation levels, and
●	$301,000 in non-cash compensation expense related to restricted stock of which $175,000 is principally related to the increase in the number, and higher fair value, of the shares granted in 2020 in comparison to the awards granted in 2015 and $126,000 is due to the inclusion, in 2019, of the reversal of such expense for the cancellation of restricted stock resulting from a director’s resignation.

The increase was offset by a $187,000 decrease due primarily to the elimination of the professional fees related to the attestation regarding internal controls over financial reporting.

We anticipate that for the quarter ending June 30, 2021, we will recognize compensation expense of $176,000 resulting from the accelerated vesting of restricted stock awards due to a director’s retirement from the board at the 2021 annual meeting of stockholders.

Real estate expenses.

The decrease is due primarily to decreases of : (i) $482,000 related to properties, other than the Round Rock Property, sold during 2020 and 2019 (including $279,000 from properties sold in 2020), (ii) $280,000 of real estate tax expense and $248,000 of legal expenses for our Round Rock Property which was sold in December

2019. We incurred $860,000 and $612,000 of litigation expenses in connection with the Round Rock Property in 2019 and 2020, respectively, and we may expend significant amounts in such litigation expenses in 2021. The decrease was offset by a $591,000 increase from properties acquired in 2020 and 2019 (including $150,000 from properties acquired in 2020).

A substantial portion of real estate expenses are rebilled to tenants and are included in Rental income, net, on the consolidated statements of income, other than the expenses related to the Round Rock Property.

Impairment due to casualty loss.

In August 2020, a building at our Lake Charles, Louisiana property was damaged due to a hurricane and we wrote-off $430,000, representing the carrying value of the damaged portion of the building. See “- Other income” for information about the insurance recoveries received and to be received with respect to this impairment.

Gain on sale of real estate, net

The following table compares gain on sale of real estate, net:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2020	2019	(Decrease)	% Change
Gain on sale of real estate, net	$17,280	$4,327	$12,953	299.4

See Note 5 to our consolidated financial statements for information regarding our sales of real estate.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2020	2019	(Decrease)	% Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$38	$16	$22	137.5
Equity in earnings from sale of unconsolidated joint venture property	121	—	121	n/a
Prepayment costs on debt	(1,123)	(827)	296	35.8
Other income (including $430 of insurance recoveries in 2020)	496	8	488	6,100.0
Interest:
Expense	(19,317)	(19,831)	(514)	(2.6)
Amortization and write‑off of deferred financing costs	(976)	(995)	(19)	(1.9)

Equity in earnings from sale of unconsolidated joint venture property. The results for 2020 represent a $121,000 gain from the sale of the Savannah, Georgia property.

Prepayment costs on debt. These costs were incurred in (i) 2020 in connection with the sale of two properties (Knoxville, Tennessee, $833,000 and Onalaska, Wisconsin, $290,000) and (ii) 2019 in connection with the sale of three properties, including $625,000 incurred in connection with the sale of the Round Rock Property.

Other income. Other income in 2020 includes $430,000 of property insurance recoveries related to our Lake Charles, Louisiana property that was damaged by a hurricane in August 2020. We anticipate that we may recognize an additional $600,000 as other income from insurance recoveries over the next several months.

Interest expense. The following table summarizes interest expense for the periods indicated:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2020	2019	(Decrease)	% Change
Interest expense:
Credit line interest	$737	$1,016	$(279)	(27.5)
Mortgage interest	18,580	18,815	(235)	(1.2)
Total	$19,317	$19,831	$(514)	(2.6)

Credit facility interest

The following table reflects the average interest rate on the average principal amount of outstanding credit line debt during the applicable year:

	Year Ended
	December 31,		Increase	%
(Dollars in thousands)	2020	2019	(Decrease)	Change
Average interest rate on credit line debt	2.53%	4.03%	(1.50)%	(37.2)
Average principal amount of credit line debt	$22,505	$20,067	$2,438	12.1

The decrease in 2020 is substantially due to a decrease of 150 basis points (i.e., from $4.03% to 2.53%), in the weighted average interest rate due to a decrease in the one month LIBOR rate. The decrease was offset by a $2.4 million increase in the weighted average balance outstanding under the facility.

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt during the applicable year:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2020	2019	(Decrease)	% Change
Average interest rate on mortgage debt	4.20%	4.29%	(0.09)%	(2.1)
Average principal amount of mortgage debt	$441,529	$438,014	$3,515	0.8

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

The table below provides a reconciliation of net income in accordance with GAAP to FFO and AFFO for the years indicated:

	2020	2019
GAAP net income attributable to One Liberty Properties, Inc.	$27,407	$18,011
Add: depreciation and amortization of properties	22,558	21,574
Add: our share of depreciation and amortization of unconsolidated joint ventures	544	527
Add: impairment due to casualty loss	430	—
Add: amortization of deferred leasing costs	406	452
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	20	18
Deduct: gain on sale of real estate, net	(17,280)	(4,327)
Deduct: equity in earnings from sale of unconsolidated joint venture properties	(121)	—
Adjustments for non‑controlling interests	(88)	324
NAREIT funds from operations applicable to common stock	33,876	36,579
Deduct: straight‑line rent accruals and amortization of lease intangibles	(1,408)	(1,876)
Deduct: our share of straight‑line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(73)	(62)
Deduct: lease termination fee income	(15)	(950)
Add: amortization of restricted stock compensation	4,686	3,870
Add: prepayment costs on debt	1,123	827
Deduct: income on insurance recoveries from casualty loss	(430)	—
Add: amortization and write‑off of deferred financing costs	976	995
Add: our share of amortization and write‑off of deferred financing costs of unconsolidated joint ventures	17	17
Adjustments for non‑controlling interests	3	(23)
Adjusted funds from operations applicable to common stock	$38,755	$39,377

The table below provides a reconciliation of net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO for the years indicated:

	2020	2019
GAAP net income attributable to One Liberty Properties, Inc.	$1.33	$0.88
Add: depreciation and amortization of properties	1.12	1.11
Add: our share of depreciation and amortization of unconsolidated joint ventures	0.03	0.03
Add: impairment due to casualty loss	0.02	—
Add: amortization of deferred leasing costs	0.02	0.02
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—
Deduct: gain on sale of real estate, net	(0.85)	(0.22)
Deduct: equity in earnings from sale of unconsolidated joint venture properties	(0.01)	—
Adjustments for non‑controlling interests	—	0.02
NAREIT funds from operations per share of common stock	1.66	1.84
Deduct: straight‑line rent accruals and amortization of lease intangibles	(0.08)	(0.10)
Deduct: our share of straight‑line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—
Deduct: lease termination fee income	—	(0.05)
Add: amortization of restricted stock compensation	0.23	0.20
Add: prepayment costs on debt	0.06	0.04
Deduct: income on insurance recoveries from casualty loss	(0.02)	—
Add: amortization and write‑off of deferred financing costs	0.05	0.05
Add: our share of amortization and write‑off of deferred financing costs of unconsolidated joint ventures	—	—
Adjustments for non‑controlling interests	—	—
Adjusted funds from operations per share of common stock	$1.90	$1.98

The $2.7 million, or 7.4%, decrease in FFO is primarily due to:

●	a $1.9 million decrease in rental income,
●	a $935,000 decrease in lease termination fee income,
●	a $1.2 million increase in general and administrative expense, and
●	a $296,000 increase in prepayment costs on debt.

Offsetting the decrease is:

●	a $514,000 decrease in interest expense,
●	a $478,000 decrease in real estate operating expense, and
●	a $488,000 increase in other income.

These changes are described in “—Comparison of Years Ended December 31, 2020 and 2019”.

The $622,000, or 1.6%, decrease in AFFO is due to the decrease in FFO as described above excluding:

●	$468,000 of the decrease in rental income related to straight-line rent accruals and amortization of lease intangibles,
●	the $935,000 decrease in lease termination fee income,
●	$816,000 of the increase in general and administrative expense related to amortization of restricted stock compensation,
●	the $296,000 increase in prepayment costs on debt, and
●	$430,000 of the increase in other income related to income from insurance recoveries from casualty loss.

These changes are described in “—Comparison of Years Ended December 31, 2020 and 2019”.

Comparison of Years Ended December 31, 2019 and 2018

As we qualify as a smaller reporting company, this comparison is omitted in accordance with Instruction 1 to Item 303(a) of Regulation S-K.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales. In 2020, we obtained $18.2 million of proceeds from mortgage financings, approximately $16.5 million of net proceeds from property sales (after giving effect to repayment of mortgage debt and debt prepayment costs and excluding the $4.6 million purchase money mortgage received on the sale of the Houston, Texas properties) and paid $6.8 million of dividends through the issuance of our stock. Our available liquidity at March 4, 2021 was approximately $75.1 million, including approximately $8.7 million of cash and cash equivalents (including the credit facility’s required $3.0 million average deposit maintenance balance) and, subject to borrowing base requirements, up to $66.4 million available under our credit facility.

Liquidity and Financing

We expect to meet our (i) operating cash requirements (including debt service and anticipated dividend payments) principally from cash flow from operations, our available cash and cash equivalents, proceeds from and, to the extent permitted and needed, our credit facility and (ii) investing and financing cash requirements (including an estimated $3.3 million of capital expenditures and transaction fees that may be required over the next two years in connection with anticipated lease extensions) from the foregoing, as well as property financings, property sales and sale of our common stock. We and our joint venture partner are also re-developing the Manahawkin Property - we estimate that our share of the capital expenditures required in connection with such re-development will range from $12.0 million to $15.0 million. We are evaluating various sources of funding for such expenditures including borrowings from our credit facility.

The following table sets forth, as of December 31, 2020, information with respect to our mortgage debt that is payable from January 2021 through December 31, 2023 (excluding the mortgage debt of our unconsolidated joint venture):

(Dollars in thousands)	2021	2022	2023	Total
Amortization payments	$14,033	$14,542	$13,569	$42,144
Principal due at maturity	8,542	31,584	16,709	56,835
Total	$22,575	$46,126	$30,278	$98,979

At December 31, 2020, an unconsolidated joint venture had a first mortgage on its property (i.e., the Manahawkin Property) with an outstanding balance of approximately $22.9 million, bearing interest at 4.0% per annum and maturing in July 2025.

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

Credit Facility

Our credit facility provides that subject to borrowing base requirements, we can borrow up to $100.0 million for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $30.0 million and 30% of the borrowing base subject to a cap of (i) $10.0 million for renovation expenses and (ii) $20.0 million for operating expense purposes. On June 30, 2022, the amount we can borrow for renovation expenses and operating expenses changes to $20.0 million and $10.0 million, respectively. To the extent that as of July 1, 2022 more than $10.0 million is outstanding for operating expense purposes, such excess must be repaid immediately. See “—Liquidity and Capital Resources”. The facility matures December 31, 2022 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. The applicable margin was 200 basis points for 2020 and 2019. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. For 2020, the weighted average interest rate on the facility was approximately 2.53% and as of February 28, 2021, the rate on the facility was 1.87%.

The terms of our credit facility include certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to total value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility.

Contractual Obligations

The following sets forth our contractual obligations as of December 31, 2020:

	Payment due by period
	Less than			More than
(Dollars in thousands)	1 Year	1 ‑ 3 Years	4 ‑ 5 Years	5 Years	Total
Contractual Obligations
Mortgages payable—interest and amortization	$32,350	$59,880	$46,031	$94,467	$232,728
Mortgages payable—balances due at maturity	8,542	48,293	82,722	168,143	307,700
Credit facility(1)	—	12,950	—	—	12,950
Purchase obligations(2)	3,902	7,796	7,487	307	19,492
Total	$44,794	$128,919	$136,240	$262,917	$572,870
(1)	Represents the amount outstanding at December 31, 2020. We may borrow up to $100.0 million pursuant to such facility, subject to compliance with borrowing base requirements. At December 31, 2020, after giving effect to such borrowing base requirements, $62.4 million was available to be borrowed. The facility expires December 31, 2022. See “—Credit Facility”.
(2)	Assumes that $3.4 million will be payable annually during the next five years pursuant to the compensation and services agreement. Excludes (i) an estimated $12.0 million to $15.0 million anticipated to be expended in connection with the re-development of the Manahawkin Property, which we expect will be completed in stages through 2022, (ii) an estimated $3.3 million of capital expenditures and transaction fees that may be required in connection with anticipated lease extensions and (iii) our funding of capital expenditures and operating cash flow shortfalls at The Vue, of which $409,000 was funded in February 2021. We have not provided an estimate of the amounts we will fund for The Vue. See “—General Challenges and Uncertainties” and “—Challenges and Uncertainties Facing Certain Tenants and Properties – The Vue”, and “—Re-development of the Manahawkin Property”.

As of December 31, 2020, we had $433.5 million of mortgage debt outstanding (excluding mortgage debt of our unconsolidated joint venture), all of which is non-recourse (subject to standard carve-outs). We expect that mortgage interest and amortization payments (excluding repayments of principal at maturity) of approximately $92.2 million due through 2023 will be paid primarily from cash generated from our operations. We anticipate that principal balances due at maturity through 2023 of $56.8 million will be paid primarily from cash and cash equivalents and mortgage financings and refinancings. If we are unsuccessful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all debt obligations when payments become due, and we may need to issue additional equity, obtain long or short- term debt, or dispose of properties on unfavorable terms.

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

Of the aggregate $36.6 million of dividends declared in 2020, $6.8 million or 18.7% was paid in the form of stock (excluding $1.0 million paid in stock pursuant to our dividend reinvestment plan). We paid dividends in stock to conserve cash in response to the economic dislocations resulting from the pandemic. Our board of directors will continue to evaluate, on a quarterly basis, the amount and nature (i.e., cash or stock) of dividend payments based on its assessment of, among other things, our short and long-term cash and liquidity requirements, prospects, debt maturities, projections of our REIT taxable income, net income, funds from operations, and adjusted funds from operations.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements other than with respect to a land parcel owned by us and located in Beachwood, Ohio. This parcel is improved by a multi-family complex and we ground leased the parcel to the owner/operator of such complex. The ground lease generated $729,000, $783,000 and $1.4 million of rental income, net, during 2020, 2019 and 2018, respectively.

At December 31, 2020, the carrying value of the land on our balance sheet was $13.9 million; our leasehold position is subordinate to $67.2 million of mortgage debt incurred by our tenant, the owner/operator of the multi-family complex. In addition, as described in “– Challenges and Uncertainties Facing Certain Tenants and Properties – The Vue,” we have agreed to fund certain capital expenditures and operating cash flow shortfalls at this property. We do not believe that this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions, except to the extent we determine to continue to fund the capital expenditures required by, and the operating cash flow shortfalls at this property. See Note 6 to our consolidated financial statements for additional information regarding this arrangement.

Critical Accounting Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we reconsider and evaluate our estimates and assumptions.

We base our estimates on historical experience, current trends and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could materially differ from any of our estimates under different assumptions or conditions. Our significant accounting policies are discussed in Note 2 of our consolidated financial statements in this report. We believe the accounting estimates listed below are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Rental Income

Rental income includes: (i) base rents that our tenants pay in accordance with the terms of their respective leases reported on a straight-line basis over the non-cancellable term of each lease and (ii) reimbursements by tenants of certain real estate operating expenses. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record as an asset and include in revenues, unbilled rent receivables which we will only receive if the tenant makes all rent payments required through the expiration of the term of the lease. Accordingly, our management must determine, in its judgment, that the unbilled rent receivable applicable to each specific tenant is collectable. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history and the financial condition of the tenant. In the event that the collectability of an unbilled rent receivable is unlikely, we are required to write-off the receivable, which has an adverse effect on net income for the year in which the direct write-off is taken, and will decrease total assets and stockholders’ equity.

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

Carrying Value of Real Estate Portfolio

We review our real estate portfolio on a quarterly basis to ascertain if there are any indicators of impairment to the value of any of our real estate assets, including deferred costs and intangibles, to determine if there is any need for an impairment charge. In reviewing the portfolio, we examine the type of asset, the current financial statements or other available financial information of the tenant, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset owned for which indicators of impairment exist, we perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset to its carrying amount. Management’s assumptions and estimates include projected rental rates during the holding period and property capitalization rates in order to estimate undiscounted future cash flows. If the undiscounted cash flows are less than the asset’s carrying amount, an impairment loss is recorded to the extent that the estimated fair value is less than the asset’s carrying amount. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. We generally do not obtain any independent appraisals in determining value but rely on our own analysis and valuations. Any impairment charge taken with respect to any part of our real estate portfolio will reduce our net income and reduce assets and stockholders’ equity to the extent of the amount of any impairment charge, but it will not affect our cash flow or our distributions until such time as we dispose of the property.

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

We use interest rate swaps to limit interest rate risk on variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes. At December 31, 2020, our aggregate liability in the event of the early termination of our swaps was $5.3 million.

At December 31, 2020, we had 23 interest rate swap agreements outstanding. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2020, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $2.9 million and the net unrealized loss on derivative instruments would have decreased by $2.9 million. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $3.1 million and the net unrealized loss on derivative instruments would have increased by $3.1 million. These changes would not have any impact on our net income or cash.

Our variable mortgage debt, after giving effect to the interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes. At December 31, 2020, a 100 basis point increase of the interest rate on this facility would increase our related interest costs by approximately $130,000 per year and a 100 basis point decrease of the interest rate would decrease our related interest costs by approximately $19,000 per year.

The fair market value of our long-term debt is estimated based on discounting future cash flows at interest rates that our management believes reflect the risks associated with long-term debt of similar risk and duration.

The following table sets forth our debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated fair market value at December 31, 2020:

	For the Year Ended December 31,
									Fair
									Market
(Dollars in thousands)	2021	2022	2023		2024	2025	Thereafter	Total	Value
Fixed rate:
Long‑term debt	$22,575	$46,126		$30,278	$63,016	$43,048	$228,506	$433,549	$461,965
Weighted average interest rate	4.23%	4.05%		4.35%	4.38%	4.30%	4.12%	4.19%	3.00%
Variable rate:
Long‑term debt(1)	$—	$12,950	$		$—	$—	$—	$12,950	$—
(1)	Our credit facility matures on December 31, 2022 and bears interest at the 30 day LIBOR rate plus the applicable margin. The applicable margin varies based on the ratio of total debt to total value. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Credit Facility.”

Item 8. Financial Statements and Supplementary Data.

This information appears in Item 15(a) of this Annual Report on Form 10-K, and is incorporated into this Item 8 by reference thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, our CEO and CFO have concluded that our disclosure controls and procedures, as designed and implemented as of December 31, 2020, were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of a company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the financial transactions.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting, as defined in in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that occurred during the three months ended December 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Tax Disclosure Update

The section of our prospectus dated August 13, 2020 included in our prospectus supplement dated August 13, 2020 entitled “Federal Income Tax Considerations - Impact of the Tax Cuts and Jobs Act on the Company and its Stockholders- Limitations on Interest Deductibility; Real Property Trades or Businesses Can Elect Out Subject to Longer Asset Cost Recovery Periods:” is hereby superseded, and is amended and restated in its entirety to read as follows:

Limitations on Interest Deductibility; Real Property Trades or Businesses Can Elect Out Subject to Longer

Asset Cost Recovery Periods: The Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 (the “Tax Act” or the “Act”) limits a taxpayer’s net interest expense deduction to 30% of the sum of adjusted taxable income, business interest, and certain other amounts. Adjusted taxable income does not include items of income or expense not allocable to a trade or business, business interest or expense, the new deduction for qualified business income, NOLs, and for years prior to 2022, deductions for depreciation, amortization, or depletion. For partnerships, the interest deduction limit is applied at the partnership level, subject to certain adjustments to the partners for unused deduction limitation at the partnership level. The Act allows a real property trade or business to elect out of this interest limit so long as it uses a 40-year recovery period for nonresidential real property, a 30-year recovery period for residential rental property (40 year recovery period for residential rental property placed in service before 2018), and a 20-year recovery period for related improvements described below. The Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020, decreased the 40-year recovery period for residential rental property placed in service before 2018 to a 30-year recovery period. Disallowed interest expense is carried forward indefinitely (subject to special rules for partnerships).

Credit Facility Amendment

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources- Credit Facility” for information regarding the amendment to the facility entered into in March 2021, which extended, until June 30, 2022, our ability to use up to $20.0 million for operating expenses.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Apart from certain information concerning our executive officers which is set forth in Part I of this Annual Report, additional information required by this Item 10 shall be included in our proxy statement for our 2021 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2021, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our proxy statement for our 2021 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2021, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Apart from the equity compensation plan information required by Item 201(d) of Regulation S-K which is set forth below, the information required by this Item 12 will be included in our proxy statement for our 2021 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2021 and is incorporated herein by reference.

Equity Compensation Plan Information

As of December 31, 2020, the only equity compensation plan under which equity compensation may be awarded is our 2019 Incentive Plan, which was approved by our stockholders in June 2019. This plan permits us to grant stock options, restricted stock, restricted stock units and performance based awards to our employees, officers, directors, consultants and other eligible participants. The following table provides information as of December 31, 2020 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our 2019 Incentive Plan:

Number of
securities
remaining available
	Number of		for future issuance
	securities	Weighted‑average	under equity
	to be issued	exercise price	compensation
	upon exercise	of outstanding	plans (excluding
	of outstanding	options,	securities
	options, warrants	warrants	reflected in
Plan Category	and rights(1)	and rights	column(a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	150,052	—	450,398
Equity compensation plans not approved by security holders	—	—	—
Total	150,052	—	450,398
(1)	Represents 150,052 shares of common stock issuable pursuant to restricted stock units (“RSUs”). On June 30, 2022 and 2023, the shares of common stock underlying these units vest, if and to the extent specified performance (i.e., average annual return on capital) and/or market (i.e., average annual total stockholder return) conditions are satisfied by such dates. Excludes 73,750 shares of common stock underlying RSUs issued pursuant to our 2016 Incentive Plan that vest in 2021 subject to satisfaction of such performance and market conditions.

(2)	Does not give effect to 151,500 shares of restricted stock granted January 6, 2021 pursuant to our 2019 Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our proxy statement for our 2021 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2021 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our proxy statement for our 2021 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2021 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:
(1)	The following financial statements of the Company are included in this Annual Report on Form 10-K:

(2)	Financial Statement Schedules:

—Schedule III—Real Estate and Accumulated Depreciation	F-38 through F-41

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b) Exhibits:

1.1

Equity Offering Sales Agreement, dated August 19, 2020 by and between One Liberty Properties, Inc., D.A. Davidson & Co. and B. Riley FBR, Inc. (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on August 19, 2020).

3.1	Articles of Amendment and Restatement of One Liberty Properties, Inc.
3.2	Amended and Restated By-Laws of One Liberty Properties, Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on July 9, 2020).
4.1

Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-2, Registration No. 333-86850, filed on April 24, 2002 and declared effective on May 24, 2002).

4.2*	One Liberty Properties, Inc. 2012 Incentive Plan (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on June 12, 2012).
4.3*	One Liberty Properties, Inc. 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).
4.4*	One Liberty Properties, Inc. 2019 Incentive Plan (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 13, 2019).
4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1

Third Amended and Restated Loan Agreement dated as of November 9, 2016, between VNB New York, LLC, People’s United Bank, Bank Leumi USA and Manufacturers and Traders Trust Company, as lenders, and One Liberty Properties, Inc. (the “Loan Agreement”) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 10, 2016).

10.2	First Amendment to Loan Agreement dated July 1, 2019 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.3	Second Amendment to Loan Agreement dated as of July 8, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 14, 2020).
10.4	Third Amendment to Loan Agreement dated as of March 3, 2021.
10.5*

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

10.7*	Form of Restricted Stock Award Agreement for the 2012 Incentive Plan (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2013).
10.8*

Form of Restricted Stock Award Agreement for awards granted in 2017 pursuant to the 2016 Incentive Plan (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2016).

10.9*

Form of Performance Award Agreement for grants in 2017 pursuant to the 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.10*

Form of Restricted Stock Award Agreement for awards granted in 2018 and 2019 pursuant to the 2016 Incentive Plan (incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K for the year ended December 31, 2017).

10.11*

Form of Performance Award Agreement for grants in 2018 pursuant to the 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.12*

Form of Performance Award Agreement for grants in 2019 pursuant to the 2019 Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.13*

Form of Restricted Stock Award Agreement for awards granted in 2020 pursuant to the 2019 Incentive Plan (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2019).

21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of President and Chief Executive Officer
31.2	Certification of Senior Vice President and Chief Financial Officer
32.1	Certification of President and Chief Executive Officer
32.2	Certification of Senior Vice President and Chief Financial Officer
101

The following financial statements, notes and schedule from the One Liberty Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 12, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; (vi) Notes to the Consolidated Financial Statements; and (vii) Schedule III – Consolidated Real Estate and Accumulated Depreciation.

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

March 12, 2021	ONE LIBERTY PROPERTIES, INC.

	By:	/s/ PATRICK J. CALLAN, JR.
Patrick J. Callan, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW J. GOULD Matthew J. Gould	Chairman of the Board of Directors	March 12, 2021

/s/ FREDRIC H. GOULD Fredric H. Gould	Vice Chairman of the Board of Directors	March 12, 2021

/s/ PATRICK J. CALLAN, JR. Patrick J. Callan, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2021

/s/ CHARLES BIEDERMAN Charles Biederman	Director	March 12, 2021

Joseph A. DeLuca	Director	March __, 2021

/s/ EDWARD GELLERT Edward Gellert	Director	March 12, 2021

/s/ JEFFREY A. GOULD Jeffrey A. Gould	Director	March 12, 2021

/s/ J. ROBERT LOVEJOY J. Robert Lovejoy	Director	March 12, 2021

/s/ LEOR SIRI Leor Siri	Director	March 12, 2021

/s/ KAREN A. TILL Karen A. Till	Director	March 12, 2021

Signature	Title	Date

/s/ EUGENE I. ZURIFF Eugene I. Zuriff	Director	March 12, 2021

/s/ DAVID W. KALISH	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2021
David W. Kalish

/s/ KAREN DUNLEAVY	Senior Vice President, Financial (Principal Accounting Officer)	March 12, 2021
Karen Dunleavy

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of One Liberty Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Impairment of Real Estate Investments

Description of the Matter

At December 31, 2020, the Company’s real estate investments totaled approximately $691.9 million. As described in Note 2 to the consolidated financial statements, investments in real estate are reviewed for impairment when circumstances indicate that the carrying value of a property may not be recoverable.

Auditing the Company’s impairment assessment for real estate investments was especially challenging and involved a high degree of subjectivity as a result of the assumptions and estimates inherent in the determination of estimated future cash flows expected to result from the property’s use and eventual disposition. In particular, management’s assumptions and estimates included projected rental rates during the holding period, and property capitalization rates, which were sensitive to expectations about future operations, market or economic conditions, demand and competition.

How We Addressed the Matter in Our Audit

To test the Company's impairment assessment for real estate investments, we performed audit procedures that included, among others, evaluating the methodologies applied and testing the significant assumptions discussed above and the underlying data used by the Company in its impairment analyses. In certain cases, we involved our valuation specialists to assist in performing these procedures. We compared the significant assumptions used by management to historical data and observable market-specific data. We also performed sensitivity analyses of significant assumptions to evaluate the changes in estimated future cash flows that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1989.

New York, New York

March 12, 2021

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(Amounts in Thousands, Except Par Value)

	December 31,
	2020	2019
ASSETS
Real estate investments, at cost
Land	$190,391	$195,320
Buildings and improvements	648,667	640,517
Total real estate investments, at cost	839,058	835,837
Less accumulated depreciation	147,136	135,302
Real estate investments, net	691,922	700,535

Investment in unconsolidated joint ventures	10,702	11,061
Cash and cash equivalents	12,705	11,034
Unbilled rent receivable	15,438	15,037
Unamortized intangible lease assets, net	24,703	26,068
Escrow, deposits and other assets and receivables	20,667	10,894
Total assets(1)	$776,137	$774,629
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of $3,845 and $4,438 of deferred financing costs, respectively	$429,704	$435,840
Line of credit, net of $425 and $619 of deferred financing costs, respectively	12,525	10,831
Dividends payable	9,261	8,966
Accrued expenses and other liabilities	21,498	14,587
Unamortized intangible lease liabilities, net	11,189	12,421
Total liabilities(1)	484,177	482,645

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 50,000 and 25,000 shares authorized; 19,878 and 19,251 shares issued and outstanding	19,878	19,251
Paid-in capital	313,430	301,517
Accumulated other comprehensive loss	(5,002)	(1,623)
Distributions in excess of net income	(37,539)	(28,382)
Total One Liberty Properties, Inc. stockholders’ equity	290,767	290,763
Non-controlling interests in consolidated joint ventures(1)	1,193	1,221
Total equity	291,960	291,984
Total liabilities and equity	$776,137	$774,629
(1)	The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 6. The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $12,158 and $12,158 of land, $23,372 and $24,223 of building and improvements, net of $5,232 and $4,334 of accumulated depreciation, $3,679 and $3,696 of other assets included in other line items, $23,530 and $24,199 of real estate debt, net, $1,278 and $1,153 of other liabilities included in other line items, and $1,193 and $1,221 of non-controlling interests as of December 31, 2020 and 2019, respectively.

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Income

(Amounts in Thousands, Except Per Share Data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Rental income, net	$81,888	$83,786	$78,754
Lease termination fees	15	950	372
Total revenues	81,903	84,736	79,126

Operating expenses:
Depreciation and amortization	22,964	22,026	24,155
General and administrative (see Note 10 for related party information)	13,671	12,442	11,937
Real estate expenses (see Note 10 for related party information)	13,634	14,074	11,596
State taxes	310	348	370
Impairment due to casualty loss	430	—	—
Total operating expenses	51,009	48,890	48,058

Other operating income
Gain on sale of real estate, net	17,280	4,327	5,262
Operating income	48,174	40,173	36,330

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	38	16	1,304
Equity in earnings from sale of unconsolidated joint venture properties	121	—	2,057
Prepayment costs on debt	(1,123)	(827)	—
Other income (including $430 of insurance recoveries in 2020, see Note 4)	496	8	720
Interest:
Expense	(19,317)	(19,831)	(17,862)
Amortization and write-off of deferred financing costs	(976)	(995)	(985)

Net income	27,413	18,544	21,564
Net income attributable to non-controlling interests	(6)	(533)	(899)
Net income attributable to One Liberty Properties, Inc.	$27,407	$18,011	$20,665

Weighted average number of common shares outstanding:
Basic	19,571	19,090	18,575
Diluted	19,599	19,119	18,588

Per common share attributable to common stockholders:
Basic	$1.34	$0.88	$1.05
Diluted	$1.33	$0.88	$1.05

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(Amounts in Thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$27,413	$18,544	$21,564

Other comprehensive (loss) income
Net unrealized (loss) gain on derivative instruments	(3,383)	(3,522)	2,170
Reclassification of net realized gain on derivative instrument included in net income	—	—	(398)
Reclassification of One Liberty Properties, Inc.’s share of joint venture net realized gain on derivative instrument included in net income	—	—	(110)
One Liberty Properties, Inc.’s share of joint ventures’ net unrealized gain on derivative instruments	—	—	76
Other comprehensive (loss) gain	(3,383)	(3,522)	1,738

Comprehensive income	24,030	15,022	23,302

Net income attributable to non-controlling interests	(6)	(533)	(899)
Adjustment for derivative instruments attributable to non-controlling interests	4	9	(3)

Comprehensive income attributable to One Liberty Properties, Inc.	$24,028	$14,498	$22,400

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity

For the Three Years Ended December 31, 2020

(Amounts in Thousands, Except Per Share Data)

				Accumulated	Non‑
				Undistributed	Controlling
			Accumulated	Net Income	Interests in
			Other	(Distributions	Consolidated
	Common	Paid-in	Comprehensive	in Excess of	Joint
	Stock	Capital	Income (Loss)	Net Income)	Ventures	Total
Balances, December 31, 2017	$18,261	$275,087	$155	$3,257	$1,742	$298,502
Distributions—common stock
Cash — $1.80 per share	—	—	—	(34,652)	—	(34,652)
Shares issued through equity offering program—net	126	3,012	—	—	—	3,138
Restricted stock vesting	106	(106)	—	—	—	—
Shares issued through dividend reinvestment plan	243	5,747	—	—	—	5,990
Distributions to non-controlling interests	—	—	—	—	(1,195)	(1,195)
Compensation expense—restricted stock	—	3,510	—	—	—	3,510
Net income	—	—	—	20,665	899	21,564
Other comprehensive income	—	—	1,735	—	3	1,738
Balances, December 31, 2018	18,736	287,250	1,890	(10,730)	1,449	298,595
Distributions—common stock
Cash — $1.80 per share	—	—	—	(35,663)	—	(35,663)
Shares issued through equity offering program—net	180	5,020	—	—	—	5,200
Restricted stock vesting	115	(115)	—	—	—	—
Shares issued through dividend reinvestment plan	220	5,492	—	—	—	5,712
Distributions to non-controlling interests	—	—	—	—	(752)	(752)
Compensation expense—restricted stock	—	3,870	—	—	—	3,870
Net income	—	—	—	18,011	533	18,544
Other comprehensive loss	—	—	(3,513)	—	(9)	(3,522)
Balances, December 31, 2019	19,251	301,517	(1,623)	(28,382)	1,221	291,984
Distributions—common stock
Cash — $1.46 per share	—	—	—	(29,736)	—	(29,736)
Stock — $.34 per share	404	6,424	—	(6,828)	—	—
Restricted stock vesting	146	(146)	—	—	—	—
Shares issued through dividend reinvestment plan	77	949	—	—	—	1,026
Contribution from non-controlling interest	—	—	—	—	10	10
Distributions to non-controlling interests	—	—	—	—	(40)	(40)
Compensation expense—restricted stock	—	4,686	—	—	—	4,686
Net income	—	—	—	27,407	6	27,413
Other comprehensive loss	—	—	(3,379)	—	(4)	(3,383)
Balances, December 31, 2020	$19,878	$313,430	$(5,002)	$(37,539)	$1,193	$291,960

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Amounts in Thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$27,413	$18,544	$21,564
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(17,280)	(4,327)	(5,262)
Impairment due to casualty loss	430	—	—
Increase in unbilled rent receivable	(1,722)	(1,547)	(1,156)
Write-off of unbilled rent receivable	1,094	585	1,514
Bad debt expense	—	—	684
Amortization and write-off of intangibles relating to leases, net	(780)	(914)	(1,849)
Amortization of restricted stock expense	4,686	3,870	3,510
Equity in earnings of unconsolidated joint ventures	(38)	(16)	(1,304)
Equity in earnings from sale of unconsolidated joint venture property	(121)	—	(2,057)
Distributions of earnings from unconsolidated joint ventures	208	97	2,341
Depreciation and amortization	22,964	22,026	24,155
Amortization and write-off of deferred financing costs	976	995	985
Payment of leasing commissions	(235)	(523)	(442)
(Increase) decrease in escrow, deposits, other assets and receivables	(3,146)	129	(1,183)
Increase (decrease) in accrued expenses and other liabilities	677	(2,687)	1,146
Net cash provided by operating activities	35,126	36,232	42,646

Cash flows from investing activities:
Purchase of real estate	(28,504)	(49,887)	(80,290)
Improvements to real estate	(1,037)	(3,514)	(7,311)
Net proceeds from sale of real estate	29,413	40,761	27,088
Insurance recovery proceeds due to casualty loss	150	—	—
Contributions of capital to unconsolidated joint venture	—	(296)	—
Distributions of capital from unconsolidated joint venture	311	11	852
Net cash provided by (used in) investing activities	333	(12,925)	(59,661)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(13,114)	(13,158)	(11,081)
Repayment of mortgages payable	(11,815)	(19,970)	(24,502)
Proceeds from mortgage financings	18,200	50,310	61,733
Proceeds from sale of common stock, net	—	5,200	3,138
Proceeds from bank line of credit	41,500	54,550	74,500
Repayment on bank line of credit	(40,000)	(73,100)	(53,900)
Issuance of shares through dividend reinvestment plan	1,026	5,712	5,990
Payment of financing costs	(189)	(1,443)	(1,182)
Capital contribution from non-controlling interest	10	—	—
Distributions to non-controlling interests	(40)	(752)	(1,195)
Cash distributions to common stockholders	(29,441)	(35,421)	(34,421)
Net cash (used in) provided by financing activities	(33,863)	(28,072)	19,080

Net increase (decrease) in cash, cash equivalents and restricted cash	1,596	(4,765)	2,065
Cash, cash equivalents and restricted cash at beginning of year	11,968	16,733	14,668
Cash, cash equivalents and restricted cash at end of year	$13,564	$11,968	$16,733

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense and prepayment costs on debt	$20,213	$19,976	$17,783
Supplemental disclosure of non-cash investing activity:
Lease liabilities arising from the recognition of right of use assets	$2,858	$5,027	$—
Loan receivable in connection with sale of property	4,613	—	—
Purchase accounting allocation - intangible lease assets	3,905	4,245	4,435
Purchase accounting allocation - intangible lease liabilities	(568)	(915)	(2,508)
Supplemental disclosure of non-cash financing activity:
Common stock dividend - portion paid in shares of common stock	$6,828	$—	$—

(Continued on next page)

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)

(Amounts in Thousands)

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (amounts in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$12,705	$11,034
Restricted cash included in escrow, deposits and other assets and receivables	859	934
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$13,564	$11,968

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2020

NOTE 1—ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial, retail, restaurant, health and fitness, and theater properties, many of which are subject to long-term net leases. As of December 31, 2020, OLP owns 123 properties, including four properties owned by consolidated joint ventures and three properties owned by unconsolidated joint ventures. The 123 properties are located in 31 states.

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

December 31, 2020

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

During the three years ended December 31, 2020, there were no impairment charges related to the Company’s investments in unconsolidated joint ventures.

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

Revenue Recognition

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the non-cancelable term of the lease. On a quarterly basis, management reviews the tenant’s payment history and financial condition in determining, in its judgment, whether any accrued rental income and unbilled rent receivable balances applicable to each specific property is collectable. Some leases provide for increases based on the Consumer Price Index or for additional contingent rental revenue in the form of percentage rents. The percentage rents are based upon the level of sales achieved by the lessee and are recognized once the required sales levels are reached. A ground lease provides for rent which can be deferred and paid based on the operating performance of the property; therefore, this rent is recognized as rental income when the operating performance is achieved and the rent is received.

Due to the impact of the COVID-19 pandemic, rent concession agreements have been executed and are being negotiated with certain of the Company’s tenants. In accordance with the FASB Staff Q&A, Topic 842 and 840 – Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic, a lessor may make an accounting policy election to (i) not evaluate whether such COVID-19 pandemic related rent-relief is a lease modification under ASC 842 and (ii) treat each tenant rent deferral or forgiveness as if it were contemplated as part of the existing lease contract. The Company has elected to apply this accounting policy to those lease

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

agreements, based on the type of concession provided to the tenant, where the revised cash flows are substantially the same or less than the original lease agreement (see Note 3).

Many of the Company’s properties are subject to long-term net leases under which the tenant is typically responsible to pay directly to the vendor the real estate taxes, insurance, utilities and ordinary maintenance and repairs related to the property, and the Company is not the primary obligor with respect to such items. As a result, the revenue and expenses relating to these properties are recorded on a net basis. For certain properties, in addition to contractual base rent, the tenants pay their pro rata share of real estate taxes and operating expenses to the Company. The income and expenses associated with properties at which the Company is the primary obligor are generally recorded on a gross basis. During 2020, 2019 and 2018, the Company recorded reimbursements of expenses of $10,512,000, $10,443,000 and $8,456,000, respectively, which are reported as part of Rental income, net in the accompanying consolidated statements of income.

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

December 31, 2020

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

The values of acquired above-market and below-market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include a consideration of the non-cancellable terms of the respective leases, as well as any applicable renewal period(s). The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances at the time of the acquisitions. The values of above-market leases are amortized as a reduction to rental income over the terms of the respective non-cancellable lease periods. The portion of the values of below-market leases are amortized as an increase to rental income over the terms of the respective non-cancellable lease periods. The portion of the values of the leases associated with below-market renewal options that management deemed are reasonably certain to be exercised by the tenant are amortized to rental income over such renewal periods. The value of other intangible assets (i.e., origination costs) is recorded to amortization expense over the remaining terms of the respective leases. If a lease is terminated prior to its contractual expiration date or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time. The estimated useful lives of intangible assets or liabilities generally range from one to 35 years.

Accounting for Long-Lived Assets and Impairment of Real Estate Owned

The Company reviews its real estate portfolio on a quarterly basis to ascertain if there are any indicators of impairment to the value of any of its real estate assets, including deferred costs and intangibles, to determine if there is any need for an impairment charge. In reviewing the portfolio, the Company examines one or more of the following: the type of asset, the current financial statements or other available financial information of the tenant, the economic situation in the area in which the asset is located, the economic situation of the industry in which the tenant is involved, the timeliness of the payments made by the tenant under its lease, property inspection reports and any communication with, or by, the tenant. For each real estate asset owned for which indicators of impairment exist, management performs a recoverability test by comparing (i) the sum of the estimated undiscounted future cash flows attributable to the asset, over an appropriate hold period, to (ii) the carrying amount of the asset. If the aggregate undiscounted cash flows are less than the asset’s carrying amount, an impairment loss is recorded to the extent that the estimated fair value is less than the asset’s carrying amount. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. The analysis includes an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, the effects of leasing demand, competition and other factors.

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

Escrows

Real estate taxes and other escrows aggregating $859,000 and $934,000 at December 31, 2020 and 2019, respectively, are included in Escrow, deposits and other assets and receivables.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation and Amortization

Depreciation of buildings is computed on the straight-line method over an estimated useful life of 40 years. Depreciation of building improvements is computed on the straight-line method over the estimated useful life of the improvements. If the Company determines it is the owner of tenant improvements, the amounts funded to construct the tenant improvements are treated as a capital asset and depreciated over the lesser of the remaining lease term or the estimated useful life of the improvements on the straight-line method. Leasehold interest and the related ground lease payments are amortized over the initial lease term of the leasehold position. Depreciation expense (including amortization of a leasehold position, lease origination costs, and capitalized leasing commissions) was $22,964,000, $22,026,000 and $24,155,000, for 2020, 2019 and 2018, respectively.

Deferred Financing Costs

Mortgage and credit line costs are deferred and amortized on a straight-line basis over the terms of the respective debt obligations, which approximates the effective interest method. At December 31, 2020 and 2019, accumulated amortization of such costs was $4,599,000 and $3,799,000, respectively. The Company presents unamortized deferred financing costs as a direct deduction from the carrying amount of the associated debt liability.

Income Taxes

The Company is qualified as a REIT under the applicable provisions of the Internal Revenue Code. Under these provisions, the Company will not be subject to Federal, and generally, state and local income taxes, on amounts distributed to stockholders, provided it distributes at least 90% of its ordinary taxable income and meets certain other conditions.

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

The Company’s properties are located in 31 states. No real estate investments in any one state contributed more than 10% to the Company’s total revenues in any of the past three years.

No tenant contributed over 10% to the Company’s total revenues during 2020, 2019 and 2018.

Segment Reporting

Substantially all of the Company’s real estate assets, at acquisition, are comprised of real estate owned that is leased to tenants on a long-term basis. Therefore, the Company aggregates real estate assets for reporting purposes and operates in one reportable segment.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

The fair value of restricted stock grants and restricted stock units (“RSUs”), determined as of the date of grant, is amortized into general and administrative expense over the respective vesting period. The deferred compensation to be recognized as expense is net of forfeitures and the performance assumptions are re-evaluated quarterly. The Company recognizes the effect of forfeitures when they occur and previously recognized compensation expense is reversed in the period the grant or unit is forfeited. For share-based awards with a performance or market measure, the Company recognizes compensation expense over the requisite service period. The requisite service period begins on the date the Compensation Committee of the Company’s Board of Directors authorizes the award, adopts any relevant performance measures and communicates the award to the recipient.

Derivatives and Hedging Activities

The Company uses interest rate swaps to add stability to interest expense; not for trading or speculative purposes.

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

Collectability of Lease Payments

Prior to the adoption of ASC 842 in January 2019, the Company’s policy was to maintain an allowance for doubtful accounts for estimated losses resulting from the inability of a tenant to make required lease payments. If the financial condition of a tenant were to deteriorate, adversely impacting its ability to make payments, an allowance would have been required. The Company recorded bad debt expense as a reduction of rental income. During 2018, the Company recorded bad debt expense of $684,000 related to lease payments from tenants that filed Chapter 11 bankruptcy protection. Subsequent to the adoption of ASC 842, any changes to the collectability of lease payments is recognized as a current period adjustment to rental revenue (see Note 3).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company may apply other elections, as applicable, as additional changes in the market occur. The Company continues to evaluate the new guidance, to determine if, and to the extent, it will impact the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changed how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance replaces the current “incurred loss” model with an “expected loss” approach. The Company adopted this guidance on January 1, 2020 and its adoption did not have any impact on the Company’s previously reported income from operations, net income or accumulated undistributed net income for the periods presented. In December 2020, in connection with a sale of two properties in Houston, Texas, the Company provided a $4,612,500 one-year loan representing 50% of the purchase price as seller-financing to the buyer (see Note 5). The Company reviewed the need for an allowance under ASU No. 2016-13 for this loan receivable. The Company evaluated the extent and impact of any credit deterioration that could affect the performance and the value of the secured properties, as well as the financial and operating capability of the borrower. The properties’ operating results and existing cash balances are considered and used to assess whether cash flows from operations are sufficient to cover the current and future operating and debt service requirements. The Company also evaluates the borrower’s competency in managing and operating the secured properties and considers the overall economic environment, real estate sector and geographic sub-market in which the secured properties are located. The Company applies normal loan review and underwriting procedures (as may be implemented or modified from time to time) in making that judgment. The Company has evaluated the credit loss using the loss-rate method and determined the expected credit loss on this loan is immaterial.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

NOTE 3—LEASES

Lessor Accounting

The Company owns rental properties which are leased to tenants under operating leases with current expirations ranging from 2021 to 2055, with options to extend or terminate the lease. Revenues from such leases are reported as Rental income, net, and are comprised of (i) lease components, which includes fixed and variable lease payments and (ii) non-lease components which includes reimbursements of property level operating expenses. The Company does not separate non-lease components from the related lease components, as the timing and pattern of transfer are the same, and account for the combined component in accordance with ASC 842.

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

The components of lease revenues are as follows (amounts in thousands):

	Year Ended December 31,
	2020	2019	2018
Fixed lease revenues	$69,823	$70,788	$65,042
Variable lease revenues	11,285	12,084	11,863
Lease revenues (a)	$81,108	$82,872	$76,905
(a)	Excludes $780, $914 and $1,849 of amortization related to lease intangible assets and liabilities for 2020, 2019 and 2018, respectively.

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

During the year ended December 31, 2020, in response to requests for rent relief from tenants impacted by the COVID-19 pandemic and the governmental and non-governmental responses thereto, the Company deferred and accrued $3,505,000 and forgave $184,000 of rent payments. For lease concessions that have been accounted for as lease modifications in accordance with ASC 842, the Company forgave $1,187,000 of rent payments during the year ended December 31, 2020. As of December 31, 2020 and through February 28, 2021, tenants repaid $497,000 and $529,000, respectively, of COVID-19 related deferred rent.

On a quarterly basis, the Company assesses the collectability of substantially all payments due under its leases by reviewing the tenant’s payment history and financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. As a result of this assessment, during the fourth quarter of 2020 the Company did not record approximately $928,000 of rent as collections were deemed less than probable. Such sum was due from Regal Cinemas, a tenant at two locations, which was adversely affected by the pandemic. The Company has assessed the collectability of all other lease payments as probable as of December 31, 2020.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

NOTE 3—LEASES (Continued)

Minimum Future Rents

As of December 31, 2020, the minimum future contractual rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual rents do not include (i) straight-line rent or amortization of intangibles, (ii) COVID-19 lease deferral repayments accrued to rental income in 2020 and (iii) variable lease payments as described above.

For the year ended December 31,
2021	$70,637
2022	62,167
2023	53,248
2024	44,469
2025	40,243
Thereafter	163,148
Total	$433,912

Lease Termination Fees

During 2020, the Company received $88,000 as a lease termination fee from an industrial tenant in connection with the exercise of an early lease termination option, of which $15,000 was recognized in the year ended December 31, 2020 and the remainder will be amortized to revenues over the remaining lease term expiring May 31, 2021.

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

Unbilled Straight-Line Rent

At December 31, 2020 and 2019, the Company’s unbilled rent receivables aggregating $15,438,000 and $15,037,000, respectively, represent rent reported on a straight-line basis in excess of rental payments required under the respective leases. The unbilled rent receivable is to be billed and received pursuant to the lease terms during the next 15 years.

During 2020, 2019 and 2018, the Company wrote-off $365,000, $182,000 and $45,000, respectively, of unbilled straight-line rent receivable related to the properties sold during such years, which reduced the gain on sale reported on the consolidated statements of income.

At December 31, 2020 and 2019, the Company’s unbilled rent payables aggregating $801,000 and $662,000, respectively, represent rent reported on a straight-line basis less than rental payments required under the respective leases. The unbilled rent payable is to be billed and received pursuant to the lease terms during the next 21 years.

On a quarterly basis, the Company assesses the collectability of unbilled rent receivable balances by reviewing the tenant’s payment history and financial condition. During 2020, the Company wrote-off, as a reduction to rental income, $1,094,000 of unbilled rent receivables as collections of such amounts were deemed less than probable. Such sum was due from Regal Cinemas, a tenant at two locations, which was adversely affected by the pandemic. During 2019 and 2018, due to uncertainty related to certain tenants with going concern or bankruptcy issues, the Company wrote-off, as a reduction to rental income, $548,000 and $1,440,000, respectively, of unbilled rent receivables. The Company has assessed the collectability of all other unbilled rent receivable balances as probable as of December 31, 2020.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

NOTE 3—LEASES (Continued)

Lessee Accounting

Ground Lease

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The ground lease expires March 3, 2025 and provides for up to four, 5-year renewal options and one seven-month renewal option. As of December 31, 2020, the Company recorded a $6,895,000 liability for the obligation to make payments under the lease and a $6,663,000 asset for the right to use the underlying asset during the lease term which are included in other liabilities and other assets, respectively, on the consolidated balance sheet. Lease payments associated with renewal option periods that the Company determined were reasonably certain to be exercised are included in the measurement of the lease liability and right of use asset. As of December 31, 2020, the remaining lease term, including renewal options deemed exercised, is 14.2 years. The Company applied a discount rate of 2.95%, based on its incremental borrowing rate given the term of the lease, as the rate implicit in the lease is not known. During the years ended December 31, 2020 and 2019, the Company recognized $533,000 and $525,000, respectively, of lease expense related to this ground lease which is included in Real estate expenses on the consolidated statement of income.

Office Lease

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a 5-year renewal option. As of December 31, 2020, the Company has recorded a $602,000 liability for the obligation to make payments under the lease and a $593,000 asset for the right to use the underlying asset during the lease term which are included in other liability and other assets, respectively, on the consolidated balance sheet. Lease payments associated with the renewal option period, which was determined to be reasonably certain to be exercised, are included in the measurement of the lease liability and right of use asset. As of December 31, 2020, the remaining lease term, including renewal options deemed exercised, is 16.0 years. The Company applied a discount rate of 3.81%, based on its incremental borrowing rate given the term of the lease, as the rate implicit in the lease is not known. During the years ended December 31, 2020 and 2019, the Company recognized $57,000 and $54,000, respectively, of lease expense related to this office lease which is included in General and administrative expenses on the consolidated statement of income.

Minimum Future Lease Payments

As of December 31, 2020, the minimum future lease payments related to the operating ground and office leases are as follows (amounts in thousands):

For the year ended December 31,
2021	$511
2022	506
2023	507
2024	557
2025	626
Thereafter	6,847
Total undiscounted cash flows	$9,554
Present value discount	(2,057)
Lease liability	$7,497

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

NOTE 4—REAL ESTATE INVESTMENTS

Acquisitions

The following table details the Company’s real estate acquisitions during 2020 and 2019. The Company determined that with respect to each of these acquisitions, the gross assets acquired are concentrated in a single identifiable asset. Therefore, these transactions do not meet the definition of a business and are accounted for as asset acquisitions. As such, direct transaction costs associated with these asset acquisitions have been capitalized to real estate assets and depreciated over their respective useful lives.

		Contract		Capitalized
	Date	Purchase	Terms of	Transaction
Description of Property (amounts in thousands)	Acquired	Price	Payment	Costs
Creative Office Environments industrial facility,
Ashland, Virginia	February 20, 2020	$9,100	All cash (a)	$119
Fed Ex industrial facility,
Lowell, Arkansas	February 24, 2020	19,150	All cash (a)	135
Totals for 2020		$28,250		$254

Zwanenberg Food Group/Metro Carpets industrial facility,
Nashville, Tennessee	May 30, 2019	$8,000	All cash (b)	$77
Echo, Inc. industrial facility,
Wauconda, Illinois	May 30, 2019	3,800	All cash	26
Betz Mechanical Supply/Steve Davis Sales industrial facility,
Bensalem, Pennsylvania	June 18, 2019	6,200	All cash (b)	168
International Flora Technologies industrial facility,
Chandler, Arizona	June 26, 2019	8,650	All cash (b)	64
Nissan North America industrial facility,
LaGrange, Georgia	July 24, 2019	5,200	All cash (b)	72
Continental Hydraulics industrial facility,
Shakopee, Minnesota	September 13, 2019	8,000	All cash (b)	62
Cosentino industrial facility,
Rincon, Georgia	October 3, 2019	6,400	All cash (b)	121
The Door Mill industrial facility,
Chandler, Arizona	October 23, 2019	3,000	All cash	47
Totals for 2019		$49,250		$637

(a)	In 2020, the Company obtained new mortgage debt aggregating $18,200 bearing interest rates from 3.54% to 3.63% and maturing from 2027 through 2035.
(b)	In 2019, the Company obtained new mortgage debt aggregating $50,310 bearing interest rates from 3.68% to 4.90% and maturing from 2024 through 2033.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

NOTE 4—REAL ESTATE INVESTMENTS (Continued)

The following table details the allocation of the purchase price for the Company’s acquisitions of real estate during 2020 and 2019 (amounts in thousands):

		Building &	Intangible Lease
Description of Property	Land	Improvements	Asset	Liability	Total
Creative Office Environments industrial facility,
Ashland, Virginia	$391	$7,901	$927	$—	$9,219
Fed Ex industrial facility,
Lowell, Arkansas	1,687	15,188	2,978	(568)	19,285
Totals for 2020	$2,078	$23,089	$3,905	$(568)	$28,504

Zwanenberg Food Group/Metro Carpets industrial facility,
Nashville, Tennessee	$1,058	$6,350	$750	$(81)	$8,077
Echo, Inc. industrial facility,
Wauconda, Illinois	67	3,424	339	(4)	3,826
Betz Mechanical Supply/Steve Davis Sales industrial facility,
Bensalem, Pennsylvania	1,602	4,322	664	(220)	6,368
International Flora Technologies industrial facility,
Chandler, Arizona	1,335	7,379	—	—	8,714
Nissan North America industrial facility,
LaGrange, Georgia	297	4,499	627	(151)	5,272
Continental Hydraulics industrial facility,
Shakopee, Minnesota	1,877	5,462	944	(221)	8,062
Cosentino industrial facility,
Rincon, Georgia	61	5,969	667	(176)	6,521
The Door Mill industrial facility,
Chandler, Arizona	1,164	1,691	254	(62)	3,047
Totals for 2019	$7,461	$39,096	$4,245	$(915)	$49,887

As of December 31, 2020, the weighted average amortization period for the 2020 acquisitions is 8.3 years and 13.7 years for the intangible lease assets and intangible lease liabilities, respectively. As of December 31, 2019, the weighted average amortization period for the 2019 acquisitions is 7.6 years and 9.8 years for the intangible lease assets and intangible lease liabilities, respectively. The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 (as defined in Note 2) in the fair value hierarchy.

At December 31, 2020 and 2019, accumulated amortization of intangible lease assets was $24,530,000 and $19,904,000, respectively, and accumulated amortization of intangible lease liabilities was $8,539,000 and $7,502,000, respectively.

During 2020, 2019 and 2018, the Company recognized net rental income of $780,000, $914,000 and $1,849,000, respectively, for the amortization of the above/below market leases. During 2020, 2019 and 2018, the Company recognized amortization expense of $4,617,000, $4,039,000 and $7,175,000, respectively, relating to the amortization of the origination costs associated with in-place leases, which is included in Depreciation and amortization expense. Included in Depreciation and amortization expense for 2018 is a $2,743,000 write-off of origination costs related to a property at which the tenant filed Chapter 11 bankruptcy.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

NOTE 4—REAL ESTATE INVESTMENTS (Continued)

The unamortized balance of intangible lease assets as a result of acquired above market leases at December 31, 2020 will be deducted from rental income through 2032 as follows (amounts in thousands):

2021	$647
2022	481
2023	288
2024	218
2025	195
Thereafter	546
Total	$2,375

The unamortized balance of intangible lease liabilities as a result of acquired below market leases at December 31, 2020 will be added to rental income through 2055 as follows (amounts in thousands):

2021	$1,402
2022	1,160
2023	922
2024	694
2025	488
Thereafter	6,523
Total	$11,189

The unamortized balance of origination costs associated with in-place leases at December 31, 2020 will be charged to amortization expense through 2055 as follows (amounts in thousands):

2021	$4,609
2022	3,961
2023	3,319
2024	2,303
2025	1,944
Thereafter	6,192
Total	$22,328

Impairment due to Casualty Loss

       In August 2020, a portion of a multi-tenanted building at the Company’s Lake Charles, Louisiana property was damaged due to Hurricane Laura. During the year ended December 31, 2020, the Company recognized an impairment loss of $430,000 representing the carrying value of the damaged portion of the building based on its replacement cost (and net of accumulated depreciation of $352,000).

     The Company submitted a claim to its insurance carrier to cover, subject to a $250,000 deductible, the (i) estimated $1,294,000 cost to rebuild the damaged portion of the building and (ii) $65,000 of losses in rental income. As a result, the Company recognized a $430,000 receivable for insurance recoveries which is recorded as Other income in the consolidated statements of income for the year ended December 31, 2020. The Company received a $150,000 advance from the insurance carrier for this claim during the year ended December 31, 2020. In January 2021, the Company received an additional $300,000 advance from the insurance carrier.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

NOTE 5—SALES OF PROPERTIES

The following chart details the Company’s sales of real estate during 2020, 2019 and 2018 (amounts in thousands):

				Gain (Loss)		Mortgage	Prepayment
		Gross		on sale of		Prepaid	Costs on
Description of Property	Date Sold	Sales Price		Real Estate, Net		on Sale	Debt
Hobby Lobby retail property,
Onalaska, Wisconsin	February 11, 2020	$7,115		$4,252		$3,332	$290
CarMax retail property,
Knoxville, Tennessee	July 1, 2020	18,000		10,316		8,483	833
PetSmart retail property
Houston, Texas	December 15, 2020	4,013	(a)	1,067		n/a	n/a
Guitar Center retail property,
Houston, Texas	December 15, 2020	5,212	(a)	1,645		n/a	n/a
Totals for 2020		$34,340		$17,280		$11,815	$1,123

Kmart retail property,
Clemmons, North Carolina (b)	June 20, 2019	$5,500		$1,099		$1,705	$41
Multi-tenant retail property,
Athens, Georgia	August 23, 2019	6,050		1,045		2,645	161
Land - The Briarbrook Village Apartments,
Wheaton, Illinois	August 29, 2019	12,066		1,530		n/a	n/a
Aaron's retail property,
Houston, Texas	October 21, 2019	1,675		218		n/a	n/a
Assisted living facility,
Round Rock, Texas	December 10, 2019	16,600		435		13,157	625
Totals for 2019		$41,891		$4,327		$17,507	$827

Multi-tenant retail property,
Fort Bend, Texas (c)	January 30, 2018	$9,200		$2,408		$4,423	n/a
Land - The Meadows Apartments,
Lakemoor, Illinois	September 14, 2018	8,459		4,585	(d)	n/a	n/a
Shopko retail property,
Lincoln, Nebraska	December 13, 2018	10,000		(1,731)		n/a	n/a
Totals for 2018		$27,659		$5,262		$4,423	n/a

(a)	These two properties were sold simultaneously for $9,225. The Company provided seller-financing of $4,613 which is included in other receivables on the consolidated balance sheet at December 31, 2020. The loan receivable matures on December 15, 2021 and bears interest at 4.0% with monthly interest-only payments until maturity.
(b)	This property was owned by a consolidated joint venture in which the Company held a 90% interest. The non-controlling interest’s share of the gain was $422.
(c)	This property was owned by a consolidated joint venture in which the Company held an 85% interest. The non-controlling interest’s share of the gain was $776.
(d)	Includes $5,717, representing the unamortized balance of a $5,906 fixed rent payment which was received and recorded as deferred income in 2017 and was to be included in rental income over the term of the lease.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

NOTE 6—VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITY AND CONSOLIDATED JOINT VENTURES

Variable Interest Entities—Ground Lease

The Company determined it has a variable interest through its ground lease at its Beachwood, Ohio property (The Vue Apartments) and the owner/operator is a VIE because its equity investment at risk is insufficient to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of this VIE because the Company does not have power over the activities that most significantly impact the owner/operator’s economic performance and therefore, does not consolidate this VIE for financial statement purposes.

Accordingly, the Company accounts for this investment as land and the revenues from the ground lease as Rental income, net. Ground lease rental income amounted to $729,000, $1,597,000, and $3,357,000 during 2020, 2019 and 2018, respectively. Included in these amounts is rental income of $814,000 and $1,964,000 during 2019 and 2018, respectively, from previously held VIE properties located in Wheaton and Lakemoor, Illinois, which were sold in August 2019 and September 2018, respectively (see Note 5).

As of December 31, 2020, the VIE’s maximum exposure to loss was $13,901,000 which represented the carrying amount of the land. Simultaneously with the closing of the acquisition, the owner/operator obtained a mortgage for $67,444,000 from a third party which, together with the Company’s purchase of the land, provided substantially all of the funds to acquire the complex. The Company provided its land as collateral for the owner/operator’s mortgage loan; accordingly, the land position is subordinated to the mortgage. The mortgage balance was $67,162,000 as of December 31, 2020. No other financial support has been provided by the Company to the owner/operator as of December 31, 2020. In November 2020, the ground lease was amended to require, among other things, that the owner/operator deposit $1,200,000 to pay certain past due operating expenses and a portion of anticipated future operating cash flow shortfalls at the property as well as $170,300 to pay a portion of the cost of near-term capital expenditures required at the property (all of which sums have been deposited). The Company has agreed, in its discretion, to fund 78% of (i) any further operating expense shortfalls at the property after the initial operating expense deposit has been fully utilized, and (ii) any capital expenditures required at the property. The Company did not fund any such amounts as of December 31, 2020. Through March 4, 2021, the Company funded $409,000.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

NOTE 6—VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITY AND CONSOLIDATED JOINT VENTURES (Continued)

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	December 31,
	2020	2019
Land	$12,158	$12,158
Buildings and improvements, net of accumulated depreciation of $5,232 and $4,334, respectively	23,372	24,223
Cash	1,102	888
Unbilled rent receivable	861	859
Unamortized intangible lease assets, net	627	745
Escrow, deposits and other assets and receivables	1,089	1,204
Mortgages payable, net of unamortized deferred financing costs of $253 and $313, respectively	23,530	24,199
Accrued expenses and other liabilities	752	562
Unamortized intangible lease liabilities, net	526	591
Accumulated other comprehensive loss	(127)	(65)
Non-controlling interests in consolidated joint ventures	1,193	1,221

As of December 31, 2020 and 2019, MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in three consolidated joint ventures in which the Company has aggregate equity investments of approximately $7,495,000 and $7,941,000, respectively.

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro rata to the equity interest each partner has in the applicable venture.

NOTE 7—INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2020 and 2019, the Company participated in three and four unconsolidated joint ventures, respectively, each of which owns and operates one property; the Company’s equity investment in these ventures totaled $10,702,000 and $11,061,000, respectively. The Company recorded equity in earnings of $38,000, $16,000 and $1,304,000 during 2020, 2019 and 2018, respectively. Included in equity in earnings from unconsolidated joint ventures during 2018 is income of (i) $550,000 due to the write-off of an intangible lease liability in connection with the expiration of the Kmart lease at the Manahawkin, New Jersey property and (ii) $110,000 related to the discontinuance of hedge accounting on a mortgage swap related to a property sold in July 2018 (see Note 9).

In March 2020, an unconsolidated joint venture sold its property located in Savannah, Georgia for $819,000, net of closing costs. The Company’s 50% share of the gain from this sale was $121,000, which is included in Equity in earnings from sale of unconsolidated joint venture properties on the consolidated statement of income for the year ended December 31, 2020. In 2018, the Company recorded equity in earnings from the sale of unconsolidated joint venture properties of $2,057,000.

At December 31, 2020 and 2019, MCB and the Company are partners in an unconsolidated joint venture in which the Company’s equity investment is approximately $8,761,000 and $8,834,000, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

NOTE 8—DEBT OBLIGATIONS

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	December 31,
	2020	2019
Mortgages payable, gross	$433,549	$440,278
Unamortized deferred financing costs	(3,845)	(4,438)
Mortgages payable, net	$429,704	$435,840

At December 31, 2020, there were 74 outstanding mortgages payable, all of which are secured by first liens on individual real estate investments with an aggregate gross carrying value of $708,913,000 before accumulated depreciation of $116,579,000. After giving effect to interest rate swap agreements (see Note 9), the mortgage payments bear interest at fixed rates ranging from 3.02% to 5.87%, and mature between 2021 and 2042. The weighted average interest rate on all mortgage debt was 4.19% and 4.21% at December 31, 2020 and 2019, respectively.

During 2020, due to the COVID-19 pandemic, the Company and its mortgage lenders agreed to defer the payment of $1,670,000 of debt service due in 2020 and 2021. Of the total deferred debt, approximately $174,000 was repaid in 2020, $303,000 was deferred until 2021 through 2023 and the balance was deferred until the maturity of such debt.

Scheduled principal repayments during the next five years and thereafter are as follows (amounts in thousands):

Year Ending December 31,
2021	$22,575
2022	46,126
2023	30,278
2024	63,016
2025	43,048
Thereafter	228,506
Total	$433,549

Line of Credit

The Company has a credit facility with Manufacturers & Traders Trust Company, People’s United Bank, VNB New York, LLC, and Bank Leumi USA, pursuant to which it may borrow up to $100,000,000, subject to borrowing base requirements. The facility is available for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $30,000,000 and 30% of the borrowing base subject to a cap of (i) $20,000,000 for operating expense purposes and (ii) $10,000,000 for renovation expenses. Pursuant to the amendment to the facility entered into in March 2021, on June 30, 2022, the amount the Company can borrow for renovation expenses and operating expenses changes to $20,000,000  and $10,000,000, respectively.  To the extent that as of July 1, 2022 more than $10,000,000 is outstanding for operating expense purposes, such excess must be repaid immediately.  Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under the credit facility. The facility is guaranteed by subsidiaries of the Company that own unencumbered properties and the Company pledged to the lenders the equity interests in the Company’s subsidiaries.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

NOTE 8—DEBT OBLIGATIONS (Continued)

The facility, which matures December 31, 2022, provides for an interest rate equal to the one month LIBOR rate plus an applicable margin ranging from 175 basis points to 300 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility. The applicable margin was 200 basis points at December 31, 2020 and 2019. An unused facility fee of .25% per annum applies to the facility. The average interest rate on the facility was approximately 2.53%, 4.03% and 3.73% during 2020, 2019 and 2018, respectively.

The credit facility includes certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. The Company was in compliance with all covenants at December 31, 2020.

The following table details the Line of credit, net, balances per the consolidated balance sheets (amounts in thousands):

	December 31,
	2020	2019
Line of credit, gross	$12,950	$11,450
Unamortized deferred financing costs	(425)	(619)
Line of credit, net	$12,525	$10,831

At March 4, 2021, there was an outstanding balance of $15,450,000, (before unamortized deferred financing costs) under the facility.

NOTE 9—FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, escrow, deposits and other assets and receivables (excluding interest rate swaps), dividends payable, and accrued expenses and other liabilities (excluding interest rate swaps), are not measured at fair value on a recurring basis, but are considered to be recorded at amounts that approximate fair value.

At December 31, 2020, the $461,965,000 estimated fair value of the Company’s mortgages payable is greater than their $433,549,000 carrying value (before unamortized deferred financing costs) by approximately $28,416,000, assuming a blended market interest rate of 3.00% based on the 7.1 year weighted average remaining term to maturity of the mortgages.

At December 31, 2019, the $454,039,000 estimated fair value of the Company’s mortgages payable is greater than their $440,278,000 carrying value (before unamortized deferred financing costs) by approximately $13,761,000, assuming a blended market interest rate of 3.72% based on the 8.1 year weighted average remaining term to maturity of the mortgages.

At December 31, 2020 and 2019, the carrying amount of the Company’s line of credit (before unamortized deferred financing costs) of $12,950,000 and $11,450,000, respectively, approximates its fair value.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

Fair Value on a Recurring Basis

As of December 31, 2020, the Company had entered into 23 interest rate derivatives, all of which were interest rate swaps, related to 23 outstanding mortgage loans with an aggregate $84,671,000 notional amount and mature between 2021 and 2028 (weighted average remaining term to maturity of 3.9 years). These interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.02% to 5.16% and a weighted average interest rate of 3.95% at December 31, 2020).

The fair value of the Company’s derivative financial instruments, using Level 2 inputs, was determined to be the following (amounts in thousands):

	As of	Carrying and	Balance Sheet
	December 31,	Fair Value	Classification
Financial assets:
Interest rate swaps	2020	$—	Other assets
	2019	87
Financial liabilities:
Interest rate swaps	2020	$5,012	Other liabilities
	2019	1,715

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of December 31, 2020, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy. The Company does not currently own any financial instruments that are measured on a recurring basis and that are classified as Level 1 or 3.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Year Ended December 31,
	2020	2019	2018
One Liberty Properties Inc. and Consolidated Subsidiaries
Amount of (loss) gain recognized on derivatives in other comprehensive (loss) income	$(5,481)	$(4,224)	$1,870
Amount of reclassification from Accumulated other comprehensive (loss) income into Interest expense	(2,098)	(702)	98

Unconsolidated Joint Ventures (Company's share)
Amount of gain recognized on derivatives in other comprehensive income	n/a	n/a	$69
Amount of reclassification from Accumulated other comprehensive income into Equity in earnings of unconsolidated joint ventures	n/a	n/a	103

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

During 2020, 2019 and 2018, the Company (including one of its unconsolidated joint ventures in 2018) discontinued hedge accounting on several interest rate swaps as the forecasted hedged transactions were no longer probable of occurring. As a result, during 2020, 2019 and 2018, the Company reclassified $776,000 and $816,000 of realized loss and $505,000 of realized gain, respectively, from Accumulated other comprehensive income to earnings.

During the twelve months ending December 31, 2021, the Company estimates an additional $1,589,000 will be reclassified from Accumulated other comprehensive income as an increase to Interest expense.

The derivative agreements in effect at December 31, 2020 provide that if the wholly-owned subsidiary of the Company which is a party to such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for such swap breakage losses.

As of December 31, 2020 and 2019, the fair value of the derivatives in a liability position, including accrued interest of $120,000 and $27,000, respectively, but excluding any adjustments for non-performance risk, was approximately $5,314,000 and $1,832,000, respectively. In the event the Company had breaches of any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $5,314,000 and $1,832,000 as of December 31, 2020 and 2019, respectively. This termination liability value, net of adjustments for non-performance risk of $182,000 and $90,000, is included in Accrued expenses and other liabilities on the consolidated balance sheets at December 31, 2020 and 2019, respectively.

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

In consideration for the Services, the Company paid Majestic $3,011,000 in 2020, $2,826,000 in 2019 and $2,745,000 in 2018. Included in these fees are $1,265,000 in 2020, $1,307,000 in 2019 and $1,226,000 in 2018, of property management costs. The amounts paid for property management services is based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic with respect to properties managed by third parties. The Company also paid Majestic, pursuant to the compensation and services agreement $275,000 in 2020 and $216,000 in each of 2019 and 2018 for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies. The Company does not pay Majestic for such services except as described in this paragraph.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

NOTE 10—RELATED PARTY TRANSACTIONS (Continued)

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and RSUs under the Company’s stock incentive plans (described in Note 12). The related expense charged to the Company’s operations was $2,349,000, $1,973,000 and $1,765,000 in 2020, 2019 and 2018, respectively.

The amounts paid under the compensation and services agreement (except for the property management costs which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income for 2020, 2019 and 2018.

Joint Venture Partners and Affiliates

During 2020, 2019 and 2018, the Company paid an aggregate of $76,000, $82,000 and $107,000, respectively, to its consolidated joint venture partners or their affiliates (none of whom are officers, directors, or employees of the Company) for property management services, which are included in Real estate expenses on the consolidated statements of income.

The Company’s unconsolidated joint ventures paid management fees of $93,000, $117,000 and $169,000 to the other partner of the ventures, which reduced Equity in earnings on the consolidated statements of income by $47,000, $59,000 and $85,000 during 2020, 2019 and 2018, respectively. In addition, (i) in 2020, an unconsolidated joint venture of the Company paid a leasing commission and development fee totalling $75,000 to the other partner of the venture, which is in Investment in unconsolidated joint ventures on the consolidated balance sheet as of December 31, 2020 and (ii) in 2019, in connection with a purchase of a property, the Company paid an unconsolidated joint venture partner a $64,000 brokerage commission which is capitalized to the real estate assets acquired.

Other

During 2020, 2019 and 2018, the Company paid fees of (i) $298,000, $289,000 and $276,000, respectively, to the Company’s chairman and (ii) $119,000, $116,000 and $110,000, respectively, to the Company’s vice-chairman. These fees are included in General and administrative expense on the consolidated statements of income.

At December 31, 2020 and 2019, Gould Investors L.P. (“Gould Investors”), a related party, owned 1,894,883 shares of the outstanding common stock of the Company, or approximately 9.2% and 9.0%, respectively.

The Company obtains its property insurance in conjunction with Gould Investors and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties. Amounts reimbursed to Gould Investors were $1,168,000, $1,025,000 and $912,000 during 2020, 2019 and 2018, respectively. Included in Real estate expenses on the consolidated statements of income is insurance expense of $1,091,000, $927,000 and $877,000 during 2020, 2019 and 2018, respectively. The balance of the amounts reimbursed to Gould Investors represents prepaid insurance and is included in Other assets on the consolidated balance sheets.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

NOTE 11—EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing net income allocable to common stockholders for each year by the weighted average number of shares of common stock outstanding during the applicable year. Net income is also allocated to the unvested restricted stock outstanding during each year, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of December 31, 2020, the shares of common stock underlying the RSUs awarded between 2018 and 2020 under the 2019 and 2016 Incentive Plans (See Note 12) are excluded from the basic earnings per share calculation, as these units are not participating securities.

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

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator for basic and diluted earnings per share:
Net income	$27,413	$18,544	$21,564
Less net income attributable to non-controlling interests	(6)	(533)	(899)
Less earnings allocated to unvested restricted stock (a)	(1,263)	(1,227)	(1,173)
Net income available for common stockholders: basic and diluted	$26,144	$16,784	$19,492
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	19,571	19,090	18,575
Effect of dilutive securities:
RSUs	28	29	13
Denominator for diluted earnings per share:
Weighted average number of shares	19,599	19,119	18,588

Earnings per common share, basic	$1.34	$0.88	$1.05
Earnings per common share, diluted	$1.33	$0.88	$1.05
(a)	Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

NOTE 11—EARNINGS PER COMMON SHARE (Continued)

The following table identifies the number of shares of common stock underlying the RSUs that are included in the calculation, on a diluted basis, of the weighted average number of shares of common stock for such years:

Year Ended December 31, 2020 (a):
	Total Number of	Shares Included Based on
	Underlying	Return on	Stockholder		Shares
Date of Award	Shares (b)(c)	Capital Metric	Return Metric	Total	Excluded (d)
July 1, 2018	73,750	24,823	—	24,823	48,927
July 1, 2019	75,026	23,233	—	23,233	51,793
August 3, 2020	75,026	37,513	37,513	75,026	—
Totals	223,802	85,569	37,513	123,082	100,720

Year Ended December 31, 2019 (e):
	Total Number of	Shares Included Based on
	Underlying	Return on	Stockholder		Shares
Date of Award	Shares (b)(c)	Capital Metric	Return Metric	Total	Excluded (d)
September 26, 2017 (f)	76,250	22,129	31,498	53,627	22,623
July 1, 2018	73,750	14,755	3,273	18,028	55,722
July 1, 2019	75,026	728	—	728	74,298
Totals	225,026	37,612	34,771	72,383	152,643

Year Ended December 31, 2018 (g):
	Total Number of	Shares Included Based on
	Underlying	Return on	Stockholder		Shares
Date of Award	Shares (b)	Capital Metric	Return Metric	Total	Excluded (d)
September 26, 2017 (f)	76,250	34,633	4,462	39,095	37,155
July 1, 2018	76,250	33,388	—	33,388	42,862
Totals	152,500	68,021	4,462	72,483	80,017
(a)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is December 31, 2020.
(b)	The RSUs awarded in 2018, 2019 and 2020 vest, subject to satisfaction of the applicable market and/or performance conditions, on June 30, 2021, 2022 and 2023, respectively (see Note 12).
(c)	During 2019, 2,500 shares of the 2018 award and 2,750 shares of the 2019 award were forfeited.
(d)	Excluded as the applicable conditions had not been met for these shares at the respective measurement dates.
(e)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is December 31, 2019.
(f)	With respect to the RSUs awarded September 26, 2017, 24,343 shares vested and 51,907 shares were forfeited in June 2020; such shares were issued in August 2020 (see Note 12).
(g)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is December 31, 2018.

There were no options outstanding to purchase shares of common stock or other rights exercisable for, or convertible into, common stock in 2020, 2019 and 2018.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

NOTE 12—STOCKHOLDERS’ EQUITY

Stock Based Compensation

The Company’s 2019 Incentive Plan (“Plan”), approved by the Company’s stockholders in June 2019, permits the Company to grant, among other things, stock options, restricted stock, RSUs, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company’s common stock is authorized for issuance pursuant to this Plan. As of December 31, 2020, an aggregate of 299,602 shares subject to awards in the form of restricted stock (149,550 shares) and RSUs (150,052 shares) are outstanding under the Plan. On January 6, 2021, 151,500 restricted shares were issued pursuant to this Plan, having an aggregate value of approximately $3,082,000 and are scheduled to vest in January 2026.

Under the Company’s 2016 and 2012 equity incentive plans (collectively, the “Prior Plans”), as of December 31, 2020, (i) an aggregate of 625,875 shares in the form of restricted stock (552,125 shares) and RSUs (73,750 shares) are outstanding and have not yet vested, and (ii) with respect to 76,250 shares of common stock underlying RSUs that had been granted in 2017, 24,343 shares were deemed to have vested as of June 30, 2020, and in August 2020 such shares were issued after the Compensation Committee determined that the metrics with respect to such shares had been satisfied. RSUs with respect to the 51,907 share balance were forfeited. No additional awards may be granted under the Prior Plans.

For accounting purposes, the restricted stock is not included in the shares shown as outstanding on the balance sheet until they vest; however, dividends are paid on the unvested shares. The restricted stock grants are charged to General and administrative expense over the respective vesting periods based on the market value of the common stock on the grant date. Unless earlier forfeited because the participant’s relationship with the Company terminated, unvested restricted stock awards vest five years from the grant date, and under certain circumstances may vest earlier.

In 2020, 2019 and 2018, the Company granted RSUs exchangeable for up to 75,026, 77,776 and 76,250 shares, respectively, of common stock upon satisfaction, through June 30, 2023, June 30, 2022 and June 30, 2021, respectively, of specified conditions. Specifically, up to 50% of these RSUs vest upon achievement of metrics related to average annual total stockholder return (the “TSR Awards”), which metrics meet the definition of a market condition, and up to 50% vest upon achievement of metrics related to average annual return on capital (the “ROC Awards”), which metrics meet the definition of a performance condition. The holders of the RSUs are not entitled to dividends or to vote the underlying shares until such RSUs vest and shares are issued. Accordingly, the shares underlying these RSUs are not included in the shares shown as outstanding on the balance sheet. For the TSR awards, a third party appraiser prepared a Monte Carlo simulation pricing model to determine the fair value, which is recognized ratably over the service period. The Monte Carlo valuation consisted of computing the grant date fair value of the awards using the Company’s simulated stock price. For these TSR awards, the per unit or share fair value was estimated using the following assumptions:

TSR Award Year	Expected Life (yrs)	Dividend Rate	Risk-Free Interest Rate	Expected Price Volatility (a)
2020	3	10.40%	0.10% - 0.18%	51.24% - 77.92%
2019	3	6.22%	1.79% - 2.07%	21.37% - 23.04%
2018	3	6.82%	2.18% - 2.70%	22.29% - 25.99%

(a)	Calculated based on the historical and implied volatility.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

NOTE 12—STOCKHOLDERS’ EQUITY (Continued)

As of December 31, 2020, based on performance and market assumptions, the fair value of the RSUs granted in 2020, 2019 and 2018 is $850,000, $1,085,000 and $1,051,000, respectively. Recognition of such deferred compensation will be charged to General and administrative expense over the respective three year performance cycle. None of these RSUs were forfeited or vested during the year ended December 31, 2020.

The following is a summary of the activity of the equity incentive plans:

	Year Ended December 31,
	2020	2019	2018
Restricted stock grants:
Number of shares	149,550	150,050	144,750
Average per share grant price	$28.10	$25.70	$25.31
Deferred compensation to be recognized over vesting period	$4,202,000	$3,856,000	$3,664,000

Number of non-vested shares:
Non-vested beginning of year	674,250	651,250	612,900
Grants	149,550	150,050	144,750
Vested during year	(122,125)	(114,650)	(106,000)
Forfeitures	—	(12,400)	(400)
Non-vested end of year	701,675	674,250	651,250

RSU grants:
Number of underlying shares	75,026	77,776	76,250
Average per share grant price	$17.31	$28.96	$26.41
Deferred compensation to be recognized over vesting period	$850,000	$865,000	$952,000

Number of non-vested shares:
Non-vested beginning of year	225,026	152,500	76,250
Grants	75,026	77,776	76,250
Vested during year	(24,343)	—	—
Forfeitures	(51,907)	(5,250)	—
Non-vested end of year	223,802	225,026	152,500

Restricted stock and RSU grants:
Weighted average per share value of non-vested shares (based on grant price)	$24.98	$24.96	$23.83
Value of stock vested during the period (based on grant price)	$3,589,000	$2,365,000	$2,289,000
Weighted average per share value of shares forfeited during the period (based on grant price)	$24.03	$25.40	$23.59

The total charge to operations:
Outstanding restricted stock grants	$3,529,000	$3,229,000	$3,028,000
Outstanding RSUs	1,157,000	641,000	482,000
Total charge to operations	$4,686,000	$3,870,000	$3,510,000

As of December 31, 2020, total compensation costs of $7,814,000 and $1,449,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average vesting period is 2.1 years for the restricted stock and 1.5 years for the RSUs.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

NOTE 12—STOCKHOLDERS’ EQUITY (Continued)

Common Stock Dividend Distributions

In each of 2019 and 2018, the Board of Directors declared an aggregate $1.80 per share in cash distributions. The following table details the Company’s dividend activity for the year ended December 31, 2020 (amounts in thousands, except per share data).

	Total			Dividend Paid		Cash	Stock
Declaration Date (a)	Dividend	Payable Date	Record Date	Cash %	Stock %	Issued	Issued
March 13, 2020	$9,037	April 7, 2020	March 24, 2020	100.0	—	$9,037	—
June 10, 2020 (b)(c)	$9,068	July 31, 2020	June 22, 2020	50.0	50.0	$4,537	263
September 9, 2020 (b)(d)	$9,198	October 29, 2020	September 21, 2020	75.0	25.0	$6,901	141
December 2, 2020	$9,261	January 7, 2021	December 17, 2020	100.0	—	$9,261	—
(a)	A dividend of $0.45 per share was declared in each period indicated.
(b)	Stockholders were entitled to elect whether the dividend payable to them would be paid in cash or shares of the Company’s common stock at the percentages indicated, subject to certain limitations.
(c)	The shares of common stock issued were valued at approximately $17.22 per share.
(d)	The shares of common stock issued were valued at approximately $16.27 per share.

On March 12, 2021, the Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company’s common stock, totaling approximately $9,330,000. The quarterly dividend is payable on April 7, 2021 to stockholders of record on March 24, 2021.

Change in Authorized Capital

On July 8, 2020, the Company filed an amended and restated charter with the Maryland State Department of Assessments and Taxation, which, among other things, increased the number of shares of common stock the Company is authorized to issue from 25,000,000 shares to 50,000,000 shares.

Dividend Reinvestment Plan

On June 10, 2020, the Company temporarily suspended the dividend reinvestment feature of its Dividend Reinvestment Plan (the “DRP”). The DRP, among other things, provided stockholders with the opportunity to reinvest all, or a portion of, their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount of up to 5% from the market price (as such price is calculated pursuant to the DRP). The discount was determined in the Company’s sole discretion and had been offered at a 5% discount from market. Under the DRP, the Company issued 77,000, 220,000 and 243,000 shares of common stock during 2020, 2019 and 2018, respectively.

Shares Issued Through the At-the-Market Equity Offering Program

The Company did not sell any shares during the year ended December 31, 2020. During 2019, the Company sold 180,120 shares for proceeds of $5,392,000, net of commissions of $54,000, and incurred offering costs of $192,000 for professional fees. During 2018, the Company sold 126,300 shares for proceeds of $3,245,000, net of commissions of $33,000, and incurred offering costs of $107,000 for professional fees.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

NOTE 13—COMMITMENTS AND CONTINGENCIES

The Company maintains a non-contributory defined contribution pension plan covering eligible employees. Contributions by the Company are made through a money purchase plan, based upon a percent of the qualified employees’ total salary (subject to the maximum amount allowed by law). Pension expense approximated $307,000, $304,000 and $295,000 for 2020, 2019 and 2018, respectively, and is included in General and administrative expense in the consolidated statements of income.

The Company pays, with respect to one of its real estate properties, annual fixed leasehold rent of $463,867 through July 31, 2024. The Company has the right to extend the lease for up to four 5-year renewal options and one seven-month renewal option.

As discussed in Note 6, the Company (i) provided its land in Beachwood, Ohio as collateral for the owner/operator’s mortgage loan and accordingly, the land position is subordinate to the mortgage, and (ii) has agreed, in its discretion, to fund 78% of (a) any further operating expense shortfalls at the property and (b) any capital expenditures required at the property.

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

Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. As of December 31, 2020, tax returns for the calendar years 2017 through 2020 remain subject to examination by the Internal Revenue Service and various state and local tax jurisdictions.

During 2020, 2019 and 2018, the Company did not incur any federal income tax expense. The Company does not have any deferred tax assets or liabilities at December 31, 2020 and 2019.

Approximately 47% and 8% of the distributions made during 2020 represent capital gains and return of capital to stockholders, respectively, with the balance representing ordinary income. Approximately 27% of the distributions made during 2019 represent return of capital to stockholders and approximately 12% of the distributions made during 2018 represent capital gains to stockholders. The balance of the distributions represent ordinary income.  In 2020, 2019 and 2018, the ordinary income portion of the distributions are considered qualified REIT dividends and will be taxed at a rate reduced by up to 20% pursuant to Internal Revenue Code Section 199A.

The Company treats depreciation expense, straight-line rent adjustments and certain other items differently for tax purposes than for financial reporting purposes. Therefore, its taxable income and dividends paid deduction differs from its financial statement income.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

NOTE 14—INCOME TAXES (Continued)

The following table reconciles dividends declared with the dividends paid deduction for the years indicated (amounts in thousands):

	2020	2019	2018
	Estimate	Actual	Actual
Dividends declared	$36,564	$35,663	$34,652
Dividend reinvestment plan (a)	47	247	313
	36,611	35,910	34,965
Less: Spillover dividends designated to previous year	—	—	(10,263)
Less: Spillover dividends designated to following year (b)	(9,261)	(8,976)	(549)
Less: Return of capital	(3,273)	(9,842)	—
Plus: Dividends designated from prior year	8,976	549	—
Plus: Dividends designated from following year	—	—	—
Dividends paid deduction	$33,053	$17,641	$24,153
(a)	Reflects the up to 5% discount on common stock purchased through the dividend reinvestment plan.
(b)	The entire dividend paid in January 2021 and 2020 and a portion of the dividend paid in January 2019 are considered 2021, 2020 and 2019 dividends, respectively, as such dividends were in excess of the Company’s earnings and profits during 2020, 2019 and 2018, respectively.

NOTE 15—SUBSEQUENT EVENTS

Subsequent events have been evaluated and, except as previously disclosed, there were no other events relative to the consolidated financial statements that require additional disclosure.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2020

NOTE 16—QUARTERLY FINANCIAL DATA (Unaudited):

(In Thousands, Except Per Share Data)

	Quarter Ended				Total
2020	March 31	June 30	Sept. 30	Dec. 31	For Year
Total revenues	$21,239	$20,861	$21,071	$18,732	$81,903
Gain on sale of real estate, net	$4,252	$—	$10,316	$2,712	$17,280
Net income	$7,831	$2,285	$13,726	$3,571	$27,413
Net income attributable to One Liberty Properties, Inc.	$7,826	$2,284	$13,725	$3,572	$27,407
Weighted average number of common shares outstanding:
Basic	19,361	19,445	19,640	19,835	19,571
Diluted	19,374	19,505	19,686	19,871	19,599
Net income per common share attributable to common stockholders:
Basic	$.39	$.10	$.67	$.16	$1.34	(a)
Diluted	$.39	$.10	$.67	$.16	$1.33	(a)

	Quarter Ended				Total
2019	March 31	June 30	Sept. 30	Dec. 31	For Year
Total revenues	$21,155	$20,719	$20,414	$22,448	$84,736
Gain on sale of real estate, net	$—	$1,099	$2,544	$684	$4,327
Net income	$4,011	$4,558	$5,097	$4,878	$18,544
Net income attributable to One Liberty Properties, Inc.	$3,971	$4,112	$5,118	$4,810	$18,011
Weighted average number of common shares outstanding:
Basic	18,894	19,023	19,191	19,245	19,090
Diluted	18,993	19,129	19,239	19,266	19,119
Net income per common share attributable to common stockholders:
Basic	$.19	$.20	$.25	$.23	$.88	(a)
Diluted	$.19	$.20	$.25	$.23	$.88	(a)
(a)	Calculated on weighted average shares outstanding for the year.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Schedule III—Consolidated Real Estate and Accumulated Depreciation

December 31, 2020

(Amounts in Thousands)

					Cost
					Capitalized	Gross Amount at Which Carried
			Initial Cost to Company		Subsequent to	at December 31, 2020
				Building and	Acquisition		Building &		Accumulated	Date of	Date
Type	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation (1)	Construction	Acquired
Health & Fitness	Tucker, GA	$—	$807	$3,027	$3,420	$807	$6,447	$7,254	$2,857	1988	2002
Health & Fitness	Hamilton, OH	4,434	1,483	5,953	—	1,483	5,953	7,436	1,612	2008	2011
Health & Fitness	Secaucus, NJ	8,028	5,449	9,873	—	5,449	9,873	15,322	2,000	1986	2012
Industrial	Columbus, OH	—	435	1,703	52	435	1,755	2,190	875	1979	1995
Industrial	West Palm Beach, FL	—	181	724	235	181	959	1,140	432	1973	1998
Industrial	New Hyde Park, NY	2,345	182	728	281	182	1,009	1,191	477	1960	1999
Industrial	Ronkonkoma, NY	5,446	1,042	4,171	2,920	1,042	7,091	8,133	2,882	1986	2000
Industrial	Hauppauge, NY	24,954	1,951	10,954	9,600	1,951	20,554	22,505	7,350	1982	2000
Industrial	Melville, NY	2,490	774	3,029	1,170	774	4,199	4,973	1,671	1982	2003
Industrial	Saco, ME	5,306	1,027	3,623	2,050	1,027	5,673	6,700	1,488	2001	2006
Industrial	Baltimore, MD (2)	18,860	6,474	25,282	—	6,474	25,282	31,756	8,875	1960	2006
Industrial	Durham, NC	2,534	1,043	2,404	44	1,043	2,448	3,491	690	1991	2011
Industrial	Pinellas Park, FL	2,183	1,231	1,669	—	1,231	1,669	2,900	392	1995	2012
Industrial	Miamisburg, OH	—	165	1,348	83	165	1,431	1,596	324	1987	2012
Industrial	Fort Mill, SC	7,487	1,840	12,687	55	1,840	12,742	14,582	2,632	1992	2013
Industrial	Indianapolis, IN	5,402	1,224	6,935	—	1,224	6,935	8,159	1,672	1997	2013
Industrial	Fort Mill, SC	22,811	1,804	33,650	—	1,804	33,650	35,454	7,781	1997	2013
Industrial	New Hope, MN	3,960	881	6,064	81	881	6,145	7,026	965	1967	2014
Industrial	Louisville, KY	2,083	578	3,727	34	578	3,761	4,339	572	1974	2015
Industrial	Louisville, KY	—	51	230	—	51	230	281	34	1974	2015
Industrial	McCalla, AL	9,443	1,588	14,682	—	1,588	14,682	16,270	2,044	2003	2015
Industrial	St. Louis, MO	10,706	3,728	13,006	739	3,728	13,745	17,473	1,974	1969	2015
Industrial	Greenville, SC	4,672	693	6,893	236	693	7,129	7,822	896	1997	2016
Industrial	Greenville, SC	5,192	528	8,074	127	528	8,201	8,729	1,032	2000	2016
Industrial	El Paso, TX	13,243	3,691	17,904	350	3,691	18,254	21,945	2,180	1997	2016
Industrial	Lebanon, TN	20,792	2,094	30,039	44	2,094	30,083	32,177	3,338	1996	2016
Industrial	Huntersville, NC	4,707	1,046	6,674	—	1,046	6,674	7,720	638	2014	2017
Industrial	Pittston, PA	6,587	999	9,922	250	999	10,172	11,171	958	1990	2017
Industrial	Ankeny, IA	8,030	1,351	11,607	—	1,351	11,607	12,958	1,055	2016	2017
Industrial	Memphis, TN	4,864	140	7,952	—	140	7,952	8,092	665	1979	2017
Industrial	Pennsburg, PA	7,808	1,776	11,126	—	1,776	11,126	12,902	861	1986	2018
Industrial	Plymouth, MN	3,160	1,121	4,429	—	1,121	4,429	5,550	294	1978	2018
Industrial	Englewood, CO	8,010	1,562	11,300	—	1,562	11,300	12,862	649	2013	2018
Industrial	Moorestown, NJ	3,812	1,822	5,056	—	1,822	5,056	6,878	283	1990	2018
Industrial	Moorestown, NJ	8,481	1,443	10,898	—	1,443	10,898	12,341	599	1972	2018
Industrial	Bakersfield, CA	—	1,988	9,998	—	1,988	9,998	11,986	536	1980	2018
Industrial	Green Park, MO	6,148	1,421	7,835	—	1,421	7,835	9,256	412	2008	2018
Industrial	Greenville, SC	—	186	6,419	—	186	6,419	6,605	334	2008	2018
Industrial	Nashville, TN	5,022	1,058	6,350	—	1,058	6,350	7,408	263	1974	2019
Industrial	Wauconda, IL	—	67	3,423	41	67	3,464	3,531	153	1998	2019
Industrial	Bensalem, PA	3,958	1,602	4,323	—	1,602	4,323	5,925	169	1975	2019
Industrial	Chandler, AZ	5,048	1,335	7,379	—	1,335	7,379	8,714	299	2004	2019
Industrial	LaGrange, GA	3,111	297	4,500	—	297	4,500	4,797	171	2013	2019
Industrial	Shakopee, MN	4,872	1,877	5,462	10	1,877	5,472	7,349	187	1998	2019

					Cost
					Capitalized	Gross Amount at Which Carried
			Initial Cost to Company		Subsequent to	at December 31, 2020
				Building and	Acquisition		Building &		Accumulated	Date of	Date
Type	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation (1)	Construction	Acquired
Industrial	Rincon, GA	4,000	61	5,968	—	61	5,968	6,029	183	1998	2019
Industrial	Chandler, AZ	—	1,164	1,691	4	1,164	1,695	2,859	55	2007	2019
Industrial	Ashland, VA	5,592	391	7,901	—	391	7,901	8,292	180	2007	2020
Industrial	Lowell, AR	12,266	1,687	15,188	—	1,687	15,188	16,875	364	2017	2020
Industrial	Joppa, MD	8,777	3,815	8,142	1,473	3,815	9,615	13,430	1,747	1994	2014
Office	Brooklyn, NY	1,692	1,381	5,447	3,013	1,381	8,460	9,841	4,314	1973	1998
Other	Newark, DE	1,459	935	3,643	278	935	3,921	4,856	1,617	1996	2003
Other	Beachwood, OH	—	13,901	—	—	13,901	—	13,901	—	N/A	2016
Restaurant	Hauppauge, NY	—	725	2,963	—	725	2,963	3,688	1,120	1992	2005
Restaurant	Palmyra, PA	663	650	650	—	650	650	1,300	170	1981	2010
Restaurant	Reading, PA	655	655	625	—	655	625	1,280	163	1981	2010
Restaurant	Reading, PA	645	618	643	—	618	643	1,261	169	1983	2010
Restaurant	Hanover, PA	725	736	686	—	736	686	1,422	178	1992	2010
Restaurant	Gettysburg, PA	743	754	704	—	754	704	1,458	182	1991	2010
Restaurant	Trexlertown, PA	632	800	439	—	800	439	1,239	114	1994	2010
Restaurant	Carrollton, GA	1,428	796	1,458	—	796	1,458	2,254	379	1996	2012
Restaurant	Cartersville, GA	1,351	786	1,346	—	786	1,346	2,132	373	1995	2012
Restaurant	Kennesaw, GA	1,107	702	916	—	702	916	1,618	227	1989	2012
Restaurant	Lawrenceville, GA	1,063	866	899	—	866	899	1,765	264	1988	2012
Restaurant	Concord, NC	1,394	999	1,076	—	999	1,076	2,075	240	2000	2013
Restaurant	Myrtle Beach, SC	1,394	1,102	1,161	—	1,102	1,161	2,263	270	1978	2013
Restaurant	Greensboro, NC	3,045	1,770	1,237	—	1,770	1,237	3,007	329	1983	2013
Restaurant	Richmond, VA	—	1,680	1,341	—	1,680	1,341	3,021	225	1983	2013
Restaurant	Indianapolis, IN	—	853	1,465	—	853	1,465	2,318	297	1982	2014
Retail	Seattle, WA	—	201	189	35	201	224	425	162	1986	1987
Retail	Rosenberg, TX	—	216	863	66	216	929	1,145	578	1994	1995
Retail	Ft. Myers, FL	—	1,013	4,054	—	1,013	4,054	5,067	2,445	1995	1996
Retail	Selden, NY	2,528	572	2,287	150	572	2,437	3,009	1,314	1997	1999
Retail	Batavia, NY	—	515	2,061	—	515	2,061	2,576	1,127	1998	1999
Retail	Champaign, IL	1,371	791	3,165	530	791	3,695	4,486	1,853	1985	1999
Retail	El Paso, TX	10,179	2,821	11,123	2,587	2,821	13,710	16,531	7,121	1974	2000
Retail	Somerville, MA	—	510	1,993	24	510	2,017	2,527	900	1993	2003
Retail	Hyannis, MA	—	802	2,324	—	802	2,324	3,126	753	1998	2008
Retail	Marston Mills, MA	—	461	2,313	—	461	2,313	2,774	744	1998	2008
Retail	Everett, MA	—	1,935	—	—	1,935	—	1,935	—	N/A	2008
Retail	Kennesaw, GA	4,961	1,501	4,349	1,138	1,501	5,487	6,988	1,776	1995	2008
Retail	Royersford, PA	19,207	19,538	3,150	524	19,538	3,674	23,212	1,008	2001	2010
Retail	Monroeville, PA	—	450	863	—	450	863	1,313	229	1994	2010
Retail	Bolingbrook, IL	—	834	1,887	101	834	1,988	2,822	551	2001	2011
Retail	Crystal Lake, IL	—	615	1,899	—	615	1,899	2,514	551	1997	2011
Retail	Lawrence, KS	—	134	938	157	134	1,095	1,229	220	1915	2012
Retail	Greensboro, NC	1,250	1,046	1,552	29	1,046	1,581	2,627	322	2002	2014
Retail	Highlands Ranch, CO	—	2,361	2,924	296	2,361	3,220	5,581	612	1995	2014
Retail	Woodbury, MN	2,700	1,190	4,003	—	1,190	4,003	5,193	756	2006	2014
Retail	Cuyahoga Falls, OH	1,016	71	1,371	—	71	1,371	1,442	163	2004	2016
Retail	Hilliard, OH	900	300	1,077	—	300	1,077	1,377	131	2007	2016
Retail	Port Clinton, OH	871	52	1,187	—	52	1,187	1,239	145	2005	2016
Retail	South Euclid, OH	987	230	1,566	53	230	1,619	1,849	192	1975	2016

					Cost
					Capitalized	Gross Amount at Which Carried
			Initial Cost to Company		Subsequent to	at December 31, 2020
				Building and	Acquisition		Building &		Accumulated	Date of	Date
Type	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation (1)	Construction	Acquired
Retail	St Louis Park, MN	—	3,388	13,088	152	3,388	13,240	16,628	1,550	1962	2016
Retail	Deptford, NJ	2,529	572	1,779	705	572	2,484	3,056	859	1981	2012
Retail	Cape Girardeau, MO	1,042	545	1,547	—	545	1,547	2,092	360	1994	2012
Retail	Littleton, CO	10,277	6,005	11,272	451	6,005	11,723	17,728	2,127	1985	2015
Retail - Supermarket	West Hartford, CT	15,675	9,296	4,813	261	9,296	5,074	14,370	1,489	2005	2010
Retail - Supermarket	West Hartford, CT	—	2,881	94	326	2,881	420	3,301	235	N/A	2010
Retail - Supermarket	Philadelphia, PA	3,687	1,793	5,640	80	1,793	5,720	7,513	999	1992	2014
Retail-Furniture	Columbus, OH	—	1,445	5,431	460	1,445	5,891	7,336	3,360	1996	1997
Retail-Furniture	Duluth, GA (3)	1,368	778	3,436	—	778	3,436	4,214	1,264	1987	2006
Retail-Furniture	Fayetteville, GA (3)	1,718	976	4,308	—	976	4,308	5,284	1,585	1987	2006
Retail-Furniture	Wichita, KS (3)	2,092	1,189	5,248	—	1,189	5,248	6,437	1,931	1996	2006
Retail-Furniture	Lexington, KY (3)	1,406	800	3,532	—	800	3,532	4,332	1,299	1999	2006
Retail-Furniture	Bluffton, SC (3)	1,036	589	2,600	—	589	2,600	3,189	957	1994	2006
Retail-Furniture	Amarillo, TX (3)	1,512	860	3,810	—	860	3,810	4,670	1,397	1996	2006
Retail-Furniture	Austin, TX (3)	2,792	1,587	7,010	—	1,587	7,010	8,597	2,577	2001	2006
Retail-Furniture	Tyler, TX (3)	1,813	1,031	4,554	—	1,031	4,554	5,585	1,674	2001	2006
Retail-Furniture	Newport News, VA (3)	1,321	751	3,316	—	751	3,316	4,067	1,220	1995	2006
Retail-Furniture	Richmond, VA (3)	1,525	867	3,829	—	867	3,829	4,696	1,408	1979	2006
Retail-Furniture	Virginia Beach, VA (3)	1,501	854	3,770	—	854	3,770	4,624	1,387	1995	2006
Retail-Furniture	Gurnee, IL	—	834	3,635	—	834	3,635	4,469	1,299	1994	2006
Retail-Furniture	Naples, FL	1,885	3,070	2,846	189	3,070	3,035	6,105	952	1992	2008
Retail-Office Supply	Lake Charles, LA (4)(5)	4,673	1,167	3,887	1,199	1,167	5,086	6,253	2,177	1998	2002
Retail-Office Supply	Chicago, IL (5)	3,427	3,877	2,256	—	3,877	2,256	6,133	693	1994	2008
Retail-Office Supply	Cary, NC (5)	2,892	1,129	3,736	—	1,129	3,736	4,865	1,148	1995	2008
Retail-Office Supply	Eugene, OR (5)	2,574	1,952	2,096	—	1,952	2,096	4,048	644	1994	2008
Retail-Office Supply	El Paso, TX (5)	2,250	1,035	2,700	—	1,035	2,700	3,735	830	1993	2008
Theater	Greensboro, NC	—	—	8,328	3,000	—	11,328	11,328	8,459	1999	2004
Theater	Indianapolis, IN	3,964	3,099	5,225	19	3,099	5,244	8,343	872	1997	2014
		$433,549	$190,391	$609,545	$39,122	$190,391	$648,667	$839,058	$147,136

Note 1—Depreciation is provided over the estimated useful lives of the buildings and improvements, which range from 5 to 40 years.

Note 2—Upon purchase of the property in December 2006, a $416 rental income reserve was posted by the seller for the Company’s benefit, since the property was not producing sufficient rent at the time of acquisition. The Company recorded the receipt of this rental reserve as a reduction to land and building.

Note 3—These 11 properties are retail furniture stores covered by one master lease and one loan that is secured by cross-collateralized mortgages.

Note 4—Amounts for this property’s building and improvements and accumulated depreciation are show net of $782 and $352, respectively, resulting from a 2020 impairment write-off due to casualty loss.

Note 5—These five properties are retail office supply stores net leased to the same tenant, pursuant to separate leases. Four of these leases contain cross default provisions.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Schedule III

Consolidated Real Estate and Accumulated Depreciation

(a)  Reconciliation of “Real Estate and Accumulated Depreciation”

(Amounts in Thousands)

	Year Ended December 31,
	2020	2019	2018
Investment in real estate:
Balance, beginning of year	$835,837	$829,143	$775,327
Addition: Land, buildings and improvements	26,444	49,669	86,117
Deduction: Properties sold	(22,441)	(42,975)	(32,301)
Deduction: Impairment due to casualty loss	(782)	—	—
Balance, end of year	$839,058	$835,837	$829,143
	(b)
Accumulated depreciation:
Balance, beginning of year	$135,302	$123,684	$108,953
Addition: Depreciation	17,941	17,534	16,615
Deduction: Impairment due to casualty loss	(352)	—	—
Deduction: Accumulated depreciation related to properties sold	(5,755)	(5,916)	(1,884)
Balance, end of year	$147,136	$135,302	$123,684

(b)	At December 31, 2020, the aggregate cost for federal income tax purposes is approximately $19,599 greater than the Company’s recorded values.