Form 10-Q
period 2021-03-31
ONE LIBERTY PROPERTIES INC
filed 2021-05-06
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻

Non-accelerated filer ⌧	Smaller reporting company ☒

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

As of May 3, 2021, the registrant had 20,732,153 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	March 31,	December 31,
	2021	2020
ASSETS	(Unaudited)
Real estate investments, at cost
Land	$191,050	$190,391
Buildings and improvements	649,198	648,667
Total real estate investments, at cost	840,248	839,058
Less accumulated depreciation	151,557	147,136
Real estate investments, net	688,691	691,922

Investment in unconsolidated joint ventures	10,580	10,702
Cash and cash equivalents	11,245	12,705
Unbilled rent receivable	15,391	15,438
Unamortized intangible lease assets, net	23,306	24,703
Escrow, deposits and other assets and receivables	18,953	20,667
Total assets(1)	$768,166	$776,137
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of $3,684 and $3,845 of deferred financing costs, respectively	$424,271	$429,704
Line of credit, net of $377 and $425 of deferred financing costs, respectively	15,073	12,525
Dividends payable	9,329	9,261
Accrued expenses and other liabilities	20,260	21,498
Unamortized intangible lease liabilities, net	10,794	11,189
Total liabilities(1)	479,727	484,177

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 50,000 shares authorized; 20,008 and 19,878 shares issued and outstanding	20,008	19,878
Paid-in capital	314,643	313,430
Accumulated other comprehensive loss	(3,504)	(5,002)
Distributions in excess of net income	(43,906)	(37,539)
Total One Liberty Properties, Inc. stockholders’ equity	287,241	290,767
Non-controlling interests in consolidated joint ventures(1)	1,198	1,193
Total equity	288,439	291,960
Total liabilities and equity	$768,166	$776,137
(1)	The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 4. The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $12,158 and $12,158 of land, $23,284 and $23,372 of building and improvements, net of $5,454 and $5,232 of accumulated depreciation, $3,707 and $3,679 of other assets included in other line items, $23,313 and $23,530 of real estate debt, net, $1,398 and $1,278 of other liabilities included in other line items and $1,198 and $1,193 of non-controlling interests as of March 31, 2021 and December 31, 2020, respectively.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Rental income, net	$20,684	$21,239
Lease termination fees	132	—
Total revenues	20,816	21,239

Operating expenses:
Depreciation and amortization	5,757	5,674
General and administrative (see Note 7 for related party information)	3,642	3,334
Real estate expenses (see Note 7 for related party information)	3,686	3,342
State taxes	75	82
Total operating expenses	13,160	12,432

Other operating income
Gain on sale of real estate, net	—	4,252
Operating income	7,656	13,059

Other income and expenses:
Equity in (loss) earnings of unconsolidated joint ventures	(22)	64
Equity in earnings from sale of unconsolidated joint venture property	—	121
Prepayment costs on debt	—	(290)
Other income (see Note 11)	170	4
Interest:
Expense	(4,634)	(4,884)
Amortization and write-off of deferred financing costs	(213)	(243)

Net income	2,957	7,831
Net loss (income) attributable to non-controlling interests	5	(5)
Net income attributable to One Liberty Properties, Inc.	$2,962	$7,826

Weighted average number of common shares outstanding:
Basic	20,003	19,361
Diluted	20,061	19,374

Per common share attributable to common stockholders:
Basic and Diluted	$.13	$.39

Cash distributions per share of common stock	$.45	$.45

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income	$2,957	$7,831

Other comprehensive income
Net unrealized gain (loss) on derivative instruments	1,501	(4,818)
Comprehensive income	4,458	3,013

Net loss (income) attributable to non-controlling interests	5	(5)
Adjustment for derivative instruments attributable to non-controlling interests	(3)	9

Comprehensive income attributable to One Liberty Properties, Inc.	$4,460	$3,017

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

					Non-Controlling
			Accumulated	Accumulated	Interests in
			Other	Distributions	Consolidated
	Common	Paid-in	Comprehensive	in Excess of	Joint
	Stock	Capital	Income (Loss)	Net Income	Ventures	Total
Balances, December 31, 2019	$19,251	$301,517	$(1,623)	$(28,382)	$1,221	$291,984
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,036)	—	(9,036)
Restricted stock vesting	122	(122)	—	—	—	—
Shares issued through dividend reinvestment plan	7	159	—	—	—	166
Distributions to non-controlling interests	—	—	—	—	(8)	(8)
Compensation expense – restricted stock	—	976	—	—	—	976
Net income	—	—	—	7,826	5	7,831
Other comprehensive loss	—	—	(4,809)	—	(9)	(4,818)
Balances, March 31, 2020	$19,380	$302,530	$(6,432)	$(29,592)	$1,209	$287,095

Balances, December 31, 2020	$19,878	$313,430	$(5,002)	$(37,539)	$1,193	$291,960
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,329)	—	(9,329)
Restricted stock vesting	130	(130)	—	—	—	—
Contribution from non-controlling interest	—	—	—	—	20	20
Distributions to non-controlling interests	—	—	—	—	(13)	(13)
Compensation expense – restricted stock	—	1,343	—	—	—	1,343
Net income	—	—	—	2,962	(5)	2,957
Other comprehensive income	—	—	1,498	—	3	1,501
Balances, March 31, 2021	$20,008	$314,643	$(3,504)	$(43,906)	$1,198	$288,439

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income	$2,957	$7,831
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	—	(4,252)
Decrease (increase) in unbilled rent receivable	95	(380)
Amortization and write-off of intangibles relating to leases, net	(232)	(190)
Amortization of restricted stock expense	1,343	976
Equity in loss (earnings) of unconsolidated joint ventures	22	(64)
Equity in earnings from sale of unconsolidated joint venture property	—	(121)
Distributions of earnings from unconsolidated joint ventures	100	—
Depreciation and amortization	5,757	5,674
Amortization and write-off of deferred financing costs	213	243
Payment of leasing commissions	(71)	(38)
Decrease in escrow, deposits, other assets and receivables	1,167	303
Increase in accrued expenses and other liabilities	102	69
Net cash provided by operating activities	11,453	10,051

Cash flows from investing activities:
Purchase of real estate	—	(28,504)
Improvements to real estate	(512)	(109)
Investments in ground leased property	(430)	—
Net proceeds from sale of real estate	—	7,093
Insurance recovery proceeds due to casualty loss	300	—
Net cash used in investing activities	(642)	(21,520)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(3,520)	(3,389)
Repayment of mortgages payable	(2,074)	(3,332)
Proceeds from mortgage financings	—	18,200
Proceeds from bank line of credit	2,500	41,500
Repayment on bank line of credit	—	(22,100)
Issuance of shares through dividend reinvestment plan	—	166
Payment of financing costs	(6)	(165)
Capital contribution from non-controlling interest	20	—
Distributions to non-controlling interests	(13)	(8)
Cash distributions to common stockholders	(9,261)	(8,965)
Net cash (used in) provided by financing activities	(12,354)	21,907

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,543)	10,438
Cash, cash equivalents and restricted cash at beginning of year	13,564	11,968
Cash, cash equivalents and restricted cash at end of period	$12,021	$22,406

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$4,613	$4,844

Supplemental disclosure of non-cash investing activity:
Purchase accounting allocation - intangible lease assets	$—	$3,905
Purchase accounting allocation - intangible lease liabilities	—	(568)

(Continued on next page)

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (amounts in thousands):

	March 31,
	2021	2020
Cash and cash equivalents	$11,245	$21,360
Restricted cash included in escrow, deposits and other assets and receivables	776	1,046
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$12,021	$22,406

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2021

NOTE 1 – ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial, retail, restaurant, health and fitness, and theater properties, many of which are subject to long-term net leases. As of March 31, 2021, OLP owns 123 properties, including four properties owned by consolidated joint ventures and three properties owned by unconsolidated joint ventures. The 123 properties are located in 31 states.

NOTE 2 – SUMMARY ACCOUNTING POLICIES

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

MARCH 31, 2021 (Continued)

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

During the three months ended March 31, 2021 and 2020, there were no impairment charges related to the Company’s investments in unconsolidated joint ventures.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2021 (Continued)

NOTE 3 – LEASES (CONTINUED)

The components of lease revenues are as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2021	2020
Fixed lease revenues	$17,465	$18,067
Variable lease revenues	2,987	2,982
Lease revenues (a)	$20,452	$21,049
(a)	Excludes $232 and $190 of amortization related to lease intangible assets and liabilities for the three months ended March 31, 2021 and 2020, respectively.

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

During the year ended December 31, 2020, in response to requests for rent relief from tenants impacted by the COVID-19 pandemic and the governmental and non-governmental responses thereto, the Company deferred and accrued $3,360,000 of rent payments. For 2020, the three months ended March 31, 2021 and for April 2021, the Company collected $497,000, $843,000 and $359,000, respectively, of such deferred rents. The $1,661,000 balance of deferred rents is deemed collectible and is expected to be collected from 2021 through 2023.

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due by reviewing the tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. In February 2021, the Company executed lease amendments with Regal Cinemas, a tenant at two properties, which was adversely affected by the pandemic. In connection with the lease amendments, the Company agreed to defer an aggregate of $1,449,000 of rent otherwise payable from September 2020 through August 2021, the tenant agreed to pay an aggregate of $441,000 of rent during that same period and the parties extended the lease for one of these properties for two years. Through April 30, 2021, the tenant is current on all lease obligations in accordance with these lease amendments. The Company did not accrue the deferred rents due from September 2020 through March 2021 as collections were deemed less than probable. The Company has assessed the collectability of all recorded lease payments as probable as of March 31, 2021.

Minimum Future Rents

As of March 31, 2021, the minimum future contractual rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual rents do not include (i) straight-line rent or amortization of intangibles, (ii) COVID-19 lease deferral repayments accrued to rental income in 2020 and (iii) variable lease payments as described above.

From April 1 – December 31, 2021	$52,571
For the year ended December 31,
2022	62,646
2023	53,279
2024	44,609
2025	40,391
2026	34,860
Thereafter	129,439
Total	$417,795

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2021 (Continued)

NOTE 3 – LEASES (CONTINUED)

Lease Termination Fees

In January 2021, the Company received $350,000 as a lease termination fee from a retail tenant in connection with the exercise of an early lease termination option. The Company is amortizing this to revenues over the revised lease term expiring January 15, 2022.

In December 2020, the Company received $88,000 as a lease termination fee from an industrial tenant in connection with the exercise of an early lease termination option. The Company is amortizing this to revenues over the revised lease term expiring May 31, 2021.

Lessee Accounting

Ground Lease

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The ground lease expires March 3, 2025 and provides for up to four, 5-year renewal options and one seven-month renewal option. As of March 31, 2021, the remaining lease term, including renewal options deemed exercised, is 13.9 years. The Company recognized lease expense related to this ground lease of $150,000 and $131,000 for the three months ended March 31, 2021 and 2020, respectively, which is included in Real estate expenses on the consolidated statements of income.

Office Lease

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a 5-year renewal option. As of March 31, 2021, the remaining lease term, including the renewal option deemed exercised, is 15.8 years. The Company recognized lease expense related to this office lease of $14,000 for both the three months ended March 31, 2021 and 2020, which is included in General and administrative expenses on the consolidated statements of income.

Minimum Future Lease Payments

As of March 31, 2021, the minimum future lease payments related to the operating ground and office leases are as follows (amounts in thousands):

From April 1 – December 31, 2021	$383
For the year ended December 31,
2022	506
2023	507
2024	557
2025	626
2026	627
Thereafter	6,220
Total undiscounted cash flows	$9,426
Present value discount	(2,000)
Lease liability	$7,426

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2021 (Continued)

NOTE 4 – VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITY AND CONSOLIDATED JOINT VENTURES

Variable Interest Entity – Ground Lease

The Company determined it has a variable interest through its ground lease at its Beachwood, Ohio property (The Vue Apartments) and the owner/operator is a VIE because its equity investment at risk is insufficient to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of this VIE because the Company does not have power over the activities that most significantly impact the owner/operator’s economic performance and therefore, does not consolidate this VIE for financial statement purposes. Accordingly, the Company accounts for this investment as land and the revenues from the ground lease as Rental income, net. Ground lease rental income amounted to $243,000 for the three months ended March 31, 2020. No ground lease rental income was collected during the three months ended March 31, 2021.

As of March 31, 2021, the VIE’s maximum exposure to loss was $14,560,000 which represented the carrying amount of the land. In purchasing the property in 2016, the owner/operator obtained a mortgage for $67,444,000 from a third party which, together with the Company’s purchase of the land, provided substantially all of the funds to acquire the multi-family property. The Company provided its land as collateral for the owner/operator’s mortgage loan; accordingly, the land position is subordinated to the mortgage. The mortgage balance was $66,870,000 as of March 31, 2021.

Pursuant to the ground lease, as amended, the Company agreed, in its discretion, to fund 78% of (i) any operating expense shortfalls at the property and (ii) any capital expenditures required at the property. The Company funded $430,000 during the three months ended March 31, 2021 and an additional $611,000 from April 1 through May 3, 2021. These amounts are included as part of the carrying amount of the land.

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

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	March 31,	December 31,
	2021	2020
Land	$12,158	$12,158
Buildings and improvements, net of accumulated depreciation of $5,454 and $5,232, respectively	23,284	23,372
Cash	1,195	1,102
Unbilled rent receivable	856	861
Unamortized intangible lease assets, net	605	627
Escrow, deposits and other assets and receivables	1,051	1,089
Mortgages payable, net of unamortized deferred financing costs of $238 and $253, respectively	23,313	23,530
Accrued expenses and other liabilities	885	752
Unamortized intangible lease liabilities, net	513	526
Accumulated other comprehensive loss	(99)	(127)
Non-controlling interests in consolidated joint ventures	1,198	1,193

As of March 31, 2021 and December 31, 2020, MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in three consolidated joint ventures in which the Company has aggregate equity investments of approximately $7,489,000 and $7,495,000, respectively.

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro rata to the equity interest each partner has in the applicable venture.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2021 (Continued)

NOTE 5 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of March 31, 2021 and December 31, 2020, the Company participated in three unconsolidated joint ventures, each of which owns and operates one property; the Company’s equity investment in these ventures totaled $10,580,000 and $10,702,000, respectively. The Company recorded equity in loss of $22,000 and equity in earnings of $64,000 for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021 and December 31, 2020, MCB and the Company are partners in an unconsolidated joint venture in which the Company’s equity investment is approximately $8,688,000 and $8,761,000, respectively.

NOTE 6 – DEBT OBLIGATIONS

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	March 31,	December 31,
	2021	2020
Mortgages payable, gross	$427,955	$433,549
Unamortized deferred financing costs	(3,684)	(3,845)
Mortgages payable, net	$424,271	$429,704

Line of Credit

The Company has a credit facility with Manufacturers & Traders Trust Company, People’s United Bank, VNB New York, LLC, and Bank Leumi USA, pursuant to which it may borrow up to $100,000,000, subject to borrowing base requirements. The facility is available for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $30,000,000 and 30% of the borrowing base subject to a cap of (i) $20,000,000 for operating expense purposes and (ii) $10,000,000 for renovation expenses. On July 1, 2022, the amounts the Company can borrow for renovation expenses and operating expenses will change to $20,000,000 and $10,000,000, respectively.  To the extent that as of June 30, 2022 more than $10,000,000 is outstanding for operating expense purposes, such excess must be repaid immediately.  Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under the credit facility. The facility is guaranteed by subsidiaries of the Company that own unencumbered properties and the Company pledged to the lenders the equity interests in the Company’s subsidiaries.

The facility, which matures December 31, 2022, provides for an interest rate equal to the one month LIBOR rate plus an applicable margin ranging from 175 basis points to 300 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility. The applicable margin was 200 basis points at March 31, 2021 and 2020. An unused facility fee of .25% per annum applies to the facility. The average interest rate on the facility was approximately 1.88% and 3.20% for the three months ended March 31, 2021 and 2020, respectively. The Company was in compliance with all covenants under this facility at March 31, 2021.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2021 (Continued)

NOTE 6 – DEBT OBLIGATIONS (CONTINUED)

The following table details the Line of credit, net, balances per the consolidated balance sheets (amounts in thousands):

	March 31,	December 31,
	2021	2020
Line of credit, gross	$15,450	$12,950
Unamortized deferred financing costs	(377)	(425)
Line of credit, net	$15,073	$12,525

At May 3, 2021, there was an outstanding balance of $15,350,000 (before unamortized deferred financing costs) under the facility. There is $19,000,000 available for operating expense purposes.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

In consideration for the Services, the Company paid Majestic $785,000 and $767,000 for the three months ended March 31, 2021 and 2020, respectively. Included in these fees are $348,000 and $331,000 of property management costs for the three months ended March 31, 2021 and 2020, respectively. The amounts paid for property management services is based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic with respect to properties managed by third parties. The Company also paid Majestic, pursuant to the compensation and services agreement, $74,000 and $69,000 in the three months ended March 31, 2021 and 2020, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies. The Company does not pay Majestic for such services except as described in this paragraph.

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and restricted stock units (“RSUs”) under the Company’s stock incentive plans (described in Note 9). The related expense charged to the Company’s operations was $652,000 and $449,000 for the three months ended March 31, 2021 and 2020, respectively.

The amounts paid under the compensation and services agreement (except for the property management costs which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income.

Joint Venture Partners and Affiliates

The Company paid an aggregate of $19,000 and $20,000 for the three months ended March 31, 2021 and 2020, respectively, to its consolidated joint venture partners or their affiliates (none of whom are officers, directors, or employees of the Company) for property management services, which are included in Real estate expenses on the consolidated statements of income.

The Company’s unconsolidated joint ventures paid management fees of $29,000 and $22,000 for the three months ended March 31, 2021 and 2020, respectively, to the other partner of the venture, which reduced Equity in earnings on the consolidated statements of income by $15,000 and $11,000 for the three months ended March 31, 2021 and 2020, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2021 (Continued)

NOTE 7 – RELATED PARTY TRANSACTIONS (CONTINUED)

Other

During each of the three months ended March 31, 2021 and 2020, the Company paid quarterly fees of $74,500 to the Company’s chairman and $29,800 to the Company’s vice-chairman. These fees are included in General and administrative expenses on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party, and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties. Included in Real estate expenses on the consolidated statements of income is insurance expense of $281,000 and $246,000 for the three months ended March 31, 2021 and 2020, respectively, of amounts reimbursed to Gould Investors in prior periods.

NOTE 8 – EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing net income allocable to common stockholders for each period by the weighted average number of shares of common stock outstanding during the applicable period. Net income is also allocated to the unvested restricted stock outstanding during each period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of March 31, 2021, the shares of common stock underlying the RSUs awarded between 2018 and 2020 under the 2019 and 2016 Incentive Plans (See Note 9) are excluded from the basic earnings per share calculation, as these units are not participating securities.

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

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Numerator for basic and diluted earnings per share:
Net income	$2,957	$7,831
Add (deduct) net loss (income) attributable to non-controlling interests	5	(5)
Deduct earnings allocated to unvested restricted stock (a)	(325)	(316)
Net income available for common stockholders: basic and diluted	$2,637	$7,510
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	20,003	19,361
Effect of dilutive securities:
RSUs	58	13
Denominator for diluted earnings per share:
Weighted average number of shares	20,061	19,374

Earnings per common share, basic and diluted	$.13	$.39
(a)	Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2021 (Continued)

NOTE 8 – EARNINGS PER COMMON SHARE (CONTINUED)

The following table identifies the number of shares of common stock underlying the RSUs that are included in the calculation, on a diluted basis, of the weighted average number of shares of common stock:

Three Months Ended March 31, 2021 (a):
	Total Number	Shares Included Based on
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares (b)(c)	Capital Metric	Return Metric	Total	Excluded (d)
July 1, 2018	73,750	25,306	—	25,306	48,444
July 1, 2019	75,026	23,970	—	23,970	51,056
August 3, 2020	75,026	37,513	37,513	75,026	—
Totals	223,802	86,789	37,513	124,302	99,500

Three Months Ended March 31, 2020 (e):
	Total Number	Shares Included Based on
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares (b)(c)	Capital Metric	Return Metric	Total	Excluded (d)
September 26, 2017 (f)	76,250	26,036	—	26,036	50,214
July 1, 2018	73,750	20,423	—	20,423	53,327
July 1, 2019	75,026	12,261	—	12,261	62,765
Totals	225,026	58,720	—	58,720	166,306
(a)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is March 31, 2021.
(b)	The RSUs awarded in 2018, 2019 and 2020 vest, subject to satisfaction of the applicable market and/or performance conditions, on June 30, 2021, 2022 and 2023, respectively (see Note 9).
(c)	During 2019, 2,500 shares of the 2018 award and 2,750 shares of the 2019 award were forfeited (see Note 9).
(d)	Excluded as the applicable conditions had not been met for these shares at the applicable measurement dates.
(e)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is March 31, 2020.
(f)	With respect to the RSUs awarded September 26, 2017, 24,343 shares vested and 51,907 shares were forfeited in 2020 (see Note 9).

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock Dividend

On March 12, 2021, the Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company’s common stock, totaling approximately $9,329,000. The quarterly dividend is payable on April 7, 2021 to stockholders of record on March 24, 2021.

Dividend Reinvestment Plan

On June 10, 2020, the Company temporarily suspended the dividend reinvestment feature of its Dividend Reinvestment Plan (the “DRP”). The DRP, among other things, provided stockholders with the opportunity to reinvest all, or a portion of, their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount of up to 5% from the market price (as such price is calculated pursuant to the DRP). The discount was determined in the Company’s sole discretion and had been offered at a 5% discount from market. Under the DRP, the Company issued 7,000 shares of common stock during the three months ended March 31, 2020.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2021 (Continued)

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED)

Stock Based Compensation

The Company’s 2019 Incentive Plan (“Plan”), approved by the Company’s stockholders in June 2019, permits the Company to grant, among other things, stock options, restricted stock, RSUs, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company’s common stock is authorized for issuance pursuant to this Plan. As of March 31, 2021, an aggregate of 450,952 shares subject to awards in the form of restricted stock (300,900 shares) and RSUs (150,052 shares) are outstanding under the Plan.

Under the Company’s 2016 equity incentive plan (the “Prior Plan”), as of March 31, 2021, (i) an aggregate of 495,900 shares in the form of restricted stock (422,150 shares) and RSUs (73,750 shares) are outstanding and have not yet vested, and (ii) with respect to 76,250 shares of common stock underlying RSUs that had been granted in 2017, 24,343 shares were deemed to have vested in 2020 and such shares were issued after the Compensation Committee determined that the metrics with respect to such shares had been satisfied. RSUs with respect to the 51,907 share balance were forfeited. No additional awards may be granted under the Prior Plan.

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

As of March 31, 2021, based on performance and market assumptions, the fair value of the RSUs granted in 2020, 2019 and 2018 is $962,000, $1,446,000 and $1,006,000, respectively. Recognition of such deferred compensation will be charged to General and administrative expense over the respective three year performance cycle. None of these RSUs were forfeited or vested during the three months ended March 31, 2021.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2021 (Continued)

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED)

The following is a summary of the activity of the equity incentive plans:

	Three Months Ended
	March 31,
	2021	2020
Restricted stock grants:
Number of shares	151,500	149,550
Average per share grant price	$20.34	$28.10
Deferred compensation to be recognized over vesting period	$3,082,000	$4,202,000

Number of non-vested shares:
Non-vested beginning of year	701,675	674,250
Grants	151,500	149,550
Vested during period	(129,925)	(122,125)
Forfeitures	(200)	—
Non-vested end of period	723,050	701,675

RSU grants:
Number of underlying shares	—	—
Average per share grant price	$—	$—
Deferred compensation to be recognized over vesting period	$—	$—

Number of non-vested shares:
Non-vested beginning of year	223,802	225,026
Grants	—	—
Vested during period	—	—
Forfeitures	—	—
Non-vested end of period	223,802	225,026

Restricted stock and RSU grants (based on grant price):
Weighted average per share value of non-vested shares	$24.68	$25.52
Value of stock vested during the period	$2,825,000	$3,004,000
Weighted average per share value of shares forfeited during the period	$23.62	$—

Total charge to operations:
Outstanding restricted stock grants	$897,000	$875,000
Outstanding RSUs	446,000	101,000
Total charge to operations	$1,343,000	$976,000

As of March 31, 2021, total compensation costs of $9,994,000 and $1,432,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average remaining vesting period is 2.8 years for the restricted stock and 1.3 years for the RSUs.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2021 (Continued)

NOTE 10 – FAIR VALUE MEASUREMENTS

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

At March 31, 2021, the $444,282,000 estimated fair value of the Company’s mortgages payable is greater than their $427,955,000 carrying value (before unamortized deferred financing costs) by approximately $16,327,000 assuming a blended market interest rate of 3.5% based on 6.9 year weighted average remaining term to maturity of the mortgages.

At December 31, 2020, the $461,965,000 estimated fair value of the Company’s mortgages payable is greater than their $433,549,000 carrying value (before unamortized deferred financing costs) by approximately $28,416,000, assuming a blended market interest rate of 3.0% based on the 7.1 year weighted average remaining term to maturity of the mortgages.

At March 31, 2021 and December 31, 2020, the carrying amount of the Company’s line of credit (before unamortized deferred financing costs) of $15,450,000 and $12,950,000, respectively, approximates its fair value.

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

Fair Value on a Recurring Basis

As of March 31, 2021, the Company had in effect 22 interest rate derivatives, all of which were interest rate swaps, related to 22 outstanding mortgage loans with an aggregate $81,862,000 notional amount maturing between 2021 and 2028 (weighted average remaining term to maturity of 3.7 years). The Company’s objective in using interest rate swaps is to add stability to interest expense. These interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.02% to 5.16% and a weighted average interest rate of 3.95% at March 31, 2021). The Company does not use derivatives for trading or speculative purposes.

The fair value of the Company’s derivative financial instruments, all of which were financial liabilities, was determined to be the following (amounts in thousands):

		Carrying and	Balance Sheet
Financial liabilities:	As of	Fair Value	Classification
Interest rate swaps	March 31, 2021	$3,511	Other liabilities
	December 31, 2020	5,012

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2021 (Continued)

NOTE 10 – FAIR VALUE MEASUREMENTS (CONTINUED)

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of March 31, 2021, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy. The Company does not currently own any financial instruments that are measured on a recurring basis and that are classified as Level 1 or 3.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended
	March 31,
	2021	2020
Amount of gain (loss) recognized on derivatives in other comprehensive loss	$1,093	$(4,928)
Amount of reclassification from Accumulated other comprehensive loss into Interest expense	(408)	(110)

No amounts were reclassified from Accumulated other comprehensive loss into interest expense as a result of forecasted transactions being no longer probable of occurring for the three months ended March 31, 2021 and 2020. No gain or loss was recognized with respect to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three months ended March 31, 2021 and 2020.

During the twelve months ending March 31, 2022, the Company estimates an additional $1,547,000 will be reclassified from Accumulated other comprehensive loss as an increase to Interest expense.

The derivative agreements in effect at March 31, 2021 provide that if the wholly-owned subsidiary of the Company which is a party to such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for such swap breakage losses.

As of March 31, 2021 and December 31, 2020, the fair value of the derivatives in a liability position, including accrued interest of $123,000 and $120,000, respectively, but excluding any adjustments for non-performance risk, was approximately $3,727,000 and $5,314,000, respectively. In the event the Company had breached the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $3,727,000 and $5,314,000 as of March 31, 2021 and December 31, 2020, respectively. This termination liability value, net of adjustments for non-performance risk of $93,000 and $182,000, is included in Accrued expenses and other liabilities on the consolidated balance sheet at March 31, 2021 and December 31, 2020, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2021 (Continued)

NOTE 11 – OTHER INCOME

Lease Assignment Fee Income

In March 2021, the Company received a one-time $100,000 fee from a tenant in connection with consenting to a lease assignment related to six of its properties; such amount is included in Other income on the consolidated statement of income for the three months ended March 31, 2021.

Insurance Recoveries on Hurricane Casualty

In 2020, a portion of a multi-tenanted building at the Company’s Lake Charles, Louisiana property was damaged due to Hurricane Laura and the Company recognized an impairment loss of $430,000 for the damaged portion of the building. The Company submitted a claim to its insurance carrier to cover, subject to a $250,000 deductible, the (i) estimated $2,100,000 cost to rebuild the damaged portion of the building and (ii) $129,000 of losses in rental income. In 2020, the Company recorded a receivable of $430,000 related to this claim as income on insurance recoveries, of which $150,000 was collected by December 31, 2020. Through March 31, 2021, the Company received an additional $300,000 advance from the insurance carrier, of which a $20,000 gain is included in Other income on the consolidated statement of income for the three months ended March 31, 2021.

Interest Income on Loan Receivable

In December 2020, in connection with a sale of two properties in Houston, Texas, the Company provided a $4,612,500 one-year loan representing 50% of the purchase price as seller-financing to the buyer which is included in other receivables on the consolidated balance sheets at March 31, 2021 and December 31, 2020. The Company received $46,000 of interest income on this loan during the three months ended March 31, 2021, which is recorded in Other income on the consolidated statement of income. The Company has evaluated the credit loss using the loss-rate method and determined the expected credit loss on this loan is immaterial for the three months ended March 31, 2021. On April 26, 2021, the loan was repaid.

NOTE 12 – SALE OF PROPERTY

In 2020, the Company sold a retail property located in Onalaska, Wisconsin for approximately $7,093,000, net of closing costs. The sale resulted in a gain of $4,252,000 which was recorded as Gain on sale of real estate, net, in the consolidated statement of income for the three months ended March 31, 2020. In connection with the sale, the Company paid off the $3,332,000 mortgage and incurred a $290,000 debt prepayment cost which was recorded as Prepayment costs on debt in the consolidated statement of income for the three months ended March 31, 2020.

NOTE 13 – NEW ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. Through the three months ended March 31, 2021, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company may apply other elections, as applicable, as additional changes in the market occur. The Company continues to evaluate the new guidance to determine the extent to which it may impact the Company’s consolidated financial statements.

NOTE 14 – SUBSEQUENT EVENTS

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

Currently, the most significant risk and uncertainty we face is the adverse effect of the COVID-19 pandemic, the various governmental and non-governmental responses thereto, and the related economic consequences of the foregoing on (i) our and our tenants’ financial condition, results of operations, cash flows and performance, and (ii) the real estate market, global economy and financial markets.  The extent to which COVID-19 impacts us, our tenants and the economy generally will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.  Moreover, you should interpret many of the risks, uncertainties and challenges identified in this report, as well as the risks, uncertainties and challenges set forth in the other reports we file with the Securities and Exchange Commission (the “SEC”), as being heightened as a result of the numerous adverse impacts of the COVID-19 pandemic, which risks, uncertainties and challenges are magnified due to the ongoing nature of the pandemic.  Additional uncertainties, risks and factors which may cause actual results to differ materially from current expectations include, but are not limited to:

●	the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies;
●	the ability or willingness of mortgage lenders to make accommodations with respect to our debt service obligations at properties for which we provide rent relief to our tenants or which are otherwise challenged;
●	adverse changes and disruption in the retail sector, which could impact our tenants’ ability to pay rent and expense reimbursement;
●	loss or bankruptcy of one or more of our tenants, and bankruptcy laws that may limit our remedies if a tenant becomes bankrupt and rejects its lease;
●	our ability to renew or re-lease space as leases expire;
●	our ability to pay dividends;
●	changes in governmental laws and regulations relating to real estate and related investments;
●	limitations on our ability to exercise legal remedies due to court closures and/or moratoriums on the exercise of certain types of remedies or activities;
●	the level and volatility of interest rates;
●	general economic and business conditions, including those currently affecting our nation’s economy and real estate markets;
●	general and local real estate conditions, including any changes in the value of our real estate;
●	compliance with credit facility and mortgage debt covenants;
●	the availability of, and costs associated with, sources of capital and liquidity;

●	competition in our industry; and
●	the other risks, uncertainties and factors described in the reports and documents we file with the SEC including the risks, uncertainties and factors described under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020, and in the Quarterly Reports on Form 10-Q and the other reports we file thereafter with the SEC.

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

Challenges and Uncertainties Facing Our Properties

As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”), and in particular the sections thereof entitled “Risk Factors”, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Challenges and Uncertainties Resulting from the COVID-19 Pandemic” and “Management's Discussion and Analysis of Financial Condition and Results of Operations - Challenges and Uncertainties Facing our Beachwood, Ohio Property”, several of our properties face challenges due to the pandemic or other factors. There have been no material changes to the status of the properties as described in our Annual Report other than:

●	Regal Cinemas has announced that the three theaters we own (including a theater owned by an unconsolidated joint venture) will reopen by mid-May 2021; Regal has paid all payments required to be made by it pursuant to the lease amendments entered into in February 2021 (see Note 3 to our consolidated financial statements); and
●	The owner/operator of The Vue, a multi-family residential complex in Beachwood, Ohio, has not made rental payments for the past several months and we do not anticipate it will make any rent payments for several more months, if not longer. During the quarter ended March 31, 2021, and from April 1 through May 3, 2021, we provided The Vue with funding, all of which has been or will be capitalized, of $378,000 and $552,000, respectively, for operating expense shortfalls, and $52,000 and $59,000 for capital expenditures, respectively.

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

We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial, retail (including furniture stores and supermarkets), restaurant, health and fitness and theater properties, many of which are subject to long-term net leases. As of March 31, 2021, we own 123 properties (including four properties owned by consolidated joint ventures and three properties owned by unconsolidated joint ventures) located in 31 states. Based on square footage, our occupancy rate at March 31, 2021 is approximately 97.5%.

In addition to the challenges and uncertainties presented by the pandemic, we, among other things, face additional challenges and uncertainties, which are heightened by the pandemic, including the possibility we will not be able to: acquire or dispose of properties on acceptable terms, lease our properties on terms favorable to us or at all, collect amounts owed to us by our tenants, renew or re-let, on acceptable terms, leases that are expiring or otherwise terminating.

We seek to manage the risk of our real property portfolio and the related financing arrangements by (i) diversifying among industries, locations, tenants, scheduled lease expirations, mortgage maturities and lenders, and (ii) minimizing our exposure to interest rate fluctuations. Substantially all of our mortgage debt either bears interest at fixed rates or is subject to interest rate swaps, limiting our exposure to fluctuating interest rates on our outstanding mortgage debt.

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

In acquiring or disposing of properties, we evaluate the terms of the leases and the credit of the existing tenants with a fundamental analysis of the real estate to be bought or sold, which analysis takes into account, among other things, the estimated value of the property, local demographics and the ability to re-rent or dispose of the property on favorable terms upon lease expiration or early termination. In addition, in evaluating property sales, we take into account, among other things, the property type (i.e., industrial, retail or other), our perception of the property’s long-term prospects (including the likelihood for, and the extent of, any further appreciation or depreciation in value), the term remaining on any related mortgage debt, the price and other terms and conditions for the sale of such property and the returns anticipated to be generated from the reinvestment of the net proceeds to us from such property sale.

Over the past several years, we have been addressing the challenges presented by the growth of e-commerce and our exposure to the retail industry by focusing on acquiring industrial properties (including warehouse and distribution facilities) and properties that we believe capitalize on e-commerce activities, and disposing of retail properties which we did not believe to be advantageous to hold for the long-term. Approximately 54.8% of our contractual base rent (as described below) is derived from industrial properties and 31.8%, 4.9%, 4.6%, 2.4%, and 1.5% from retail, restaurant, health and fitness, other and theater properties, respectively. We face significant competition in seeking to acquire industrial properties. The returns and cash flow we generate from industrial properties, and in particular, the returns and cash flow generated by the reinvestment in industrial properties of the net proceeds from the sale of retail properties may not be as favorable to us as the returns and cash flow currently generated by our retail properties. Decreases in cash flows or returns on investments resulting from the ownership of industrial properties as compared to retail properties may make it difficult for us to sustain our current level of dividend payments.

Our 2021 contractual base rent is approximately $69.9 million and represents, after giving effect to any abatements, concessions, deferrals or adjustments in effect as of March 31, 2021, the base rent payable to us during the year ending December 31, 2021 under leases in effect at March 31, 2021, excluding an aggregate of $5.8 million comprised of: (i) $2.7 million of COVID-19 rent deferral repayments due in 2021 which were accrued to rental income in 2020, of which $1.2 million was paid by April 30, 2021, (ii) $1.6 million representing our share of the base rent payable in 2021 to our unconsolidated joint ventures, (iii) $1.2 million of estimated variable lease payments from The Vue, a multi-family complex which ground leases the underlying land from us and which we do not anticipate will be paying rent for several months, if not longer, (iv) approximately $755,000 of amortization of intangibles and (v) the reversal of approximately $443,000 of straight-line rent.

The following table sets forth scheduled expirations of leases for our properties as of March 31, 2021 for the periods indicated below:

	Number	Approximate		Contractual
Lease Expiration (1)	of	Square	Contractual	Base Rent
Year Ending	Expiring	Footage Subject to	Base Rent Under	Represented by
December 31,	Leases	Expiring Leases (2)	Expiring Leases	Expiring Leases
2021	7	244,951	$1,038,780	1.5%
2022	26	2,204,757	15,178,783	21.7
2023	24	1,257,165	8,638,546	12.4
2024	20	743,326	4,963,327	7.1
2025	13	439,652	4,582,869	6.6
2026	13	738,276	6,034,807	8.6
2027	9	1,106,041	6,464,456	9.2
2028	9	557,653	2,791,102	4.0
2029	6	908,121	4,594,092	6.6
2030	6	191,843	3,695,577	5.3
2031 and thereafter	23	1,800,207	11,871,724	17.0
	156	10,191,992	$69,854,063	100.0%
(1)	Lease expirations assume tenants do not exercise existing renewal or termination options.
(2)	Excludes an aggregate of 112,080 square feet of vacant space.

Results of Operations

Total revenues

The following table compares Total revenues for the periods indicated:

	Three Months Ended
	March 31,		Increase
(Dollars in thousands)	2021	2020	(Decrease)	% Change
Rental income, net	$20,684	$21,239	$(555)	(2.6)
Lease termination fees	132	—	132	n/a
Total revenues	$20,816	$21,239	$(423)	(2.0)

The following table details the components of rental income, net, for the periods indicated:

	Three Months Ended
	March 31,		Increase
(Dollars in thousands)	2021	2020	(Decrease)	% Change
Acquisitions (1)	$530	$204	$326	159.8
Dispositions (2)	—	578	(578)	(100.0)
Same store (3)	20,154	20,457	(303)	(1.5)
Rental income, net	$20,684	$21,239	$(555)	(2.6)
(1)	Represents rental income from two properties acquired since January 1, 2020; no properties were acquired during the three months ended March 31, 2021.
(2)	Represents rental income from four properties sold since January 1, 2020.
(3)	Represents rental income from properties that were owned for the entirety of the periods presented.

Changes due to acquisitions and dispositions

The three months ended March 31, 2021 reflect a decrease of $578,000 from the three months ended March 31, 2020, due primarily to the inclusion, in the 2020 period, of rental income from four properties sold during 2020. Offsetting this decrease is an increase of $204,000 generated by two properties acquired in 2020.

Changes at same store properties

The decrease in same store rental income during the three months ended March 31, 2021 is due primarily to a decrease of (i) $243,000 in variable rent at The Vue and (ii) $198,000 from our two Regal Cinemas’ properties, for which we are recording income on a cash basis and for which 90% of the rent for the quarter ended March 31, 2021 is being deferred until January 2022. Rental income from several other properties resulted in additional decreases and increases, none of which were individually significant.

This decrease was offset during the three months ended March 31, 2021 by a net increase of $225,000 of tenant reimbursements which relate to real estate taxes (i.e. $160,000) and operating expenses (i.e. $65,000) generally incurred in the same period.

Lease termination fees.

In connection with the exercise of early lease termination options of two tenants, we received aggregate fees of $438,000 fee (i.e., $88,000 in 2020 and $350,000 in 2021), of which $132,000 was recognized in the three months ended March 31, 2021, and the balance will be recognized from April through December 2021.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended
	March 31,		Increase
(Dollars in thousands)	2021	2020	(Decrease)	% Change
Operating expenses:
Depreciation and amortization	$5,757	$5,674	$83	1.5
General and administrative	3,642	3,334	308	9.2
Real estate expenses	3,686	3,342	344	10.3
State taxes	75	82	(7)	(8.5)
Total operating expenses	$13,160	$12,432	$728	5.9

Depreciation and amortization. The increase is due primarily to (i) the inclusion of $144,000 of such expense from the properties acquired in 2020 and (ii) accelerated amortization of tenant origination costs of $94,000 in connection with the tenant’s exercise of an early lease termination option. This increase was offset by the inclusion, in the corresponding period in 2020, of $95,000 of such expense from the properties sold since January 1, 2020.

General and administrative. The increase is due primarily to a $345,000 increase in non-cash compensation expense related to RSUs (due to updated and more favorable projections of the achievability of performance metrics), offset by a $86,000 decrease in professional fees.

Real estate expenses. The increase is due primarily to increases of (i) $185,000 of snow removal expense and (ii) $135,000 of real estate tax expense.

Gain on sale of real estate, net.

The $4.3 million gain in the 2020 period was realized from the sale of our Onalaska, Wisconsin property. There were no sales during the three months ended March 31, 2021.

Other Income and Expenses

The following table compares our other income and expenses for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
(Dollars in thousands)	2021	2020	(Decrease)	Change
Other income and expenses:
Equity in (loss) earnings of unconsolidated joint ventures	$(22)	$64	$(86)	(134.4)
Equity in earnings from sale of unconsolidated joint venture property	—	121	(121)	(100.0)
Prepayment costs on debt	—	(290)	(290)	(100.0)
Other income	170	4	166	4,150.0
Interest:
Expense	(4,634)	(4,884)	(250)	(5.1)
Amortization and write‑off of deferred financing costs	(213)	(243)	(30)	(12.3)

Equity in (loss) earnings of unconsolidated joint ventures. The 2021 period reflects a $91,000 decrease due primarily to the impact of the pandemic on a multi-tenant retail property in Manahawkin, New Jersey (the “Manahawkin Property”).

Equity in earnings from sale of unconsolidated joint venture property. The 2020 period includes a $121,000 gain from the sale of the Savannah, Georgia property. There was no corresponding gain during the 2021 period.

Prepayment costs on debt. The 2020 period includes costs incurred in connection with the sale of the Onalaska, Wisconsin property.

Other income. The 2021 period includes a $100,000 fee obtained in connection with an assignment of a lease.

Interest expense. The following table details the components of interest expense for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
(Dollars in thousands)	2021	2020	(Decrease)	Change
Interest expense:
Credit line interest	$121	$240	$(119)	(49.6)
Mortgage interest	4,513	4,644	(131)	(2.8)
Total	$4,634	$4,884	$(250)	(5.1)

Credit line interest

The following table reflects the average interest rate on the average principal amount of outstanding credit line debt for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
(Dollars in thousands)	2021	2020	(Decrease)	Change
Average interest rate on credit line debt	1.88%	3.20%	(1.32)%	(41.3)
Average principal amount of credit line debt	$15,339	$24,137	$(8,798)	(36.5)

The decrease in credit line interest is due to a (i) 132 basis point decrease (i.e., from 3.20% to 1.88%) in the weighted average interest rate due to a decrease in the one month LIBOR rate and (ii) decrease of $8.8 million (i.e., from $24.1 million to $15.3 million) in the weighted average balance outstanding under our line of credit.

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
(Dollars in thousands)	2021	2020	(Decrease)	Change
Average interest rate on mortgage debt	4.19%	4.19%	—%	—
Average principal amount of mortgage debt	$430,768	$443,055	$(12,287)	(2.8)

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuances of our equity securities and property sales. Our available liquidity at May 3, 2021, was $81.5 million, including $6.8 million of cash and cash equivalents (including the credit facility’s required $3.0 million average deposit maintenance balance) and $74.7 million available under our credit facility. At May 3, 2021, the facility is available for the acquisition of commercial real estate, repayment of mortgage debt, and $10.0 million for renovation expenses and $19.0 million for operating expenses.

Liquidity and Financing

We expect to meet our (i) operating cash requirements (including debt service and current level dividend payments) principally from cash flow from operations, our available cash and cash equivalents, proceeds from and, to the extent permitted and needed, our credit facility and (ii) investing and financing cash requirements (including an estimated $3.3 million of capital expenditures and transaction fees that may be required over the next two years in connection with anticipated lease extensions) from the foregoing, as well as property financings, property sales and sale of our common stock. We and our joint venture partner are also re-developing the Manahawkin Property and are targeting a 2022 completion - we estimate that our share of the capital expenditures required in connection with such re-development will range from $12.0 million to $15.0 million. We are evaluating various sources of funding for such expenditures including borrowings from our credit facility.

At March 31, 2021, excluding the mortgage debt of our unconsolidated joint venture, we had 73 outstanding mortgages payable secured by 90 properties in the aggregate principal amount of $428.0 million (before netting unamortized deferred financing costs of $3.7 million). These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $705.1 million, before accumulated depreciation of $119.8 million. After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.02% to 5.87% (a 4.19% weighted average interest rate) and mature between 2021 and 2042 (a 6.9 year weighted average remaining term to maturity).

The following table sets forth, as of March 31, 2021, information with respect to our mortgage debt that is payable during the nine months ending December 31, 2021 and for each of the subsequent twelve months through December 31, 2024 (excluding the mortgage debt of our unconsolidated joint venture):

(Dollars in thousands)	2021	2022	2023	2024	Total
Amortization payments	$10,512	$14,542	$13,569	$12,380	$51,003
Principal due at maturity	6,469	31,584	16,709	50,636	105,398
Total	$16,981	$46,126	$30,278	$63,016	$156,401

At March 31, 2021, an unconsolidated joint venture had a first mortgage on its property with an outstanding balance of $22.7 million, bearing an interest rate of 4.0% and maturing in 2025.

We intend to make debt amortization payments from operating cash flow and, though no assurance can be given that we will be successful in this regard, generally intend to refinance, extend or payoff the mortgage loans which mature in 2021 through 2024. We intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash, proceeds from the sale of our common stock and our credit facility (to the extent available).

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

Credit Facility

Our credit facility provides that subject to borrowing base requirements, we can borrow up to $100.0 million for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $30.0 million and 30% of the borrowing base subject to a cap of (i) $10.0 million for renovation expenses and (ii) $20.0 million for operating expense purposes. On July 1, 2022, the amounts we can borrow for renovation expenses and operating expenses will change to $20.0 million and $10.0 million, respectively. To the extent that as of June 30, 2022 more than $10.0 million is outstanding for operating expense purposes, such excess must be repaid immediately. The facility matures December 31, 2022 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. The applicable margin was 200 basis points for the three months ended March 31, 2021 and 2020. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. The interest rate on the facility was 1.86% at March 31, 2021 and May 2, 2021, respectively.

The terms of our credit facility include certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to total value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At March 31, 2021, we were in compliance with the covenants under this facility.

Off-Balance Sheet Arrangement

We are not a party to any off-balance sheet arrangements other than with respect to a land parcel owned by us and located in Beachwood, Ohio. This parcel is improved by a multi-family complex and we ground leased the parcel to the owner/operator of such complex. This ground lease did not generate any rental income during the three months ended March 31, 2021. At March 31, 2021, the carrying value of the land on our balance sheet was $14.6 million; our leasehold position is subordinate to $66.9 million of mortgage debt incurred by our tenant, the owner/operator of the multi-family complex. In addition, we have agreed to fund certain capital expenditures and operating cash flow shortfalls at this property. We do not believe that this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions, except to the extent we determine to continue to fund the capital expenditures required by, and the operating cash flow shortfalls at this property. See Note 4 to our consolidated financial statements for additional information regarding this arrangement.

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

We compute adjusted funds from operations, or AFFO, by adjusting from FFO for our straight-line rent accruals and amortization of lease intangibles, deducting lease termination and certain other non-recurring fees and adding back amortization of restricted stock and restricted stock unit compensation expense, amortization of costs in connection with our financing activities (including our share of our unconsolidated joint ventures), income on insurance recoveries from casualties and debt prepayment costs. Since the NAREIT White Paper does not provide guidelines for computing AFFO, the computation of AFFO may vary from one REIT to another.

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

The table below provides a reconciliation of net income and net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
GAAP net income attributable to One Liberty Properties, Inc.	$2,962	$7,826
Add: depreciation and amortization of properties	5,655	5,573
Add: our share of depreciation and amortization of unconsolidated joint ventures	134	139
Add: amortization of deferred leasing costs	102	101
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	7	4
Deduct: gain on sale of real estate, net	—	(4,252)
Deduct: equity in earnings from sale of unconsolidated joint venture property	—	(121)
Adjustments for non-controlling interests	(21)	(21)
NAREIT funds from operations applicable to common stock	8,839	9,249
Deduct: straight-line rent accruals and amortization of lease intangibles	(137)	(570)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(1)	(13)
Deduct: lease termination fee income	(132)	—
Deduct: lease assignment fee income	(100)	—
Add: amortization of restricted stock compensation	1,343	976
Add: prepayment costs on debt	—	290
Deduct: income on insurance recoveries from casualty loss	(20)	—
Add: amortization and write-off of deferred financing costs	213	243
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	4	4
Adjustments for non-controlling interests	—	1
Adjusted funds from operations applicable to common stock	$10,009	$10,180

	Three Months Ended
	March 31,
	2021	2020
GAAP net income per common share attributable to One Liberty Properties, Inc.	$.13	$.39
Add: depreciation and amortization of properties	.28	.27
Add: our share of depreciation and amortization of unconsolidated joint ventures	.01	.01
Add: amortization of deferred leasing costs	—	.01
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—
Deduct: gain on sale of real estate, net	—	(.21)
Deduct: equity in earnings from sale of unconsolidated joint venture property	—	(.01)
Adjustments for non-controlling interests	—	—
NAREIT funds from operations per share of common stock	.42	.46
Deduct: straight-line rent accruals and amortization of lease intangibles	(.01)	(.02)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—
Deduct: lease termination fee income	(.01)	—
Deduct: lease assignment fee income	—	—
Add: amortization of restricted stock compensation	.07	.05
Add: prepayment costs on debt	—	.01
Deduct: income on insurance recoveries from casualty loss	—	—
Add: amortization and write-off of deferred financing costs	.01	.01
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	—	—
Adjustments for non-controlling interests	—	—
Adjusted funds from operations per share of common stock	$.48	$.51

The $410,000, or 4.4%, decrease in FFO is due primarily to:

●a $555,000 decrease in rental income,
●a $337,000 increase in real estate operating expense, and
●a $308,000 net increase in general and administrative expense.

Offsetting the decrease is:

●a $290,000 decrease in prepayment costs on debt,
●a $250,000 decrease in interest expense,
●a $166,000 increase in other income, and
●a $132,000 increase in lease termination fee income.

See “—Results of Operations” for further information about these changes.

The $171,000, or 1.7%, decrease in AFFO is due primarily to:

●a $433,000 decrease in rental income related to straight-line rent accruals and amortization of lease intangibles,
●a $367,000 increase in general and administrative expense related to amortization of restricted stock compensation,
●the $290,000 decrease in prepayment costs on debt,
●the $120,000 increase in other income primarily from a lease assignment fee, and
●the $132,000 increase in lease termination fee income.

See “—Results of Operations” for further information about these changes.

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

We use interest rate swaps to limit interest rate risk on variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes. At March 31, 2021, our aggregate liability in the event of the early termination of our swaps was $3.7 million.

At March 31, 2021, we had 22 interest rate swap agreements outstanding. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of March 31, 2021, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $2.7 million and the net unrealized loss on derivative instruments would have decreased by $2.7 million. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $2.8 million and the net unrealized loss on derivative instruments would have increased by $2.8 million. These changes would not have any impact on our net income or cash.

Our variable mortgage debt, after giving effect to the interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes. Based on the outstanding balance under this facility of $15.5 million at March 31, 2021, a 100 basis point increase of the interest rate would increase our related interest costs over the next twelve months by approximately $155,000 and a 100 basis point decrease of the interest rate would decrease our related interest costs over the next twelve months by approximately $16,000.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 6.  Exhibits

Exhibit No.	Title of Exhibit
3.2	Amended and Restated By-Laws of One Liberty Properties, Inc.
10.1*

First Amendment to Compensation and Services Agreement effective as of April 1, 2012 between One Liberty Properties, Inc. and Majestic Property Management Corp. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.2*	Form of Restricted Stock Award Agreement for the 2012 Incentive Plan (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2013).
10.3*

Form of Restricted Stock Award Agreement for awards granted in 2017 pursuant to the 2016 Incentive Plan (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2016).

10.4*

Form of Performance Award Agreement for grants in 2017 pursuant to the 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.5*

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
101

The following financial statements and notes from the One Liberty Properties, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed on May 6, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).
_______________________
* Indicates a management contract or compensatory plan or arrangement. The file number for all the exhibits incorporated by reference is 001-09279.

ONE LIBERTY PROPERTIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: May 6, 2021	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: May 6, 2021	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)