Form 10-Q
period 2021-06-30
ONE LIBERTY PROPERTIES INC
filed 2021-08-05
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, the registrant had 20,836,229 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	June 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
Real estate investments, at cost
Land	$178,525	$190,391
Buildings and improvements	645,220	648,667
Total real estate investments, at cost	823,745	839,058
Less accumulated depreciation	153,114	147,136
Real estate investments, net	670,631	691,922

Property held-for-sale	6,446	—
Investment in unconsolidated joint ventures	10,600	10,702
Cash and cash equivalents	15,981	12,705
Unbilled rent receivable	14,252	15,438
Unamortized intangible lease assets, net	22,048	24,703
Escrow, deposits and other assets and receivables	13,352	20,667
Total assets(1)	$753,310	$776,137
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of $3,523 and $3,845 of deferred financing costs, respectively	$408,580	$429,704
Line of credit, net of $0 and $425 of deferred financing costs, respectively	—	12,525
Dividends payable	9,330	9,261
Accrued expenses and other liabilities	20,014	21,498
Unamortized intangible lease liabilities, net	10,425	11,189
Total liabilities(1)	448,349	484,177

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 50,000 shares authorized; 20,024 and 19,878 shares issued and outstanding	20,024	19,878
Paid-in capital	316,312	313,430
Accumulated other comprehensive loss	(2,664)	(5,002)
Distributions in excess of net income	(29,907)	(37,539)
Total One Liberty Properties, Inc. stockholders’ equity	303,765	290,767
Non-controlling interests in consolidated joint ventures(1)	1,196	1,193
Total equity	304,961	291,960
Total liabilities and equity	$753,310	$776,137
(1)	The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 6. The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $10,365 and $12,158 of land, $18,600 and $23,372 of building and improvements, net of $4,594 and $5,232 of accumulated depreciation, $6,446 and $0 of property held-for-sale, $3,451 and $3,679 of other assets included in other line items, $23,097 and $23,530 of real estate debt, net, $1,358 and $1,278 of other liabilities included in other line items and $1,196 and $1,193 of non-controlling interests as of June 30, 2021 and December 31, 2020, respectively.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Rental income, net	$20,305	$20,861	$40,989	$42,100
Lease termination fees	117	—	249	—
Total revenues	20,422	20,861	41,238	42,100

Operating expenses:
Depreciation and amortization	5,702	5,804	11,459	11,478
General and administrative (see Note 9 for related party information)	3,769	3,454	7,411	6,788
Real estate expenses (see Note 9 for related party information)	3,387	3,305	7,073	6,647
State taxes	91	70	166	152
Total operating expenses	12,949	12,633	26,109	25,065

Other operating income
Gain on sale of real estate, net	21,491	—	21,491	4,252
Operating income	28,964	8,228	36,620	21,287

Other income and expenses:
Equity in earnings (loss) of unconsolidated joint ventures	20	(10)	(2)	54
Equity in earnings from sale of unconsolidated joint venture property	—	—	—	121
Prepayment costs on debt	(799)	(775)	(799)	(1,065)
Other income (see Note 13)	17	5	187	9
Interest:
Expense	(4,574)	(4,947)	(9,208)	(9,831)
Amortization and write-off of deferred financing costs	(296)	(216)	(509)	(459)

Net income	23,332	2,285	26,289	10,116
Net (income) loss attributable to non-controlling interests	(3)	(1)	2	(6)
Net income attributable to One Liberty Properties, Inc.	$23,329	$2,284	$26,291	$10,110

Weighted average number of common shares outstanding:
Basic	20,013	19,445	20,008	19,403
Diluted	20,187	19,505	20,175	19,433

Per common share attributable to common stockholders:
Basic	$1.13	$.10	$1.27	$.49
Diluted	$1.12	$.10	$1.26	$.49

Cash distributions per share of common stock	$.45	$.225	$.90	$.675
Stock distributions per share of common stock	$—	$.225	$—	$.225

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$23,332	$2,285	$26,289	$10,116

Other comprehensive income
Net unrealized gain (loss) on derivative instruments	841	429	2,342	(4,389)
Comprehensive income	24,173	2,714	28,631	5,727

Net (income) loss attributable to non-controlling interests	(3)	(1)	2	(6)
Adjustment for derivative instruments attributable to non-controlling interests	(1)	(1)	(4)	8

Comprehensive income attributable to One Liberty Properties, Inc.	$24,169	$2,712	$28,629	$5,729

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

					Non-Controlling
			Accumulated	Accumulated	Interests in
			Other	Distributions	Consolidated
	Common	Paid-in	Comprehensive	in Excess of	Joint
	Stock	Capital	Income (Loss)	Net Income	Ventures	Total
Balances, December 31, 2019	$19,251	$301,517	$(1,623)	$(28,382)	$1,221	$291,984
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,036)	—	(9,036)
Restricted stock vesting	122	(122)	—	—	—	—
Shares issued through dividend reinvestment plan	7	159	—	—	—	166
Distributions to non-controlling interests	—	—	—	—	(8)	(8)
Compensation expense – restricted stock	—	976	—	—	—	976
Net income	—	—	—	7,826	5	7,831
Other comprehensive loss	—	—	(4,809)	—	(9)	(4,818)
Balances, March 31, 2020	19,380	302,530	(6,432)	(29,592)	1,209	287,095
Distributions – common stock
Cash – $.225 per share	—	—	—	(4,535)	—	(4,535)
Stock – $.225 per share	—	—	—	(4,534)	—	(4,534)
Shares issued through dividend reinvestment plan	70	790	—	—	—	860
Distributions to non-controlling interests	—	—	—	—	(5)	(5)
Compensation expense – restricted stock	—	1,329	—	—	—	1,329
Net income	—	—	—	2,284	1	2,285
Other comprehensive income	—	—	428	—	1	429
Balances, June 30, 2020	$19,450	$304,649	$(6,004)	$(36,377)	$1,206	$282,924

Balances, December 31, 2020	$19,878	$313,430	$(5,002)	$(37,539)	$1,193	$291,960
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,329)	—	(9,329)
Restricted stock vesting	130	(130)	—	—	—	—
Contribution from non-controlling interest	—	—	—	—	20	20
Distributions to non-controlling interests	—	—	—	—	(13)	(13)
Compensation expense – restricted stock	—	1,343	—	—	—	1,343
Net income (loss)	—	—	—	2,962	(5)	2,957
Other comprehensive income	—	—	1,498	—	3	1,501
Balances, March 31, 2021	20,008	314,643	(3,504)	(43,906)	1,198	288,439
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,330)	—	(9,330)
Restricted stock vesting	16	(16)	—	—	—	—
Contribution from non-controlling interest	—	—	—	—	5	5
Distributions to non-controlling interests	—	—	—	—	(11)	(11)
Compensation expense – restricted stock	—	1,685	—	—	—	1,685
Net income	—	—	—	23,329	3	23,332
Other comprehensive income	—	—	840	—	1	841
Balances, June 30, 2021	$20,024	$316,312	$(2,664)	$(29,907)	$1,196	$304,961

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income	$26,289	$10,116
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(21,491)	(4,252)
Loss on derivative instrument reclassified into Prepayment costs on debt	—	775
Decrease (increase) in unbilled rent receivable	121	(1,168)
Amortization and write-off of intangibles relating to leases, net	(440)	(373)
Amortization of restricted stock expense	3,028	2,305
Equity in loss (earnings) of unconsolidated joint ventures	2	(54)
Equity in earnings from sale of unconsolidated joint venture property	—	(121)
Distributions of earnings from unconsolidated joint ventures	100	116
Depreciation and amortization	11,459	11,478
Amortization and write-off of deferred financing costs	509	459
Payment of leasing commissions	(555)	(38)
Decrease (increase) in escrow, deposits, other assets and receivables	7,380	(2,087)
Increase in accrued expenses and other liabilities	719	963
Net cash provided by operating activities	27,121	18,119

Cash flows from investing activities:
Purchase of real estate	(7,061)	(28,504)
Improvements to real estate	(2,521)	(265)
Investments in ground leased property	(1,132)	—
Net proceeds from sale of real estate	39,491	7,093
Insurance recovery proceeds due to casualty loss	300	—
Distributions of capital from unconsolidated joint venture	—	271
Net cash provided by (used in) investing activities	29,077	(21,405)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(7,114)	(6,454)
Repayment of mortgages payable	(18,832)	(3,332)
Proceeds from mortgage financings	4,500	18,200
Proceeds from bank line of credit	9,500	41,500
Repayment on bank line of credit	(22,450)	(22,100)
Issuance of shares through dividend reinvestment plan	—	1,026
Payment of financing costs	(86)	(173)
Capital contributions from non-controlling interest	25	—
Distributions to non-controlling interests	(24)	(13)
Cash distributions to common stockholders	(18,590)	(18,003)
Net cash (used in) provided by financing activities	(53,071)	10,651

Net increase in cash, cash equivalents and restricted cash	3,127	7,365
Cash, cash equivalents and restricted cash at beginning of year	13,564	11,968
Cash, cash equivalents and restricted cash at end of period	$16,691	$19,333

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$10,068	$9,653

Supplemental disclosure of non-cash investing activity:
Purchase accounting allocation - intangible lease assets	$1,057	$3,905
Purchase accounting allocation - intangible lease liabilities	—	(568)

(Continued on next page)

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (amounts in thousands):

	June 30,
	2021	2020
Cash and cash equivalents	$15,981	$18,571
Restricted cash included in escrow, deposits and other assets and receivables	710	762
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$16,691	$19,333

Restricted cash included in escrow, deposits and other assets and receivables represents amounts related to real estate tax and other reserve escrows required to be held by lenders in accordance with the Company’s mortgage agreements. The restriction on these escrow reserves will lapse when the related mortgage is repaid.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2021

NOTE 1 – ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial, retail, restaurant, health and fitness, and theater properties, many of which are subject to long-term net leases. As of June 30, 2021, OLP owns 122 properties, including four properties owned by consolidated joint ventures and three properties owned by unconsolidated joint ventures. The 122 properties are located in 30 states.

NOTE 2 – SUMMARY ACCOUNTING POLICIES

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

JUNE 30, 2021 (Continued)

NOTE 2 – SUMMARY ACCOUNTING POLICIES (CONTINUED)

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

JUNE 30, 2021 (Continued)

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

The components of lease revenues are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Fixed lease revenues	$17,435	$17,914	$34,900	$35,981
Variable lease revenues	2,662	2,763	5,649	5,746
Lease revenues (a)	$20,097	$20,677	$40,549	$41,727
(a)	Excludes amortization related to lease intangible assets and liabilities of $208 and $440 for the three and six months ended June 30, 2021, respectively, and $184 and $373 for the three and six months ended June 30, 2020, respectively.

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

During the year ended December 31, 2020, in response to requests for rent relief from tenants impacted by the COVID-19 pandemic and the governmental and non-governmental responses thereto, the Company deferred and accrued $3,360,000 of rent payments. For 2020, the three and six months ended June 30, 2021 and for July 2021, the Company collected $497,000, $886,000, $1,729,000 and $174,000, respectively, of such deferred rents. The $960,000 balance of deferred rents is deemed collectible and is expected to be collected during the remainder of 2021 through 2023.

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due by reviewing the tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. In February 2021, the Company executed lease amendments with Regal Cinemas, a tenant at two properties, which was adversely affected by the pandemic. In connection with the lease amendments, the Company agreed to defer an aggregate of $1,449,000 of rent otherwise payable from September 2020 through August 2021, the tenant agreed to pay an aggregate of $441,000 of rent during that same period and the parties extended the lease for one of these properties for two years. Through July 31, 2021, the tenant is current on all lease obligations in accordance with these lease amendments. The Company did not accrue the deferred rents due from September 2020 through June 2021 as collections were deemed less than probable. The Company has assessed the collectability of all recorded lease payments as probable as of June 30, 2021.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2021 (Continued)

NOTE 3 – LEASES (CONTINUED)

Minimum Future Rents

As of June 30, 2021, the minimum future contractual rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual rents do not include (i) straight-line rent or amortization of intangibles, (ii) COVID-19 lease deferral repayments accrued to rental income in 2020 and (iii) variable lease payments as described above.

From July 1 – December 31, 2021	$34,334
For the year ended December 31,
2022	64,557
2023	58,286
2024	49,790
2025	45,615
2026	41,684
Thereafter	143,347
Total	$437,613

Lease Termination Fees

In January 2021, the Company received $350,000 as a lease termination fee from a retail tenant in connection with the exercise of a lease termination option. The Company is amortizing this to revenues over the revised lease term expiring January 15, 2022.

In December 2020, the Company received $88,000 as a lease termination fee from an industrial tenant in connection with the exercise of a lease termination option. The Company amortized this to revenues over the revised lease term which expired May 31, 2021.

Lessee Accounting

Ground Lease

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The ground lease expires March 3, 2025 and provides for up to four, 5-year renewal options and one seven-month renewal option. As of June 30, 2021, the remaining lease term, including renewal options deemed exercised, is 13.7 years. The Company recognized lease expense related to this ground lease of $150,000 and $300,000 for the three and six months ended June 30, 2021, respectively, and $131,000 and $262,000 for the three and six months ended June 30, 2020, respectively, which is included in Real estate expenses on the consolidated statements of income.

Office Lease

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a 5-year renewal option. As of June 30, 2021, the remaining lease term, including the renewal option deemed exercised, is 15.5 years. The Company recognized lease expense related to this office lease of $14,000 and $28,000 for both the three and six months ended June 30, 2021 and 2020, respectively, which is included in General and administrative expenses on the consolidated statements of income.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2021 (Continued)

NOTE 3 – LEASES (CONTINUED)

Minimum Future Lease Payments

As of June 30, 2021, the minimum future lease payments related to the operating ground and office leases are as follows (amounts in thousands):

From July 1 – December 31, 2021	$255
For the year ended December 31,
2022	506
2023	507
2024	557
2025	626
2026	627
Thereafter	6,220
Total undiscounted cash flows	$9,298
Present value discount	(1,944)
Lease liability	$7,354

NOTE 4 – REAL ESTATE ACQUISITION

On May 27, 2021, the Company acquired an industrial property located in Monroe, North Carolina for $7,000,000. The Company obtained new mortgage debt of $4,500,000 simultaneously with the acquisition of the property which bears interest at a rate of 3.25% and matures in 2027. The Company determined that with respect to this acquisition, the gross assets acquired are concentrated in a single identifiable asset. Therefore, the transaction does not meet the definition of a business and is accounted for as an asset acquisition. As such, direct transaction costs associated with this asset acquisition of $61,000 have been capitalized to the real estate assets acquired and will be depreciated over the respective useful lives.

The Company assessed the fair value of the tangible assets of the property as of the acquisition date using an income approach utilizing a market capitalization rate of 7.0% which is a Level 3 unobservable input in the fair value hierarchy.

The following table details the allocation of the purchase price for the Company’s acquisition of real estate during the three and six months ended June 30, 2021 (amounts in thousands):

		Building &	Intangible Lease
Description of Property	Land	Improvements	Asset	Liability	Total
Pureon, Inc. industrial facility,
Monroe, North Carolina	$898	$5,106	$1,057	$—	$7,061

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2021 (Continued)

NOTE 5 – SALES OF PROPERTIES AND PROPERTY HELD FOR SALE

Sales of Properties

On June 17, 2021, the Company sold a retail property and related parking lot located in West Hartford, Connecticut for approximately $39,491,000, net of closing costs. The sale resulted in a gain of $21,491,000 which was recorded as Gain on sale of real estate, net, in the consolidated statements of income for the three and six months ended June 30, 2021. In connection with the sale, the Company paid-off the $15,403,000 mortgage and incurred a $799,000 fee in connection with the early termination of the interest rate swap derivative (see Note 12), which was recorded as Prepayment costs on debt in the consolidated statements of income for the three and six months ended June 30, 2021. As a result of the sale, the Company also wrote-off, as a reduction to Gain on sale of real estate, net, $1,148,000 of unbilled rent receivable and $967,000 of unamortized intangible lease assets.

In 2020, the Company sold a retail property located in Onalaska, Wisconsin for approximately $7,093,000, net of closing costs. The sale resulted in a gain of $4,252,000 which was recorded as Gain on sale of real estate, net, in the consolidated statement of income for the six months ended June 30, 2020. In connection with the sale, the Company paid-off the $3,332,000 mortgage and incurred a $290,000 debt prepayment cost which was recorded as Prepayment costs on debt in the consolidated statement of income for the six months ended June 30, 2020. As a result of the sale, the Company also wrote-off, as a reduction to Gain on sale of real estate, net, $170,000 of unbilled rent receivable.

Property Held-for-Sale

In April 2021, the Company entered into a contract to sell a retail property located in Philadelphia, Pennsylvania for a gross sales price of $8,300,000; the property, which has been vacant since January 2020, is owned by a consolidated joint venture in which the Company holds a 90% interest. The buyer’s right to terminate the contract without penalty expired on June 7, 2021. At June 30, 2021, the Company classified the $6,446,000 net book value of the property’s land, building and improvements as Property held-for-sale in the accompanying balance sheet. The property was sold on July 1, 2021 and resulted in a gain of approximately $1,299,000; the non-controlling interest’s share of the gain was approximately $130,000. In connection with the sale, the Company paid-off the $3,574,000 mortgage.

NOTE 6 – VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITY AND CONSOLIDATED JOINT VENTURES

Variable Interest Entity – Ground Lease

The Company determined it has a variable interest through its ground lease at its Beachwood, Ohio property (The Vue Apartments) and the owner/operator is a VIE because its equity investment at risk is insufficient to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of this VIE because the Company does not have power over the activities that most significantly impact the owner/operator’s economic performance and therefore, does not consolidate this VIE for financial statement purposes. Accordingly, the Company accounts for this investment as land and the revenues from the ground lease as Rental income, net. Ground lease rental income amounted to $243,000 and $486,000 for the three and six months ended June 30, 2020, respectively. No ground lease rental income was collected during the three and six months ended June 30, 2021.

As of June 30, 2021, the VIE’s maximum exposure to loss was $15,108,000 which represented the carrying amount of the land. In purchasing the property in 2016, the owner/operator obtained a mortgage for $67,444,000 from a third party which, together with the Company’s purchase of the land, provided substantially all of the funds to acquire the multi-family property. The Company provided its land as collateral for the owner/operator’s mortgage loan; accordingly, the land position is subordinated to the mortgage. The mortgage balance was $66,590,000 as of June 30, 2021.

Pursuant to the ground lease, as amended, the Company agreed, in its discretion, to fund 78% of (i) any operating expense shortfalls at the property and (ii) any capital expenditures required at the property. The Company funded $702,000 and $1,132,000 during the three and six months ended June 30, 2021, respectively, and an additional $11,000 from July 1 through August 2, 2021. These amounts are included as part of the carrying amount of the land.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2021 (Continued)

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

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	June 30,	December 31,
	2021	2020
Land	$10,365	$12,158
Buildings and improvements, net of accumulated depreciation of $4,594 and $5,232, respectively	18,600	23,372
Property held-for-sale (see Note 5)	6,446	—
Cash	1,026	1,102
Unbilled rent receivable	876	861
Unamortized intangible lease assets, net	586	627
Escrow, deposits and other assets and receivables	963	1,089
Mortgages payable, net of unamortized deferred financing costs of $223 and $253, respectively	23,097	23,530
Accrued expenses and other liabilities	857	752
Unamortized intangible lease liabilities, net	501	526
Accumulated other comprehensive loss	(76)	(127)
Non-controlling interests in consolidated joint ventures	1,196	1,193

As of June 30, 2021 and December 31, 2020, MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in three consolidated joint ventures in which the Company has aggregate equity investments of approximately $7,381,000 and $7,495,000, respectively.

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro rata to the equity interest each partner has in the applicable venture.

NOTE 7 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of June 30, 2021 and December 31, 2020, the Company participated in three unconsolidated joint ventures, each of which owns and operates one property; the Company’s equity investment in these ventures totaled $10,600,000 and $10,702,000, respectively. The Company recorded equity in earnings of $20,000 and equity in loss of $2,000 for the three and six months ended June 30, 2021, respectively, and equity in loss of $10,000 and equity in earnings of $54,000 for the three and six months ended June 30, 2020, respectively.

As of June 30, 2021 and December 31, 2020, MCB and the Company are partners in an unconsolidated joint venture in which the Company’s equity investment is approximately $8,651,000 and $8,761,000, respectively.

Sale of Unconsolidated Joint Venture Property Subsequent to June 30, 2021

On July 12, 2021, an unconsolidated joint venture sold a portion of its land, located in Savannah, Georgia for $2,559,000, net of closing costs. The Company anticipates its 50% share of the gain from this sale will be approximately $801,000, which will be recognized in the three and nine months ending September 30, 2021. The unconsolidated joint venture retained approximately 2.2 acres of land at this property.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2021 (Continued)

NOTE 8 – DEBT OBLIGATIONS

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	June 30,	December 31,
	2021	2020
Mortgages payable, gross	$412,103	$433,549
Unamortized deferred financing costs	(3,523)	(3,845)
Mortgages payable, net	$408,580	$429,704

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

The facility, which matures December 31, 2022, provides for an interest rate equal to the one month LIBOR rate plus an applicable margin ranging from 175 basis points to 300 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility. The applicable margin was 175 and 200 basis points at June 30, 2021 and 2020, respectively. An unused facility fee of .25% per annum applies to the facility. The average interest rate on the facility was approximately 1.86% and 2.86% for the six months ended June 30, 2021 and 2020, respectively. The Company was in compliance with all covenants under this facility at June 30, 2021.

The following table details the Line of credit, net, balances per the consolidated balance sheets (amounts in thousands):

	June 30,	December 31,
	2021 (a)	2020
Line of credit, gross	$—	$12,950
Unamortized deferred financing costs	—	(425)
Line of credit, net	$—	$12,525

(a)	In accordance with ASU 2015-15, as there was no balance outstanding on the Line of credit, the Company reclassified the related unamortized deferred financing costs of $323 to Escrow, deposits, and other assets and receivables on the consolidated balance sheet at June 30, 2021.

At August 2, 2021, there was no balance outstanding under the facility. There is $20,000,000 available for operating expense purposes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2021 (Continued)

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

In consideration for the Services, the Company paid Majestic $780,000 and $1,564,000 for the three and six months ended June 30, 2021, respectively, and $714,000 and $1,481,000 for the three and six months ended June 30, 2020, respectively. Included in these fees are $343,000 and $691,000 of property management costs for the three and six months ended June 30, 2021, respectively, and $278,000 and $608,000 of property management costs for the three and six months ended June 30, 2020, respectively. The amounts paid for property management services is based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic with respect to properties managed by third parties. The Company also paid Majestic, pursuant to the compensation and services agreement, $74,000 and $148,000 for the three and six months ended June 30, 2021, respectively, and $69,000 and $138,000 for the three and six months ended June 30, 2020, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies. The Company does not pay Majestic for such services except as described in this paragraph.

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and restricted stock units (“RSUs”) under the Company’s stock incentive plans (described in Note 11). The related expense charged to the Company’s operations was $739,000 and $1,390,000 for the three and six months ended June 30, 2021, respectively, and $453,000 and $903,000 for the three and six months ended June 30, 2020, respectively.

The amounts paid under the compensation and services agreement (except for the property management costs which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income.

Joint Venture Partners and Affiliates

The Company paid an aggregate of $20,000 and $38,000 for the three and six months ended June 30, 2021, respectively, and $16,000 and $36,000 for the three and six months ended June 30, 2020, respectively, to its consolidated joint venture partners or their affiliates (none of whom are officers, directors, or employees of the Company) for property management services, which are included in Real estate expenses on the consolidated statements of income.

The Company’s unconsolidated joint ventures paid management fees of $31,000, and $60,000 for the three and six months ended June 30, 2021, respectively, and $18,000 and $40,000 for the three and six months ended June 30, 2020, respectively, to the other partner of the venture, which reduced Equity in earnings on the consolidated statements of income by $16,000 and $30,000 for the three and six months ended June 30, 2021, respectively, and $9,000 and $20,000 for the three and six months ended June 30, 2020, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2021 (Continued)

NOTE 9 – RELATED PARTY TRANSACTIONS (CONTINUED)

Other

During 2021 and 2020, the Company paid quarterly fees of $74,500 to the Company’s chairman and $29,800 to the Company’s vice-chairman. These fees are included in General and administrative expenses on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party, and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties. Included in Real estate expenses on the consolidated statements of income is insurance expense of $281,000 and $562,000 for the three and six months ended June 30, 2021, respectively, and $245,000 and $490,000 for the three and six months ended June 30, 2020, respectively, of amounts reimbursed to Gould Investors in prior periods.

NOTE 10 – EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing net income allocable to common stockholders for each period by the weighted average number of shares of common stock outstanding during the applicable period. Net income is also allocated to the unvested restricted stock outstanding during each period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of June 30, 2021, the shares of common stock underlying the RSUs awarded between 2018 and 2020 under the 2016 and 2019 Incentive Plans (see Note 11) are excluded from the basic earnings per share calculation, as these units are not participating securities.

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

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator for basic and diluted earnings per share:
Net income	$23,332	$2,285	$26,289	$10,116
(Deduct) add net (income) loss attributable to non-controlling interests	(3)	(1)	2	(6)
Deduct earnings allocated to unvested restricted stock (a)	(801)	(316)	(907)	(632)
Net income available for common stockholders: basic and diluted	$22,528	$1,968	$25,384	$9,478
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	20,013	19,445	20,008	19,403
Weighted average number of common shares issued through stock dividend	—	60	—	30
Effect of dilutive securities:
RSUs	174	—	167	—
Denominator for diluted earnings per share:
Weighted average number of shares	20,187	19,505	20,175	19,433

Earnings per common share, basic	$1.13	$.10	$1.27	$.49
Earnings per common share, diluted	$1.12	$.10	$1.26	$.49
(a)	Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2021 (Continued)

NOTE 10 – EARNINGS PER COMMON SHARE (CONTINUED)

The following table identifies the number of shares of common stock underlying the RSUs that are included in the calculation, on a diluted basis, of the weighted average number of shares of common stock:

Three and Six Months Ended June 30, 2021 (a):
	Total Number	Shares Included Based on
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares (b)(c)	Capital Metric	Return Metric	Total	Excluded (d)
July 1, 2018 (e)	73,750	36,875	36,875	73,750	—
July 1, 2019	75,026	37,513	37,513	75,026	—
August 3, 2020	75,026	37,513	37,513	75,026	—
Totals	223,802	111,901	111,901	223,802	—

Three and Six Months Ended June 30, 2020 (f):
	Total Number	Shares Included Based on
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares (b)(c)	Capital Metric	Return Metric	Total	Excluded (d)
September 26, 2017 (g)	76,250	24,343	—	24,343	51,907
July 1, 2018 (e)	73,750	17,967	—	17,967	55,783
July 1, 2019	75,026	7,262	—	7,262	67,764
Totals	225,026	49,572	—	49,572	175,454
(a)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is June 30, 2021.
(b)	The RSUs awarded in 2019 and 2020 vest, subject to satisfaction of the applicable market and/or performance conditions, as of June 30, 2022 and 2023, respectively (see Note 11).
(c)	During 2019, 2,500 shares of the 2018 award and 2,750 shares of the 2019 award were forfeited (see Note 11).
(d)	Excluded as the applicable conditions had not been met for these shares at the applicable measurement dates.
(e)	With respect to the RSUs awarded July 1, 2018, all 73,750 shares were deemed to have vested; these shares were issued in August 2021 (see Note 11).
(f)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is June 30, 2020.
(g)	With respect to the RSUs awarded September 26, 2017, 24,343 shares vested and 51,907 shares were forfeited in 2020 (see Note 11).

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock Dividend

On June 10, 2021, the Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company’s common stock, totaling approximately $9,330,000. The quarterly dividend is payable on July 9, 2021 to stockholders of record on June 25, 2021.

In June 2020, the Board of Directors declared a quarterly dividend on the Company’s common stock of $.45 per share payable in July 2020.  Stockholders were entitled to elect whether the dividend payable to them would be paid in cash or shares of the Company’s common stock, provided that, subject to certain limitations, 50% of the aggregate dividend to be paid would be paid in each of cash and shares of common stock. The dividend totaled approximately $9,068,000, of which $4,537,000 was paid in cash and the balance was paid by the issuance of 263,229 shares of common stock, valued at approximately $17.22 per share.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2021 (Continued)

NOTE 11 – STOCKHOLDERS’ EQUITY (CONTINUED)

Dividend Reinvestment Plan

On June 10, 2021, the Company reinstated the dividend reinvestment feature of its Dividend Reinvestment Plan (the “DRP”) which had been suspended since June 2020. The DRP, among other things, provides stockholders with the opportunity to reinvest all, or a portion of, their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount of up to 5% from the market price (as such price is calculated pursuant to the DRP). The discount was determined in the Company’s sole discretion and was offered at a 5% discount from market prior to the suspension and is currently being offered at a 3% discount from market. Under the DRP, the Company issued 70,000 and 77,000 shares of common stock during the three and six months ended June 30, 2020, respectively. No such shares were issued during the three and six months ended June 30, 2021.

Stock Based Compensation

The Company’s 2019 Incentive Plan (“Plan”), approved by the Company’s stockholders in June 2019, permits the Company to grant, among other things, stock options, restricted stock, RSUs, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company’s common stock is authorized for issuance pursuant to this Plan. As of June 30, 2021, an aggregate of 444,452 shares subject to awards in the form of restricted stock (294,400 shares) and RSUs (150,052 shares) are outstanding under the Plan.

Under the Company’s 2016 equity incentive plan (the “Prior Plan”), as of June 30, 2021, (i) an aggregate of 412,650 shares in the form of restricted stock are outstanding and have not yet vested, and (ii) with respect to 76,250 shares of common stock underlying RSUs that had been granted in 2018 and 2017, 73,750 and 24,343 shares were deemed to have vested in 2021 and 2020, respectively, and such shares were issued after the Compensation Committee determined that the metrics with respect to the vesting of such shares had been satisfied. RSUs with respect to the 2,500 and 51,907 share balances under the 2018 and 2017 RSU grants were forfeited in 2019 and 2020, respectively. No additional awards may be granted under the Prior Plan.

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

During (i) the third quarter of 2020 and 2019, the Company granted RSUs exchangeable for up to 75,026 and 77,776 shares of common stock upon satisfaction, through June 30, 2023 and June 30, 2022, respectively, of metrics related to average annual total stockholder return (the “TSR Metric”) and average annual return on capital (the “ROC Metric”; together with the TSR Metric, the “Metrics”), and (ii) the third quarter of 2021, the Company granted RSUs exchangeable for up to 80,700 shares of common stock issuable upon satisfaction, through June 30, 2024, of the Metrics. Up to 50% of the RSUs vest upon satisfaction of the TSR Metric (the “TSR Awards”) and up to 50% of the RSUs vest upon satisfaction of the ROC Metric (the “ROC Awards”). The RSUs vest only if the recipient maintains a relationship with the Company during the applicable three-year performance cycle. RSUs are not entitled to voting or dividends rights; however, upon vesting, the holders of the 2021 RSUs granted in 2021 are entitled to receive an amount equal to the dividends that would have been paid on the underlying shares had such shares been outstanding during the three-year performance period. The TSR Metrics and ROC Metrics meet the definition of a market condition and performance condition, respectively. The shares underlying the RSUs are excluded from the shares shown as outstanding on the balance sheet. For the TSR Awards, a third party appraiser prepared (and in the case of the RSUs granted in 2021, will prepare), a Monte Carlo simulation pricing model to determine the fair value of such awards, which is recognized ratably over the service period. For the ROC Awards, the fair value is based on the market value on the date of grant and the performance assumptions are re-evaluated quarterly. The Company does not recognize expense on ROC Awards which it does not expect to vest. During 2019, RSUs exchangeable in 2022 for 2,750 shares were forfeited.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2021 (Continued)

NOTE 11 – STOCKHOLDERS’ EQUITY (CONTINUED)

As of June 30, 2021, based on performance and market assumptions, the fair value of the RSUs granted in 2020 and 2019 is $962,000 and $1,446,000, respectively. Recognition of such deferred compensation will be charged to General and administrative expense over the respective three year performance cycles. None of these RSUs were forfeited or vested during the three and six months ended June 30, 2021.

The following is a summary of the activity of the equity incentive plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Restricted stock grants:
Number of shares	—	—	151,500	149,550
Average per share grant price	$—	$—	$20.34	$28.10
Deferred compensation to be recognized over vesting period	$—	$—	$3,082,000	$4,202,000

Number of non-vested shares:
Non-vested beginning of period	723,050	701,675	701,675	674,250
Grants	—	—	151,500	149,550
Vested during period	(15,800)	—	(145,725)	(122,125)
Forfeitures	(200)	—	(400)	—
Non-vested end of period	707,050	701,675	707,050	701,675

RSU grants:
Number of underlying shares	—	—	—	—
Average per share grant price	$—	$—	$—	$—
Deferred compensation to be recognized over vesting period	$—	$—	$—	$—

Number of non-vested shares:
Non-vested beginning of period	223,802	225,026	223,802	225,026
Grants	—	—	—	—
Vested during period	(73,750)	(24,343)	(73,750)	(24,343)
Forfeitures	—	(51,907)	—	(51,907)
Non-vested end of period	150,052	148,776	150,052	148,776

Restricted stock and RSU grants (based on grant price):
Weighted average per share value of non-vested shares	$24.53	$25.65	$24.53	$25.65
Value of stock vested during the period	$2,340,000	$585,000	$5,165,000	$3,589,000
Weighted average per share value of shares forfeited during the period	$24.86	$24.03	$24.24	$24.03

Total charge to operations:
Outstanding restricted stock grants	$1,092,000	$884,000	$1,989,000	$1,759,000
Outstanding RSUs	593,000	445,000	1,039,000	546,000
Total charge to operations	$1,685,000	$1,329,000	$3,028,000	$2,305,000

As of June 30, 2021, total compensation costs of $8,897,000 and $1,145,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average remaining vesting period is 2.6 years for the restricted stock and 1.5 years for the RSUs.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2021 (Continued)

NOTE 12 – FAIR VALUE MEASUREMENTS

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

At June 30, 2021, the $440,789,000 estimated fair value of the Company’s mortgages payable is greater than their $412,103,000 carrying value (before unamortized deferred financing costs) by approximately $28,686,000 assuming a blended market interest rate of 3.0% based on 6.7 year weighted average remaining term to maturity of the mortgages.

At December 31, 2020, the $461,965,000 estimated fair value of the Company’s mortgages payable is greater than their $433,549,000 carrying value (before unamortized deferred financing costs) by approximately $28,416,000, assuming a blended market interest rate of 3.0% based on the 7.1 year weighted average remaining term to maturity of the mortgages.

At June 30, 2021 and December 31, 2020, the carrying amount of the Company’s line of credit (before unamortized deferred financing costs) of $0 and $12,950,000, respectively, approximates its fair value.

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

Fair Value on a Recurring Basis

As of June 30, 2021, the Company had in effect 21 interest rate derivatives, all of which were interest rate swaps, related to 21 outstanding mortgage loans with an aggregate $65,735,000 notional amount maturing between 2021 and 2026 (weighted average remaining term to maturity of 2.7 years). The Company’s objective in using interest rate swaps is to add stability to interest expense. These interest rate swaps converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.02% to 5.16% and a weighted average interest rate of 4.08% at June 30, 2021). As of June 30, 2021, 20 of the interest rate swaps were designated as cash flow hedges and one interest rate swap, with a $3,812,000 notional amount, was not so designated due to the early termination of the related mortgage. The Company does not use derivatives for trading or speculative purposes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2021 (Continued)

NOTE 12 – FAIR VALUE MEASUREMENTS (CONTINUED)

The fair value of the Company’s derivative financial instruments, all of which were financial liabilities, was determined to be the following (amounts in thousands):

		Carrying and	Balance Sheet
Financial liabilities:	As of	Fair Value	Classification
Interest rate swaps	June 30, 2021	$2,669	Other liabilities
	December 31, 2020	5,012

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of June 30, 2021, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy. The Company does not currently own any financial instruments that are measured on a recurring basis and that are classified as Level 1 or 3.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Amount of (loss) gain recognized on derivatives in other comprehensive loss	$(340)	$(713)	$753	$(5,641)
Amount of reclassification from Accumulated other comprehensive loss into Interest expense	(1,181)	(1,142)	(1,589)	(1,252)

During the second quarter of 2021 and 2020, in connection with the sale of three properties and the early payoff of the related mortgages, the Company determined to discontinue hedge accounting on the related interest rate swaps as the hedged forecasted transactions were no longer probable to occur. As such, the Company accelerated the reclassification of $784,000 and $775,000 during the three and six months ended June 30, 2021 and 2020, respectively, from accumulated other comprehensive loss to interest expense which is recorded as Prepayments costs on debt in the consolidated statements of income.

No gain or loss was recognized with respect to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three and six months ended June 30, 2021 and 2020. During the twelve months ending June 30, 2022, the Company estimates an additional $1,256,000 will be reclassified from Accumulated other comprehensive loss as an increase to Interest expense.

The derivative agreements in effect at June 30, 2021 provide that if the wholly-owned subsidiary of the Company which is a party to such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for such swap breakage losses.

As of June 30, 2021 and December 31, 2020, the fair value of the derivatives in a liability position, including accrued interest of $92,000 and $120,000, respectively, but excluding any adjustments for non-performance risk, was approximately $2,832,000 and $5,314,000, respectively. In the event the Company had breached the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $2,832,000 and $5,314,000 as of June 30, 2021 and December 31, 2020, respectively. This termination liability value, net of adjustments for non-performance risk of $71,000 and $182,000, is included in Accrued expenses and other liabilities on the consolidated balance sheet at June 30, 2021 and December 31, 2020, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2021 (Continued)

NOTE 13 – OTHER INCOME

Lease Assignment Fee Income

In March 2021, the Company received a one-time $100,000 fee from a tenant in connection with consenting to a lease assignment related to six of its properties; such amount is included in Other income on the consolidated statement of income for the six months ended June 30, 2021.

Insurance Recoveries on Hurricane Casualty

In 2020, a portion of a multi-tenanted building at the Company’s Lake Charles, Louisiana property was damaged due to Hurricane Laura and the Company recognized an impairment loss of $430,000 for the damaged portion of the building. The Company submitted a claim to its insurance carrier to cover, subject to a $250,000 minimum deductible, the (i) estimated $2,150,000 cost to rebuild the damaged portion of the building and (ii) $216,000 of losses in rental income (which was received from the insurance carrier in July 2021). In 2020, the Company recorded a receivable of $430,000 related to this claim as income on insurance recoveries, of which $150,000 was collected by December 31, 2020. Through June 30, 2021, the Company received an additional $300,000 advance from the insurance carrier, of which a $20,000 gain is included in Other income on the consolidated statement of income for the six months ended June 30, 2021.

Interest Income on Loan Receivable

In December 2020, in connection with a sale of two properties in Houston, Texas, the Company provided a $4,612,500 one-year loan representing 50% of the purchase price as seller-financing to the buyer which was included in other receivables on the consolidated balance sheets at December 31, 2020. The Company received $13,000 and $59,000 of interest income on this loan during the three and six months ended June 30, 2021, respectively, which is recorded in Other income on the consolidated statements of income. On April 26, 2021, the loan was repaid in full.

NOTE 14 – NEW ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. Through the six months ended June 30, 2021, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company may apply other elections, as applicable, as additional changes in the market occur. The Company continues to evaluate the new guidance to determine the extent to which it may impact the Company’s consolidated financial statements.

NOTE 15 – SUBSEQUENT EVENTS

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

Currently, the most significant risk and uncertainty we face is the adverse effect of the resurgence of the COVID-19 pandemic, the various governmental and non-governmental responses thereto, and the related economic consequences of the foregoing on (i) our and our tenants’ financial condition, results of operations, cash flows and performance, and (ii) the real estate market, global economy and financial markets.  The extent to which the resurgent pandemic impacts us, our tenants and the economy generally will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including its scope, severity and duration, the actions taken to contain or mitigate its impact, and its direct and indirect economic effects of the pandemic and containment measures, among others.  Moreover, you should interpret many of the risks, uncertainties and challenges identified in this report, as well as the risks, uncertainties and challenges set forth in the other reports we file with the Securities and Exchange Commission (the “SEC”), as being heightened as a result of the pandemic, which risks, uncertainties and challenges are magnified thereby.  Additional uncertainties, risks and factors which may cause actual results to differ materially from current expectations include, but are not limited to:

●	the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies;
●	the ability or willingness of mortgage lenders to make accommodations with respect to our debt service obligations at properties for which we provide rent relief to our tenants or which are otherwise challenged;
●	adverse changes and disruption in the retail sector, which could impact our tenants’ ability to pay rent and expense reimbursement;
●	loss or bankruptcy of one or more of our tenants, and bankruptcy laws that may limit our remedies if a tenant becomes bankrupt and rejects its lease;
●	our ability to renew or re-lease space as leases expire;
●	our ability to reinvest the proceeds of property sales, and in particular, the proceeds from sales of retail properties, on terms that will generate as or more favorable returns than the properties sold;
●	our ability to identify and complete accretive acquisitions;
●	our ability to pay dividends;
●	changes in governmental laws and regulations relating to real estate and related investments;
●	limitations on our ability to exercise legal remedies due to court closures and/or moratoriums on the exercise of certain types of remedies or activities;
●	the level and volatility of interest rates;
●	general economic and business conditions, including those currently affecting our nation’s economy and real estate markets;
●	general and local real estate conditions, including any changes in the value of our real estate;

●	compliance with credit facility and mortgage debt covenants;
●	the availability of, and costs associated with, sources of capital and liquidity;
●	competition in our industry; and
●	the other risks, uncertainties and factors described in the reports and documents we file with the SEC, including the risks, uncertainties and factors described under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”), and in the Quarterly Reports on Form 10-Q and the other reports we file thereafter with the SEC.

In light of the factors referred to above, the future events discussed or incorporated by reference in this report and other documents we file with the SEC, may not occur, and actual results, performance or achievements could differ materially from those anticipated or implied in the forward-looking statements.  Given these uncertainties, you should not rely on any forward-looking statements.

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

Challenges and Uncertainties Facing Certain Tenants and Properties

As more fully described in our Annual Report, and in particular, the sections thereof entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations”, several of our properties face challenges due to the resurgent pandemic or other factors. There have been no material changes to the status of such properties as described in our Annual Report other than:

●	The three Regal Cinemas theaters we own (including a theater owned by an unconsolidated joint venture) re-opened in mid-May 2021; Regal Cinemas has, through July 2021, paid all payments required to be made by it pursuant to the lease amendments entered into in February 2021 (see Note 3 to our consolidated financial statements); and
●	The owner/operator of The Vue, a multi-family residential complex in Beachwood, Ohio, has not made rental payments since October 2020 and because this multi-family complex generates negative cash flow, there is uncertainty as to whether and when it will resume making rental payments and the scope thereof. During the six months ended June 30, 2021, and from July 1 through August 2, 2021, we provided The Vue with funding, all of which has been or will be capitalized, of $980,000 and $0, respectively, for operating expense shortfalls, and $152,000 and $11,000 for capital expenditures, respectively. We anticipate that we will fund additional amounts for this property.

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

We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial, retail (including furniture stores and supermarkets), restaurant, health and fitness and theater properties, many of which are subject to long-term net leases. As of June 30, 2021, we own 122 properties (including four properties owned by consolidated joint ventures and three properties owned by unconsolidated joint ventures) located in 30 states. Based on square footage, our occupancy rate at June 30, 2021 is approximately 96.7%.

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

In acquiring or disposing of properties, we evaluate the terms of the leases and the credit of the existing tenants with a fundamental analysis of the real estate to be bought or sold, which analysis takes into account, among other things, the estimated value of the property, local demographics and the ability to re-rent or dispose of the property on favorable terms upon lease expiration or early termination. In addition, in evaluating property sales, we take into account, among other things, the property type (i.e., industrial, retail or other), our perception of the property’s long-term prospects (including the likelihood for, and the extent of, any further appreciation or depreciation in value), the term remaining on the related lease and mortgage debt, the price and other terms and conditions for the sale of such property and the returns anticipated to be generated from the reinvestment of the net proceeds to us from such property sale.

Over the past several years, we have been addressing the challenges presented by the growth of e-commerce and our exposure to the retail industry by focusing on acquiring industrial properties (including warehouse and distribution facilities) and properties that we believe capitalize on e-commerce activities, and disposing of retail properties which we did not believe to be advantageous to hold for the long-term. Approximately 56.5% of our contractual base rent (as described below) is derived from industrial properties and 28.4%, 5.2%, 4.8%, 2.6%, and 2.5% from retail, restaurant, health and fitness, theater, and other properties, respectively. We face significant competition in seeking to acquire industrial properties. The returns and cash flow we generate from industrial properties, and in particular, the returns and cash flow generated by the reinvestment in industrial properties of the net proceeds from the sale of retail properties may not be, and in some cases are not, as favorable to us as the returns and cash flow currently generated by our retail properties. Decreases in cash flows or returns on investments resulting from the ownership of industrial properties as compared to retail properties may make it difficult for us to sustain our current level of dividend payments.

Our 2021 contractual base rent is approximately $67.4 million and represents, after giving effect to any abatements, concessions, deferrals or adjustments in effect as of June 30, 2021, the base rent payable to us during the twelve months ending June 30, 2022 under leases in effect at June 30, 2021, excluding an aggregate of $4.7 million comprised of: (i) $1.7 million representing our share of the base rent payable during the twelve months ending June 30, 2022 to our unconsolidated joint ventures, (ii) $1.3 million of estimated variable lease payments from The Vue, a multi-family complex which ground leases the underlying land from us and as to which there is uncertainty as to whether and when it will resume making rental payments and the scope thereof, (iii) $1.0 million of COVID-19 rent deferral repayments due during the twelve months ending June 30, 2022 which were accrued to rental income in 2020, of which $174,000 was paid by July 31, 2021, and (iv) approximately $50,000 of straight-line rent and $684,000 of amortization of intangibles.

The following table sets forth scheduled expirations of leases for our properties as of June 30, 2021 for the periods indicated below:

	Number	Approximate		Contractual
Lease Expiration (1)	of	Square	Contractual	Base Rent
12 Months Ending	Expiring	Footage Subject to	Base Rent Under	Represented by
June 30,	Leases	Expiring Leases (2)	Expiring Leases	Expiring Leases
2022	18	1,058,496	$5,173,142	7.7%
2023	19	906,581	5,682,516	8.4
2024	25	1,067,548	8,236,160	12.2
2025	19	727,674	6,505,656	9.7
2026	9	488,381	2,944,127	4.4
2027	14	563,958	3,989,703	5.9
2028	15	1,699,149	9,658,973	14.3
2029	11	1,177,433	6,391,297	9.5
2030	4	425,489	3,116,691	4.6
2031	7	674,073	4,553,269	6.8
2032 and thereafter	24	1,353,912	11,130,305	16.5
	165	10,142,694	$67,381,839	100.0%
(1)	Lease expirations assume tenants do not exercise existing renewal or termination options.
(2)	Excludes an aggregate of 207,374 square feet of vacant space; 57,653 square feet of such vacant space in Philadelphia, Pennsylvania was sold on July 1, 2021.

Property Transactions During the Three Months Ended June 30, 2021

On May 27, 2021 we acquired an industrial property located in Monroe, North Carolina for a purchase price of $7.1 million, including $61,000 of transaction costs that were capitalized. This property contributed $52,000 of rental income, net, $33,000 of depreciation and amortization expense, and $14,000 of mortgage interest expense during the three months ended June 30, 2021. We estimate that commencing July 1, 2021, the aggregate quarterly rental income (excluding variable lease revenues), depreciation and amortization expense, and mortgage interest expense from this property will be $135,000, $76,000, and $36,000, respectively.

On June 17, 2021, we sold a retail property and related parking lot located in West Hartford, Connecticut for a gross sales price of $40.5 million, of which $15.4 million was used to repay the mortgage debt associated with the property, $17.9 million was used to pay off the outstanding credit line balance, and $799,000 was used to pay the expense associated with the termination of the related interest rate swap. In the three and six months ended June 30, 2021, we recognized a $21.5 million gain from this sale, before giving effect to the $799,000 swap termination fee. For federal tax purposes, the sale resulted in an estimated net gain of $21.0 million. These properties contributed $812,000 of rental income, net, $141,000 of depreciation and amortization expense, and $231,000 of mortgage interest expense in the six months ended June 30, 2021.

On June 11, 2021, we entered into new leases with Havertys which extended the lease term on ten of the eleven properties that had been scheduled to expire in August 2022 (although one of these leases which accounts for $341,000 of 2021 annual rental income provides that it can be terminated by either party prior to the stated termination date). Generally, the leases run for four-to-nine years from the August 2022 expiration date. We also agreed to invest up to $3.1 million for tenant improvements, of which $1.5 million was funded in June 2021. After giving effect to the lease extensions and assuming the lease subject to the mutual termination right described above is not terminated, rental income from this tenant is anticipated to be approximately $4.8 million, $4.2 million and $3.9 million in 2021, 2022 and 2023, respectively.

Property Transactions Subsequent to June 30, 2021

On July 1, 2021, we sold a retail property located in Philadelphia, Pennsylvania and owned by a consolidated joint venture in which we held a 90% interest for a gross sales price of $8.3 million and paid-off the related $3.6 million mortgage. For the three and nine months ending September 30, 2021, we anticipate that we will recognize a gain of $1.3 million from this sale, of which the non-controlling interest’s share will be $130,000. For the six months ended June 30, 2021, we incurred $141,000 of real estate operating expense, $68,000 of depreciation expense and $71,000 of mortgage interest expense in connection with this property. The property had been vacant since January 2020.

On July 12, 2021, an unconsolidated joint venture in which we have a 50% interest sold a portion of its land located in Savannah, Georgia for a gross sales price of $2.7 million. We anticipate that our share of the gain from this sale, which we will recognize in the three and nine months ending September 30, 2021, will be $801,000. The venture retained approximately 2.2 acres of land at this property.

Results of Operations

Total revenues

The following table compares total revenues and the components thereof for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(Dollars in thousands)	2021	2020	(Decrease)	% Change	2021	2020	(Decrease)	% Change
Rental income, net	$20,305	$20,861	$(556)	(2.7)	$40,989	$42,100	$(1,111)	(2.6)
Lease termination fees	117	—	117	n/a	249	—	249	n/a
Total revenues	$20,422	$20,861	$(439)	(2.1)	$41,238	$42,100	$(862)	(2.0)

The following table compares the components of rental income, net, for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(Dollars in thousands)	2021	2020	(Decrease)	% Change	2021	2020	(Decrease)	% Change
Acquisitions (a)	$583	$491	$92	18.7	$1,113	$695	$418	60.1
Dispositions (b)	375	963	(588)	(61.1)	815	1,980	(1,165)	(58.8)
Same store (c)	19,347	19,407	(60)	(0.3)	39,061	39,425	(364)	(0.9)
Rental income, net	$20,305	$20,861	$(556)	(2.7)	$40,989	$42,100	$(1,111)	(2.6)
(a)	Represents rental income from properties acquired since January 1, 2020.
(b)	Represents rental income from properties sold since January 1, 2020.
(c)	Represents rental income from properties that were owned for the entirety of the periods presented.

Changes due to acquisitions and dispositions

The three and six months ended June 30, 2021 reflect decreases of $588,000 and $1.2 million, respectively, primarily due to the inclusion, in the 2020 periods, of rental income from properties sold during 2020 ($520,000 from the two properties sold in December 2020 and $1.1 million from the four properties sold during 2020, respectively). Offsetting the decrease for the six months ended June 30, 2021 was an increase of $366,000 generated by two properties acquired in 2020.

Changes at same store properties

The decreases in same store rental income during the three and six months ended June 30, 2021 are due primarily to net decreases of (i) $243,000 and $486,000, respectively, in variable rent at The Vue and (ii) $0 and $196,000, respectively, from two Regal Cinemas properties for which we are recording rental income on a cash basis and for which $725,000 of the rent for the six months ended June 30, 2021 was deferred and is to be repaid over 18 months beginning in January 2022. Contributing to the decrease for the six months ended June 30, 2021 is the non-accrual of $130,000 of rental income at a Lake Charles, Louisiana property which was damaged in an August 2020 hurricane; we anticipate receiving such amount from rent interruption insurance in the next several months.

These decreases were offset during the three and six months ended June 30, 2021 by (i) net increases of $144,000 and $368,000, respectively, of tenant reimbursements which relate to real estate taxes (i.e. $62,000 and $221,000, respectively) and operating expenses (i.e. $82,000 and $147,000, respectively) generally incurred in the same periods, and (ii) $92,000 and $184,0000, respectively, of rental income from new tenants at our Greenville, South Carolina industrial property.

Lease termination fees.

In connection with the exercise by two tenants of lease termination options, we received aggregate fees of $438,000 (i.e., $88,000 in 2020 and $350,000 in 2021), of which $117,000 and $249,000 were recognized in the three and six months ended June 30, 2021, respectively, and the $175,000 balance will be recognized during the six months ending December 31, 2021. There were no such fees in the three and six months ended June 30, 2020.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(Dollars in thousands)	2021	2020	(Decrease)	% Change	2021	2020	(Decrease)	% Change
Operating expenses:
Depreciation and amortization	$5,702	$5,804	$(102)	(1.8)	$11,459	$11,478	$(19)	(.2)
General and administrative	3,769	3,454	315	9.1	7,411	6,788	623	9.2
Real estate expenses	3,387	3,305	82	2.5	7,073	6,647	426	6.4
State taxes	91	70	21	30.0	166	152	14	9.2
Total operating expenses	$12,949	$12,633	$316	2.5	$26,109	$25,065	$1,044	4.2

Depreciation and amortization. The decreases in the three and six months ended June 30, 2021 are due primarily to (i) the inclusion of $108,000 and $209,000, respectively, of such expense, in the corresponding periods in 2020, from the properties sold since January 1, 2020 and (ii) $65,000 and $113,000, respectively, of improvements and tenant origination costs at several properties that prior to June 30, 2021, were fully amortized. The decrease was offset in the six months ended June 30, 2021 by (i) $179,000 of such expense from properties acquired in 2021 and 2020 (including $146,000 from properties acquired in 2020) and (ii) accelerated amortization of tenant origination costs of $150,000 in connection with a tenant’s exercise of a lease termination option.

General and administrative. Contributing to the increases in the three and six months ended June 30, 2021 are increases in non-cash compensation expense of (i) $148,000 and $493,000, respectively, related to RSUs (due to updated and more favorable projections of the achievability of performance metrics) and (ii) $196,000 related to the accelerated vesting of restricted stock due to the retirement of a non-management director in June 2021. These increases were offset by decreases in professional fees for the three and six months ended June 30, 2021 of $66,000 and $152,000, respectively.

Real estate expenses. The increase in the six months ended June 30, 2021 is due primarily to (i) net increases of $214,000 of real estate tax expense for several properties, none of which were individually significant, and (ii) a $157,000 increase in snow removal expense. The increase was offset by a $93,000 decrease in legal expenses for our Round Rock property which was sold in December 2019. We anticipate that the legal expenses associated with the Round Rock litigation will increase in the fourth quarter of 2021 and early 2022.

A substantial portion of real estate expenses are rebilled to tenants and are included in Rental income, net, on the consolidated statements of income, other than the legal expenses related to the Round Rock litigation, which are not rebilled.

Gain on sale of real estate, net.

The following table compares gain on sale of real estate, net for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(Dollars in thousands)	2021	2020	(Decrease)	% Change	2021	2020	(Decrease)	% Change
Gain on sale of real estate, net	$21,491	$—	$21,491	n/a	$21,491	$4,252	$17,239	405.4

The $21.5 million gain in the three and six months ended June 30, 2021 was realized from the sale of our West Hartford, Connecticut, property (including the related parking lot) that was leased to Whole Foods. The $4.3 million gain in the six months ended June 30, 2020 was realized from the sale of our Onalaska, Wisconsin property.

Other Income and Expenses

The following table compares our other income and expenses for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(Dollars in thousands)	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change
Other income and expenses:
Equity in earnings (loss) of unconsolidated joint ventures	$20	$(10)	$30	300.0	$(2)	$54	$(56)	(103.7)
Equity in earnings from sale of unconsolidated joint venture property	—	—	—	—	—	121	(121)	(100.0)
Prepayment costs on debt	(799)	(775)	24	3.1	(799)	(1,065)	(266)	(25.0)
Other income	17	5	12	240.0	187	9	178	1,977.8
Interest:
Expense	(4,574)	(4,947)	(373)	(7.5)	(9,208)	(9,831)	(623)	(6.3)
Amortization and write‑off of deferred financing costs	(296)	(216)	80	37.0	(509)	(459)	50	10.9

Equity in earnings from sale of unconsolidated joint venture property. The six months ended June 30, 2020 includes a $121,000 gain from the sale of the Savannah, Georgia property. There was no such gain in the three and six months ended June 30, 2021.

Prepayment costs on debt. The three and six months ended June 30, 2021 include $799,000 incurred in connection with the June 2021 sale of the West Hartford, Connecticut property. The three and six months ended June 30, 2020 include $775,000 incurred in connection with the sale of the Knoxville, Tennessee property and the six months ended June 30, 2020 includes $290,000 incurred in connection with the sale of the Onalaska, Wisconsin property.

Other income. The six months ended June 30, 2021 period includes a $100,000 fee obtained in connection with an assignment of a lease.

Interest expense. The following table compares the components of interest expense for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(Dollars in thousands)	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change
Interest expense:
Credit line interest	$128	$217	$(89)	(41.0)	$249	$457	$(208)	(45.5)
Mortgage interest	4,446	4,730	(284)	(6.0)	8,959	9,374	(415)	(4.4)
Total	$4,574	$4,947	$(373)	(7.5)	$9,208	$9,831	$(623)	(6.3)

Credit line interest

The following table reflects the average interest rate on the average principal amount of outstanding credit line debt for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(Dollars in thousands)	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change
Average interest rate	1.85%	2.27%	(.42)%	(18.5)	1.86%	2.86%	(1.00)%	(35.0)
Average principal amount	$16,002	$30,850	$(14,848)	(48.1)	$15,672	$27,493	$(11,821)	(43.0)

The decrease in credit line interest in the three and six months ended June 30, 2021 are due to (i) decreases of $14.9 million and $11.8 million (i.e., from $30.9 million to $16.0 million and from $27.5 million to $15.7 million, respectively) in the weighted average balance outstanding under our line of credit and (ii) to a lesser extent, decreases of 42 and 100 basis points (i.e., from 2.27% to 1.85% and 2.86% to 1.86%, respectively) in the weighted average interest rate due to decreases in the one month LIBOR rate.

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(Dollars in thousands)	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change
Average interest rate	4.20%	4.20%	—%	—	4.20%	4.20%	—%	—
Average principal amount	$423,534	$450,204	$(26,670)	(5.9)	$427,036	$445,897	$(18,861)	(4.2)

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuances of our equity securities and property sales. Our available liquidity at August 2, 2021, was $105.7 million, including $10.6 million of cash and cash equivalents (including the credit facility’s required $3.0 million average deposit maintenance balance) and $95.1 million available under our credit facility. At August 2, 2021, the facility is available for the acquisition of commercial real estate, repayment of mortgage debt, and $10.0 million for renovation expenses and $20.0 million for operating expenses.

Liquidity and Financing

We expect to meet our (i) operating cash requirements (including debt service and current level dividend payments) principally from cash flow from operations, our available cash and cash equivalents, proceeds from and, to the extent permitted and needed, our credit facility and (ii) investing and financing cash requirements (including an estimated $1.5 million of capital expenditures that may be required over the next several years in connection with the Havertys lease extensions) from the foregoing, as well as property financings, property sales and sale of our common stock. In addition, we and our joint venture partner are also re-developing the Manahawkin Property and are targeting a 2024 completion - we estimate that our share of the capital expenditures required in connection with such re-development will range from $13.0 million to $15.0 million. We are evaluating various sources of funding for such expenditures including borrowings from our credit facility.

At June 30, 2021, excluding the mortgage debt of our unconsolidated joint venture, we had 72 outstanding mortgages payable secured by 88 properties in the aggregate principal amount of $412.1 million (before netting unamortized deferred financing costs of $3.5 million). These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $691.0 million, before accumulated depreciation of $119.9 million. After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.02% to 5.87% (a 4.21% weighted average interest rate) and mature between 2021 and 2042 (a 6.7 year weighted average remaining term to maturity).

The following table sets forth, as of June 30, 2021, information with respect to our mortgage debt that is payable during the six months ending December 31, 2021 and for each of the subsequent twelve months through December 31, 2024 (excluding the mortgage debt of our unconsolidated joint venture):

(Dollars in thousands)	2021		2022	2023	2024	Total
Amortization payments	$7,055		$13,961	$13,003	$11,765	$45,784
Principal due at maturity	6,469		31,590	16,709	50,694	105,462
Total	$13,524	(a)	$45,551	$29,712	$62,459	$151,246
(a)	In July 2021, we paid-off $3.6 million of this balance in connection with the sale of our Philadelphia, Pennsylvania property.

At June 30, 2021, an unconsolidated joint venture had a first mortgage on its property with an outstanding balance of $22.5 million, bearing an interest rate of 4.0% and maturing in 2025.

We intend to make debt amortization payments from operating cash flow and although no assurance can be given that we will be successful in this regard, generally intend to refinance, extend or payoff the mortgage loans which mature in 2021 through 2024. We intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash, proceeds from the sale of our common stock and our credit facility (to the extent available).

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

Credit Facility

Our credit facility provides that subject to borrowing base requirements, we can borrow up to $100.0 million for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $30.0 million and 30% of the borrowing base subject to a cap of (i) $10.0 million for renovation expenses and (ii) $20.0 million for operating expense purposes. On July 1, 2022, the amounts we can borrow for renovation expenses and operating expenses will change to $20.0 million and $10.0 million, respectively. To the extent that as of June 30, 2022 more than $10.0 million is outstanding for operating expense purposes, such excess must be repaid immediately. The facility matures December 31, 2022 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. The applicable margin was 175 and 200 basis points for the three months ended June 30, 2021 and 2020, respectively. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. The interest rate on the facility was 1.83% and 1.85% at June 30, 2021 and August 2, 2021, respectively.

The terms of our credit facility include certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to total value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At June 30, 2021, we were in compliance with the covenants under this facility.

Off-Balance Sheet Arrangement

We are not a party to any off-balance sheet arrangements other than with respect to a land parcel owned by us and located in Beachwood, Ohio. This parcel is improved by a multi-family complex (i.e., The Vue) and we ground leased the parcel to the owner/operator of such complex. This ground lease did not generate any rental income during the three and six months ended June 30, 2021. At June 30, 2021, the carrying value of the land on our balance sheet was $15.1 million; our leasehold position is subordinate to $66.6 million of mortgage debt incurred by our tenant, the owner/operator of the multi-family complex. In addition, we have agreed to fund certain capital expenditures and operating cash flow shortfalls at this property. We do not believe that this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions, except to the extent we determine to continue to fund the capital expenditures required by and the operating cash flow shortfalls at this property. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Challenges and Uncertainties Facing Certain Tenants and Properties” and Note 6 to our consolidated financial statements for additional information regarding this arrangement.

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

The table below provides a reconciliation of net income and net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
GAAP net income attributable to One Liberty Properties, Inc.	$23,329	$2,284	$26,291	$10,110
Add: depreciation and amortization of properties	5,597	5,699	11,253	11,272
Add: our share of depreciation and amortization of unconsolidated joint ventures	132	136	267	275
Add: amortization of deferred leasing costs	105	105	206	206
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	8	5	15	9
Deduct: gain on sale of real estate, net	(21,491)	—	(21,491)	(4,252)
Deduct: equity in earnings from sale of unconsolidated joint venture property	—	—	—	(121)
Adjustments for non-controlling interests	(19)	(23)	(41)	(44)
NAREIT funds from operations applicable to common stock	7,661	8,206	16,500	17,455
Deduct: straight-line rent accruals and amortization of lease intangibles	(182)	(971)	(319)	(1,541)
Add/Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	2	(90)	1	(103)
Deduct: lease termination fee income	(117)	—	(249)	—
Deduct: lease assignment fee income	—	—	(100)	—
Add: amortization of restricted stock compensation	1,685	1,329	3,028	2,305
Add: prepayment costs on debt	799	775	799	1,065
Deduct: income on insurance recoveries from casualty loss	—	—	(20)	—
Add: amortization and write-off of deferred financing costs	296	216	509	459
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	4	4	8	8
Adjustments for non-controlling interests	2	—	2	1
Adjusted funds from operations applicable to common stock	$10,150	$9,469	$20,159	$19,649

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
GAAP net income per common share attributable to One Liberty Properties, Inc.	$1.12	$.10	$1.26	$.49
Add: depreciation and amortization of properties	.27	.29	.54	.58
Add: our share of depreciation and amortization of unconsolidated joint ventures	.01	.01	.01	.01
Add: amortization of deferred leasing costs	—	.01	.01	.01
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—	—	—
Deduct: gain on sale of real estate, net	(1.03)	—	(1.03)	(.21)
Deduct: equity in earnings from sale of unconsolidated joint venture property	—	—	—	(.01)
Adjustments for non-controlling interests	—	—	—	—
NAREIT funds from operations per share of common stock	.37	.41	.79	.87
Deduct: straight-line rent accruals and amortization of lease intangibles	(.01)	(.06)	(.02)	(.07)
Add/Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—	—	(.01)
Deduct: lease termination fee income	(.01)	—	(.01)	—
Deduct: lease assignment fee income	—	—	—	—
Add: amortization of restricted stock compensation	.08	.07	.14	.11
Add: prepayment costs on debt	.04	.04	.04	.05
Deduct: income on insurance recoveries from casualty loss	—	—	—	—
Add: amortization and write-off of deferred financing costs	.01	.01	.02	.02
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	—	—	—	—
Adjustments for non-controlling interests	—	—	—	—
Adjusted funds from operations per share of common stock	$.48	$.47	$.96	$.97

AFFO increased $510,000, or 2.6%, for the six months ended June 30, 2021 from the corresponding 2020 period due primarily to:

●a $623,000 decrease in interest expense,
●a $111,000 increase in rental income - this increase is due to the elimination of straight-line rent accruals which are excluded in calculating AFFO, and
●a $100,000 decrease in general and administrative expense resulting from the elimination, in calculating AFFO, of non-cash compensation expense of RSUs and restricted stock.

This increase was reduced by a $426,000 increase in real estate operating expense.

See “—Results of Operations” and the discussion of FFO below for further information about these changes.

FFO decreased $955,000, or 5.5%, for the six months ended June 30, 2021 from the corresponding 2020 period due primarily to the factors contributing to the change in AFFO as well as:

●a $1.3 million decrease in rental income related to straight-line rent accruals (i.e., the straight-line rent accruals in the 2020 period were higher than the accruals in the 2021 period due primarily to lease extensions at several properties at which tenants were provided rent abatements in the 2020 period), and
●a $723,000 net increase in general and administrative expense related to non-cash compensation expense of RSUs and restricted stock.

Offsetting the decrease is:

●a $266,000 decrease in prepayment costs on debt,
●a $249,000 increase in lease termination fee income, and
●a $120,000 increase in other income primarily from a fee received in connection with a lease assignment.

See “—Results of Operations” for further information about these changes.

AFFO increased $681,000, or 7.2%, for the three months ended June 30, 2021 from the corresponding 2020 period due primarily to:

●a $373,000 decrease in interest expense,
●a $233,000 increase in rental income – this increase is due to the elimination of straight-line rent accruals which are excluded in calculating AFFO, and
●a $122,000 increase in equity in earnings of unconsolidated joint ventures – this increase is due to the elimination of straight-line rent accruals, primarily for the Regal lease extension at our Manahawkin joint venture property in 2020.

See “—Results of Operations” and the discussion of FFO below for further information about these changes.

FFO decreased $545,000, or 6.6%, for the three months ended June 30, 2021 from the corresponding 2020 period due primarily to the factors contributing to the change in AFFO as well as:

●an $813,000 decrease in rental income related to straight-line rent accruals (i.e., the straight-line rent accruals in the 2020 period were higher than the accruals in the 2021 period due to lease extensions at several properties at which tenants were provided rent abatements), and
●a $356,000 net increase in general and administrative expense related to non-cash compensation expense of RSUs and restricted stock.

Offsetting the decrease is a $117,000 increase in lease termination fee income.

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

We use interest rate swaps to limit interest rate risk on variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes. At June 30, 2021, our aggregate liability in the event of the early termination of our swaps was $2.8 million.

At June 30, 2021, we had 21 interest rate swap agreements outstanding. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of June 30, 2021, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $1.7 million and the net unrealized loss on derivative instruments would have decreased by $1.7 million. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $1.7 million and the net unrealized loss on derivative instruments would have increased by $1.7 million. These changes would not have any impact on our net income or cash.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 5. Other Information

On August 3, 2021, our compensation committee adopted a 2021 Pay-for-Performance Program (the “Program”) under the 2019 Incentive Plan (the “Plan”) pursuant to which we awarded 15 participants an aggregate of up to 80,700 restricted stock units (“the 2021 RSUs”). The following is a summary of the Program.

Each 2021 RSU is exchangeable for one share of common stock and, subject to the applicable participant’s continued relationship with us, is earned in June 2024 upon satisfaction of performance goals (i.e., achievement of specified goals in average annual return of capital (“ROC”)) or market goals (i.e., achievement of specified goals in average annual total stockholder return (“TSR”)) during the three-year Performance Cycle (the “Performance Cycle”) commencing July 1, 2021. (The performance goals and market goals are referred to collectively as the “Performance Goals”.) Each participant also received a cash-settled dividend equivalent right related to the 2021 RSUs. The 2021 RSUs may not be sold, transferred assigned or pledged, are not entitled to vote and, except in connection with the dividend equivalent rights, are not entitled to dividends.

Performance Criteria

The number of 2021 RSUs that vest, upon satisfaction of the Performance Goals will be determined by the compensation committee as soon as practicable after the completion of the Performance Cycle using the following criteria:

Return on Capital:  Fifty percent of the 2021 RSUs issued to each participant are subject to satisfaction of an average annual return on capital metric over the Performance Cycle (the “ROC-RSU”).  If the average annual return on capital (as calculated pursuant to the Program) for the Performance Cycle is:

●	at least 8.75%, the maximum number of ROC-RSUs vest,
●	less than 6%, none of the ROC-RSUs vest, and
●	equal to or greater than 6% and less than 8.75%, the number of such units that vest will be determined by linear interpolation.

Total Stockholder Return:  Fifty percent of the 2021 Units issued to each participant, are subject to satisfaction of an average annual total stockholder return (as calculated pursuant to the Program) over the Performance Cycle (the “TSR-RSUs”). If the average annual total stockholder return for the Performance Cycle is:

●	at least 11%, the maximum number of TSR-RSUs vest,
●	less than 6%, none of the TSR-RSUs vest, and
●	equal to or greater than 6% and less than 11%, the number of such units that vest will be determined by linear interpolation.

Dividend Equivalent Rights

Each participant was also granted dividend equivalent rights with respect to the 2021 RSUs entitling such person to an amount in cash equal to the aggregate amount of the cash dividends that would have been paid in respect of the shares underlying such RSUs had such shares been outstanding (as of the applicable record date with respect to the payment of the related dividend) during the Performance Cycle applicable to such RSUs. These amounts are only payable with respect to 2021 RSUs that vest.

Grants of RSUs to Named Executive Officers

Patrick J. Callan, Jr., David W. Kalish, Lawrence G. Ricketts, Jr., Matthew J. Gould and Fredric H. Gould, the individuals identified as our named executive officers in our proxy statement dated April 26, 2021, were awarded 14,500, 5,000, 11,500, 5,000 and 5,000, 2021 RSUs, respectively.

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
101

The following financial statements and notes from the One Liberty Properties, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 filed on August 5, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

ONE LIBERTY PROPERTIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: August 5, 2021	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: August 5, 2021	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)