Form 10-Q
period 2021-09-30
ONE LIBERTY PROPERTIES INC
filed 2021-11-05
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, the registrant had 20,911,183 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	September 30,	December 31,
	2021	2020
ASSETS	(Unaudited)
Real estate investments, at cost
Land	$180,760	$190,391
Buildings and improvements	653,695	648,667
Total real estate investments, at cost	834,455	839,058
Less accumulated depreciation	157,499	147,136
Real estate investments, net	676,956	691,922

Investment in unconsolidated joint ventures	10,178	10,702
Cash and cash equivalents	13,740	12,705
Unbilled rent receivable	14,470	15,438
Unamortized intangible lease assets, net	21,498	24,703
Escrow, deposits and other assets and receivables	15,131	20,667
Total assets(1)	$751,973	$776,137
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of $3,477 and $3,845 of deferred financing costs, respectively	$403,452	$429,704
Line of credit, net of $270 and $425 of deferred financing costs, respectively	2,930	12,525
Dividends payable	9,416	9,261
Accrued expenses and other liabilities	20,374	21,498
Unamortized intangible lease liabilities, net	10,702	11,189
Total liabilities(1)	446,874	484,177

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 50,000 shares authorized; 20,178 and 19,878 shares issued and outstanding	20,178	19,878
Paid-in capital	319,608	313,430
Accumulated other comprehensive loss	(2,350)	(5,002)
Distributions in excess of net income	(33,264)	(37,539)
Total One Liberty Properties, Inc. stockholders’ equity	304,172	290,767
Non-controlling interests in consolidated joint ventures(1)	927	1,193
Total equity	305,099	291,960
Total liabilities and equity	$751,973	$776,137
(1)	The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 6. The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $10,365 and $12,158 of land, $18,454 and $23,372 of building and improvements, net of $4,780 and $5,232 of accumulated depreciation, $3,738 and $3,679 of other assets included in other line items, $19,362 and $23,530 of real estate debt, net, $1,495 and $1,278 of other liabilities included in other line items and $927 and $1,193 of non-controlling interests as of September 30, 2021 and December 31, 2020, respectively.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Rental income, net	$20,349	$21,071	$61,338	$63,171
Lease termination fees	87	—	336	—
Total revenues	20,436	21,071	61,674	63,171

Operating expenses:
Depreciation and amortization	5,596	5,723	17,055	17,201
General and administrative (see Note 9 for related party information)	3,559	3,456	10,970	10,244
Real estate expenses (see Note 9 for related party information)	3,199	3,451	10,272	10,098
State taxes	55	75	221	227
Impairment due to casualty loss	—	430	—	430
Total operating expenses	12,409	13,135	38,518	38,200

Other operating income
Gain on sale of real estate, net	1,277	10,316	22,768	14,568
Operating income	9,304	18,252	45,924	39,539

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	77	132	75	186
Equity in earnings from sale of unconsolidated joint venture properties	801	—	801	121
Prepayment costs on debt	(38)	(58)	(837)	(1,123)
Other income (see Note 13)	678	453	865	462
Interest:
Expense	(4,365)	(4,752)	(13,573)	(14,583)
Amortization and write-off of deferred financing costs	(245)	(301)	(754)	(760)

Net income	6,212	13,726	32,501	23,842
Net income attributable to non-controlling interests	(153)	(1)	(151)	(7)
Net income attributable to One Liberty Properties, Inc.	$6,059	$13,725	$32,350	$23,835

Weighted average number of common shares outstanding:
Basic	20,115	19,640	20,044	19,483
Diluted	20,273	19,686	20,198	19,511

Per common share attributable to common stockholders:
Basic	$.29	$.67	$1.56	$1.17
Diluted	$.28	$.67	$1.55	$1.17

Cash distributions per share of common stock	$.45	$.338	$1.35	$1.013
Stock distributions per share of common stock	$—	$.112	$—	$.337

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$6,212	$13,726	$32,501	$23,842

Other comprehensive income
Net unrealized gain (loss) on derivative instruments	317	394	2,659	(3,995)
Comprehensive income	6,529	14,120	35,160	19,847

Net income attributable to non-controlling interests	(153)	(1)	(151)	(7)
Adjustment for derivative instruments attributable to non-controlling interests	(3)	(2)	(7)	6

Comprehensive income attributable to One Liberty Properties, Inc.	$6,373	$14,117	$35,002	$19,846

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

					Non-Controlling
			Accumulated	Accumulated	Interests in
			Other	Distributions	Consolidated
	Common	Paid-in	Comprehensive	in Excess of	Joint
	Stock	Capital	Income (Loss)	Net Income	Ventures	Total
Balances, December 31, 2020	$19,878	$313,430	$(5,002)	$(37,539)	$1,193	$291,960
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,329)	—	(9,329)
Restricted stock vesting	130	(130)	—	—	—	—
Contribution from non-controlling interest	—	—	—	—	20	20
Distributions to non-controlling interests	—	—	—	—	(13)	(13)
Compensation expense – restricted stock and RSUs	—	1,343	—	—	—	1,343
Net income (loss)	—	—	—	2,962	(5)	2,957
Other comprehensive income	—	—	1,498	—	3	1,501
Balances, March 31, 2021	20,008	314,643	(3,504)	(43,906)	1,198	288,439
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,330)	—	(9,330)
Restricted stock vesting	16	(16)	—	—	—	—
Contribution from non-controlling interest	—	—	—	—	5	5
Distributions to non-controlling interests	—	—	—	—	(11)	(11)
Compensation expense – restricted stock and RSUs	—	1,685	—	—	—	1,685
Net income	—	—	—	23,329	3	23,332
Other comprehensive income	—	—	840	—	1	841
Balances, June 30, 2021	20,024	316,312	(2,664)	(29,907)	1,196	304,961
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,416)	—	(9,416)
Restricted stock unit vesting	74	(74)	—	—	—	—
Shares issued through equity offering program—net	49	1,375	—	—	—	1,424
Shares issued through dividend reinvestment plan	31	832	—	—	—	863
Distributions to non-controlling interests	—	—	—	—	(425)	(425)
Compensation expense – restricted stock and RSUs	—	1,163	—	—	—	1,163
Net income	—	—	—	6,059	153	6,212
Other comprehensive income	—	—	314	—	3	317
Balances, September 30, 2021	$20,178	$319,608	$(2,350)	$(33,264)	$927	$305,099

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except per Share Data)

(Unaudited) (Continued)

					Non-Controlling
			Accumulated	Accumulated	Interests in
			Other	Distributions	Consolidated
	Common	Paid-in	Comprehensive	in Excess of	Joint
	Stock	Capital	Income (Loss)	Net Income	Ventures	Total
Balances, December 31, 2019	$19,251	$301,517	$(1,623)	$(28,382)	$1,221	$291,984
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,036)	—	(9,036)
Restricted stock vesting	122	(122)	—	—	—	—
Shares issued through dividend reinvestment plan	7	159	—	—	—	166
Distributions to non-controlling interests	—	—	—	—	(8)	(8)
Compensation expense – restricted stock and RSUs	—	976	—	—	—	976
Net income	—	—	—	7,826	5	7,831
Other comprehensive loss	—	—	(4,809)	—	(9)	(4,818)
Balances, March 31, 2020	19,380	302,530	(6,432)	(29,592)	1,209	287,095
Distributions – common stock
Cash – $.225 per share	—	—	—	(4,535)	—	(4,535)
Stock – $.225 per share	—	—	—	(4,534)	—	(4,534)
Shares issued through dividend reinvestment plan	70	790	—	—	—	860
Distributions to non-controlling interests	—	—	—	—	(5)	(5)
Compensation expense – restricted stock and RSUs	—	1,329	—	—	—	1,329
Net income	—	—	—	2,284	1	2,285
Other comprehensive income	—	—	428	—	1	429
Balances, June 30, 2020	19,450	304,649	(6,004)	(36,377)	1,206	282,924
Distributions – common stock
Cash – $.338 per share	—	—	—	(6,898)	—	(6,898)
Stock – $.112 per share	—	—	—	(2,300)	—	(2,300)
Shares issued through stock dividend	263	4,268	—	—	—	4,531
Restricted stock unit vesting	24	(24)	—	—	—	—
Contribution from non-controlling interest	—	—	—	—	10	10
Distributions to non-controlling interests	—	—	—	—	(5)	(5)
Compensation expense – restricted stock and RSUs	—	1,136	—	—	—	1,136
Net income	—	—	—	13,725	1	13,726
Other comprehensive income	—	—	392	—	2	394
Balances, September 30, 2020	$19,737	$310,029	$(5,612)	$(31,850)	$1,214	$293,518

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$32,501	$23,842
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(22,768)	(14,568)
Impairment due to casualty loss	—	430
Increase in unbilled rent receivable	(79)	(1,670)
Amortization and write-off of intangibles relating to leases, net	(606)	(556)
Amortization of restricted stock and RSU expense	4,191	3,441
Equity in earnings of unconsolidated joint ventures	(75)	(186)
Equity in earnings from sale of unconsolidated joint venture properties	(801)	(121)
Distributions of earnings from unconsolidated joint ventures	1,303	116
Depreciation and amortization	17,055	17,201
Amortization and write-off of deferred financing costs	754	760
Payment of leasing commissions	(608)	(189)
Decrease (increase) in escrow, deposits, other assets and receivables	4,936	(3,962)
Increase in accrued expenses and other liabilities	757	1,141
Net cash provided by operating activities	36,560	25,679

Cash flows from investing activities:
Purchase of real estate	(16,491)	(28,504)
Improvements to real estate	(3,050)	(632)
Investments in ground leased property	(1,353)	—
Net proceeds from sale of real estate	47,214	25,070
Insurance recovery proceeds due to casualty loss	550	150
Distributions of capital from unconsolidated joint ventures	97	270
Net cash provided by (used in) investing activities	26,967	(3,646)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(10,590)	(9,568)
Repayment of mortgages payable	(26,630)	(11,815)
Proceeds from mortgage financings	10,600	18,200
Proceeds from sale of common stock, net	1,424	—
Proceeds from bank line of credit	12,700	41,500
Repayment on bank line of credit	(22,450)	(35,800)
Issuance of shares through dividend reinvestment plan	863	1,026
Payment of financing costs	(229)	(189)
Capital contributions from non-controlling interest	25	10
Distributions to non-controlling interests	(449)	(18)
Cash distributions to common stockholders	(27,920)	(22,540)
Net cash used in financing activities	(62,656)	(19,194)

Net increase in cash, cash equivalents and restricted cash	871	2,839
Cash, cash equivalents and restricted cash at beginning of year	13,564	11,968
Cash, cash equivalents and restricted cash at end of period	$14,435	$14,807

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$14,546	$15,563
Supplemental disclosure of non-cash investing activity:
Purchase accounting allocation - intangible lease assets	$1,758	$3,905
Purchase accounting allocation - intangible lease liabilities	(596)	(568)
Lease liabilities arising from the recognition of right of use assets	—	2,858
Supplemental disclosure of non-cash financing activity:
Common stock dividend - portion paid in shares of common stock	$—	$4,531

(Continued on next page)

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30,
	2021	2020
Cash and cash equivalents	$13,740	$14,193
Restricted cash included in escrow, deposits and other assets and receivables	695	614
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$14,435	$14,807

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2021

NOTE 1 – ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial, retail, restaurant, health and fitness, and theater properties, many of which are subject to long-term net leases. As of September 30, 2021, OLP owns 122 properties, including three properties owned by consolidated joint ventures and three properties owned by unconsolidated joint ventures. The 122 properties are located in 30 states.

NOTE 2 – SUMMARY ACCOUNTING POLICIES

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Company assesses the fair value of the lease intangibles based on estimated cash flow projections that utilize available market information; such inputs are categorized as Level 3 inputs in the fair value hierarchy. In valuing an acquired property’s intangibles, factors considered by management include estimates of carrying costs (e.g., real estate taxes, insurance, other operating expenses), lost rental revenue during the expected lease-up periods based on its evaluation of current market demand and discount rates. Management also estimates costs to execute similar leases, including leasing commissions and tenant improvements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2021 (Continued)

NOTE 2 – SUMMARY ACCOUNTING POLICIES (CONTINUED)

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

SEPTEMBER 30, 2021 (Continued)

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

The components of lease revenues are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Fixed lease revenues	$17,602	$17,953	$52,502	$53,935
Variable lease revenues	2,581	2,935	8,230	8,680
Lease revenues (a)	$20,183	$20,888	$60,732	$62,615
(a)	Excludes amortization related to lease intangible assets and liabilities of $166 and $606 for the three and nine months ended September 30, 2021, respectively, and $183 and $556 for the three and nine months ended September 30, 2020, respectively.

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

During the year ended December 31, 2020, in response to requests for rent relief from tenants impacted by the COVID-19 pandemic and the governmental and non-governmental responses thereto, the Company deferred and accrued $3,360,000 of rent payments, excluding amounts related to Regal Cinemas as described below. For 2020, the three and nine months ended September 30, 2021 and for October 2021, the Company collected $497,000, $512,000, $2,241,000 and $143,000, respectively, of such deferred rents. The $479,000 balance of deferred rents is deemed collectible and is expected to be collected during the remainder of 2021 through 2023.

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due by reviewing the tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. In February 2021, the Company executed lease amendments with Regal Cinemas, a tenant at two properties, which was adversely affected by the pandemic. In connection with the lease amendments, the Company did not accrue and agreed to defer an aggregate of $1,449,000 of rent otherwise payable from September 2020 through August 2021, the tenant agreed to pay an aggregate of $441,000 of rent during that same period and the parties extended the lease for one of these properties for two years. Through October 31, 2021, the tenant is current on all lease payments in accordance with these lease amendments. The Company did not accrue the deferred rents due from September 2020 through August 2021 as collections were deemed less than probable. The Company has assessed the collectability of all recorded lease payments as probable as of September 30, 2021.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2021 (Continued)

NOTE 3 – LEASES (CONTINUED)

Minimum Future Rents

As of September 30, 2021, the minimum future contractual rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual rents do not include (i) straight-line rent or amortization of intangibles, (ii) COVID-19 lease deferral repayments accrued to rental income in 2020 and (iii) variable lease payments as described above.

From October 1 – December 31, 2021	$17,590
For the year ending December 31,
2022	66,237
2023	60,402
2024	52,268
2025	47,809
2026	43,755
Thereafter	146,220
Total	$434,281

Lease Termination Fees

In January 2021, the Company received $350,000 as a lease termination fee from a retail tenant in connection with the tenant’s exercise of its lease termination option. The Company is amortizing this fee to revenues over the revised lease term expiring January 15, 2022.

In December 2020, the Company received $88,000 as a lease termination fee from an industrial tenant in connection with the tenant’s exercise of its lease termination option. The Company amortized this fee to revenues over the revised lease term which expired May 31, 2021.

Lessee Accounting

Ground Lease

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The ground lease expires March 3, 2025 and provides for up to four, 5-year renewal options and one seven-month renewal option. As of September 30, 2021, the remaining lease term, including renewal options deemed exercised, is 13.4 years. The Company recognized lease expense related to this ground lease of $150,000 and $449,000 for the three and nine months ended September 30, 2021, respectively, and $121,000 and $383,000 for the three and nine months ended September 30, 2020, respectively, which is included in Real estate expenses on the consolidated statements of income.

Office Lease

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a 5-year renewal option. As of September 30, 2021, the remaining lease term, including the renewal option deemed exercised, is 15.3 years. The Company recognized lease expense related to this office lease of $14,000 and $41,000 for the three and nine months ended September 30, 2021, respectively, and $14,000 and $42,000 for the three and nine months ended September 30, 2020, respectively, which is included in General and administrative expenses on the consolidated statements of income.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2021 (Continued)

NOTE 3 – LEASES (CONTINUED)

Minimum Future Lease Payments

As of September 30, 2021, the minimum future lease payments related to the operating ground and office leases are as follows (amounts in thousands):

From October 1 – December 31, 2021	$128
For the year ending December 31,
2022	506
2023	507
2024	557
2025	626
2026	627
Thereafter	6,220
Total undiscounted cash flows	$9,171
Present value discount	(1,888)
Lease liability	$7,283

NOTE 4 – REAL ESTATE ACQUISITIONS

The following tables detail the Company’s real estate acquisitions and allocations of the purchase price during the nine months ended September 30, 2021 (amounts in thousands). The Company determined that with respect to each of these acquisitions, the gross assets acquired are concentrated in a single identifiable asset. Therefore, these transactions do not meet the definition of a business and are accounted for as asset acquisitions. As such, direct transaction costs associated with these asset acquisitions have been capitalized to the real estate assets acquired and will be depreciated over the respective useful lives.

		Contract		Capitalized
	Date	Purchase	Terms of	Transaction
Description of Property	Acquired	Price	Payment	Costs
Pureon industrial facility,
Monroe, North Carolina	May 27, 2021	$7,000	Cash and $4,500 mortgage (a)	$60
Multi-tenant industrial facility,
Lehigh Acres, Florida	September 29, 2021	9,355	Cash and $6,100 mortgage (a)	76
Totals for 2021		$16,355		$136
(a)	Simultaneously with the acquisition of each property, the Company obtained new mortgage debt which bears interest at rates of 3.25% and 3.17% and mature in 2027 and 2031, respectively.

The Company assessed the fair value of the tangible assets of the properties as of the acquisition date using an income approach with a market capitalization rate which is a Level 3 unobservable input in the fair value hierarchy. The market capitalization rate was 7.0% for the Monroe, North Carolina property and 6.75% for the Lehigh Acres, Florida property.

		Building &	Intangible Lease
Description of Property	Land	Improvements	Asset	Liability	Total
Pureon, Inc. industrial facility,
Monroe, North Carolina	$897	$5,106	$1,057	$—	$7,060
Multi-tenant industrial facility,
Lehigh Acres, Florida	1,933	7,393	701	(596)	9,431
Totals for 2021	$2,830	$12,499	$1,758	$(596)	$16,491

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2021 (Continued)

NOTE 4 – REAL ESTATE ACQUISITIONS (CONTINUED)

The Company has entered into a contract to purchase a warehouse distribution center in Omaha, Nebraska for $8,000,000 which is expected to close in November 2021.

NOTE 5 – SALES OF PROPERTIES

The following table details the Company’s sales of real estate during the nine months ended September 30, 2021 and 2020 (amounts in thousands):

		Gross	Gain on Sale of		Mortgage	Prepayment
Description of Property	Date Sold	Sales Price	Real Estate, Net		Prepaid on Sale	Costs on Debt
Whole Foods retail property & parking lot,
West Hartford, Connecticut	June 17, 2021	$40,510	$21,469	(a)	$15,403	$799
Vacant retail property,
Philadelphia, Pennsylvania (b)	July 1, 2021	8,300	1,299		3,574	26
Totals - nine months ended September 30, 2021		$48,810	$22,768		$18,977	$825

Hobby Lobby retail property,
Onalaska, Wisconsin	February 11, 2020	$7,115	$4,252	(c)	$3,332	$290
CarMax retail property,
Knoxville, Tennessee	July 1, 2020	18,000	10,316	(c)	8,483	833 (d)
Totals - nine months ended September 30, 2020		$25,115	$14,568		$11,815	$1,123
(a)	As a result of the sale, the Company also wrote-off, as a reduction to Gain on sale of real estate, net, $1,148 of unbilled rent receivable and $967 of unamortized intangible lease assets.
(b)	This property was owned by a consolidated joint venture in which the Company held a 90% interest. The non-controlling interest’s share of the gain was $130.
(c)	As a result of the Wisconsin and Tennessee property sales, the Company also wrote-off, as a reduction to Gain on sale of real estate, net, unbilled rent receivables of $170 and $122, respectively.
(d)	The Company recognized $775 and $58 of the prepayment cost on debt during the three months ended June 30, 2020 and September 30, 2020, respectively.

NOTE 6 – VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITY AND CONSOLIDATED JOINT VENTURES

Variable Interest Entity – Ground Lease

The Company determined it has a variable interest through its ground lease at its Beachwood, Ohio property (“The Vue”), and the owner/operator is a VIE because its equity investment at risk is insufficient to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of this VIE because the Company does not have power over the activities that most significantly impact the owner/operator’s economic performance and therefore, does not consolidate this VIE for financial statement purposes. Accordingly, the Company accounts for this investment as land and the revenues from the ground lease as Rental income, net. Ground lease rental income amounted to $243,000 and $729,000 for the three and nine months ended September 30, 2020, respectively. No ground lease rental income was collected during the three and nine months ended September 30, 2021.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2021 (Continued)

NOTE 6 – VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITY AND CONSOLIDATED JOINT VENTURES (CONTINUED)

As of September 30, 2021, the VIE’s maximum exposure to loss was $15,410,000 which represented the carrying amount of the land. In purchasing the property in 2016, the owner/operator obtained a mortgage for $67,444,000 from a third party which, together with the Company’s purchase of the land, provided substantially all of the funds to acquire the multi-family property. The Company provided its land as collateral for the owner/operator’s mortgage loan; accordingly, the land position is subordinated to the mortgage. The mortgage balance was $66,307,000 as of September 30, 2021.

Pursuant to the ground lease, as amended, the Company agreed, in its discretion, to fund 78% of (i) any operating expense shortfalls at the property and (ii) any capital expenditures required at the property. The Company funded $221,000 and $1,353,000 during the three and nine months ended September 30, 2021, respectively, and an additional $238,000 from October 1 through November 1, 2021. These amounts are included as part of the carrying amount of the land.

Variable Interest Entities – Consolidated Joint Ventures

The Company has determined the three consolidated joint ventures in which it holds between a 90% to 95% interest are VIEs because the non-controlling interests do not hold substantive kick-out or participating rights. The Company has determined it is the primary beneficiary of these VIEs as it has the power to direct the activities that most significantly impact each joint venture’s performance including management, approval of expenditures, and the obligation to absorb the losses or rights to receive benefits. Accordingly, the Company consolidates the operations of these VIEs for financial statement purposes. The VIEs’ creditors do not have recourse to the assets of the Company other than those held by the applicable joint venture.

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	September 30,	December 31,
	2021	2020 (a)
Land	$10,365	$12,158
Buildings and improvements, net of accumulated depreciation of $4,780 and $5,232, respectively	18,454	23,372
Cash	1,060	1,102
Unbilled rent receivable	1,008	861
Unamortized intangible lease assets, net	567	627
Escrow, deposits and other assets and receivables	1,103	1,089
Mortgages payable, net of unamortized deferred financing costs of $206 and $253, respectively	19,362	23,530
Accrued expenses and other liabilities	1,007	752
Unamortized intangible lease liabilities, net	488	526
Accumulated other comprehensive loss	(47)	(127)
Non-controlling interests in consolidated joint ventures	927	1,193
(a)	Includes a consolidated joint venture, in which the Company held an 90% interest, located in Philadelphia, Pennsylvania which was sold in July 2021 (see Note 5).

As of September 30, 2021 and December 31, 2020, MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in three consolidated joint ventures in which the Company has aggregate equity investments of approximately $4,730,000 and $7,495,000, respectively.

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and may not be pro rata to the equity interest each partner has in the applicable venture.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2021 (Continued)

NOTE 7 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of September 30, 2021 and December 31, 2020, the Company participated in three unconsolidated joint ventures, each of which owns and operates one property; the Company’s equity investment in these ventures totaled $10,178,000 and $10,702,000, respectively. The Company recorded equity in earnings of $77,000 and $75,000 for the three and nine months ended September 30, 2021, respectively, and equity in earnings of $132,000 and $186,000 for the three and nine months ended September 30, 2020, respectively.

On July 12, 2021, an unconsolidated joint venture sold a portion of its land, located in Savannah, Georgia for $2,559,000, net of closing costs. The Company’s 50% share of the gain from this sale was $801,000, which is included in Equity in earnings from sale of unconsolidated joint venture properties on the consolidated statements of income for the three and nine months ended September 30, 2021. The unconsolidated joint venture retained approximately 2.2 acres of land at this property.

As of September 30, 2021 and December 31, 2020, MCB and the Company are partners in an unconsolidated joint venture in which the Company’s equity investment is approximately $8,685,000 and $8,761,000, respectively.

NOTE 8 – DEBT OBLIGATIONS

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	September 30,	December 31,
	2021	2020
Mortgages payable, gross	$406,929	$433,549
Unamortized deferred financing costs	(3,477)	(3,845)
Mortgages payable, net	$403,452	$429,704

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

The facility, which matures December 31, 2022, provides for an interest rate equal to the one month LIBOR rate plus an applicable margin ranging from 175 basis points to 300 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility. The applicable margin was 175 and 200 basis points at September 30, 2021 and 2020, respectively. An unused facility fee of .25% per annum applies to the facility. The average interest rate on the facility was approximately 1.86% and 2.64% for the nine months ended September 30, 2021 and 2020, respectively. The Company was in compliance with all covenants under this facility at September 30, 2021.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2021 (Continued)

NOTE 8 – DEBT OBLIGATIONS (CONTINUED)

The following table details the Line of credit, net, balances per the consolidated balance sheets (amounts in thousands):

	September 30,	December 31,
	2021	2020
Line of credit, gross	$3,200	$12,950
Unamortized deferred financing costs	(270)	(425)
Line of credit, net	$2,930	$12,525

At November 1, 2021, there was an outstanding balance of $6,700,000 (before unamortized deferred financing costs) and $20,000,000 was available for operating expense purposes under the facility.

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

In consideration for the Services, the Company paid Majestic $766,000 and $2,330,000 for the three and nine months ended September 30, 2021, respectively, and $758,000 and $2,239,000 for the three and nine months ended September 30, 2020, respectively. Included in these fees are $330,000 and $1,021,000 of property management costs for the three and nine months ended September 30, 2021, respectively, and $321,000 and $930,000 of property management costs for the three and nine months ended September 30, 2020, respectively. The amounts paid for property management services is based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic with respect to properties managed by third parties. The Company also paid Majestic, pursuant to the compensation and services agreement, $74,000 and $221,000 for the three and nine months ended September 30, 2021, respectively, and $69,000 and $206,000 for the three and nine months ended September 30, 2020, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies. The Company does not pay Majestic for such services except as described in this paragraph.

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and restricted stock units (“RSUs”) under the Company’s stock incentive plans (described in Note 11). The related expense charged to the Company’s operations was $581,000 and $1,971,000 for the three and nine months ended September 30, 2021, respectively, and $453,000 and $1,356,000 for the three and nine months ended September 30, 2020, respectively.

The amounts paid under the compensation and services agreement (except for the property management costs which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income.

Joint Venture Partners and Affiliates

The Company paid an aggregate of $21,000 and $59,000 for the three and nine months ended September 30, 2021, respectively, and $20,000 and $56,000 for the three and nine months ended September 30, 2020, respectively, to its consolidated joint venture partners or their affiliates (none of whom are officers, directors, or employees of the Company) for property management services, which are included in Real estate expenses on the consolidated statements of income.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2021 (Continued)

NOTE 9 – RELATED PARTY TRANSACTIONS (CONTINUED)

The Company’s unconsolidated joint ventures paid management fees of $28,000 and $88,000 for the three and nine months ended September 30, 2021, respectively, and $27,000 and $68,000 for the three and nine months ended September 30, 2020, respectively, to the other partner of the venture, which reduced Equity in earnings on the consolidated statements of income by $14,000 and $44,000 for the three and nine months ended September 30, 2021, respectively, and $14,000 and $34,000 for the three and nine months ended September 30, 2020, respectively. Additionally, during the nine months ended September 30, 2020, an unconsolidated joint venture of the Company paid a leasing commission and development fee totaling $75,000 to the other partner of the venture, which was included in Investment in unconsolidated joint ventures on the consolidated balance sheet as of December 31, 2020.

Other

During 2021 and 2020, the Company paid quarterly fees of $74,500 to the Company’s chairman and $29,800 to the Company’s vice-chairman. These fees are included in General and administrative expenses on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party, and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties. Amounts reimbursed to Gould Investors were $1,402,000 during the three and nine months ended September 30, 2021. Included in Real estate expenses on the consolidated statements of income is insurance expense of $366,000 and $928,000 for the three and nine months ended September 30, 2021, respectively, and $307,000 and $797,000 for the three and nine months ended September 30, 2020, respectively. The balance of amounts reimbursed to Gould Investors represents prepaid insurance and is included in Other assets on the consolidated balance sheets.

NOTE 10 – EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing net income allocable to common stockholders for each period by the weighted average number of shares of common stock outstanding during the applicable period. Net income is also allocated to the unvested restricted stock outstanding during each period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of September 30, 2021, the shares of common stock underlying the RSUs awarded between 2019 and 2021 under the 2019 Incentive Plan (see Note 11) are excluded from the basic earnings per share calculation, as these units are not participating securities.

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

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator for basic and diluted earnings per share:
Net income	$6,212	$13,726	$32,501	$23,842
Deduct net income attributable to non-controlling interests	(153)	(1)	(151)	(7)
Deduct earnings allocated to unvested restricted stock (a)	(318)	(472)	(1,108)	(947)
Net income available for common stockholders: basic and diluted	$5,741	$13,253	$31,242	$22,888
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	20,115	19,640	20,044	19,483
Weighted average number of common shares issued through stock dividend	—	34	—	11
Effect of dilutive securities: RSUs	158	12	154	17
Denominator for diluted earnings per share:
Weighted average number of shares	20,273	19,686	20,198	19,511

Earnings per common share, basic	$.29	$.67	$1.56	$1.17
Earnings per common share, diluted	$.28	$.67	$1.55	$1.17

________________________________________________________________

(a)	Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2021 (Continued)

NOTE 10 – EARNINGS PER COMMON SHARE (CONTINUED)

The following table identifies the number of shares of common stock underlying the RSUs that are included in the calculation, on a diluted basis, of the weighted average number of shares of common stock:

Three and Nine Months Ended September 30, 2021 (a):
	Total Number	Shares Included Based on
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares (b)	Capital Metric	Return Metric	Total	Excluded (c)
July 1, 2019	75,026	37,513	37,513	75,026	—
August 3, 2020	75,026	37,513	37,513	75,026	—
August 3, 2021	80,700	23,375	17,722	41,097	39,603
Totals	230,752	98,401	92,748	191,149	39,603

Three and Nine Months Ended September 30, 2020 (d):
	Total Number	Shares Included Based on
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares (b)(e)	Capital Metric	Return Metric	Total	Excluded (c)
July 1, 2018 (f)	73,750	26,456	—	26,456	47,294
July 1, 2019	75,026	25,724	—	25,724	49,302
August 3, 2020	75,026	37,513	—	37,513	37,513
Totals	223,802	89,693	—	89,693	134,109
(a)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is September 30, 2021.
(b)	The RSUs awarded in 2019, 2020 and 2021 vest, subject to satisfaction of the applicable market and/or performance conditions, as of June 30, 2022, 2023 and 2024, respectively (see Note 11).
(c)	Excluded as the applicable conditions had not been met for these shares at the applicable measurement dates.
(d)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is September 30, 2020.
(e)	During 2019, 2,500 shares of the 2018 award and 2,750 shares of the 2019 award were forfeited (see Note 11).
(f)	With respect to the RSUs awarded July 1, 2018, all 73,750 shares were deemed to have vested; these shares were issued in August 2021 (see Note 11).

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock Dividend

The following table details the Company’s dividend activity for the nine months ended September 30, 2021 and 2020 (amounts in thousands, except per share data):

	Total			Dividend Paid		Cash	Stock
Declaration Date (a)	Dividend	Payable Date	Record Date	Cash %	Stock %	Issued	Issued
March 12, 2021	$9,329	April 7, 2021	March 24, 2021	100.0	n/a	$9,329	n/a
June 10, 2021	$9,330	July 9, 2021	June 25, 2021	100.0	n/a	$9,330	n/a
September 14, 2021	$9,398	October 7, 2021	September 27, 2021	100.0	n/a	$9,398	n/a

March 13, 2020	$9,037	April 7, 2020	March 24, 2020	100.0	n/a	$9,037	n/a
June 10, 2020 (b)(c)	$9,068	July 31, 2020	June 22, 2020	50.0	50.0	$4,537	263
September 9, 2020 (b)(d)	$9,198	October 29, 2020	September 21, 2020	75.0	25.0	$6,901	141
(a)	A dividend of $0.45 per share was declared in each period indicated.
(b)	Stockholders were entitled to elect whether the dividend payable to them would be paid in cash or shares of the Company’s common stock at the percentages indicated, subject to certain limitations.
(c)	The shares of common stock issued were valued at approximately $17.22 per share.
(d)	The shares of common stock issued were valued at approximately $16.27 per share.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2021 (Continued)

NOTE 11 – STOCKHOLDERS’ EQUITY (CONTINUED)

Stock Based Compensation

The Company’s 2019 Incentive Plan (“Plan”), approved by the Company’s stockholders in June 2019, permits the Company to grant, among other things, stock options, restricted stock, RSUs, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company’s common stock is authorized for issuance pursuant to this Plan. As of September 30, 2021, an aggregate of 524,952 shares subject to awards in the form of restricted stock (294,200 shares) and RSUs (230,752 shares) are outstanding under the Plan.

Under the Company’s 2016 equity incentive plan (the “Prior Plan”), as of September 30, 2021, (i) an aggregate of 412,350 shares in the form of restricted stock are outstanding and have not yet vested, and (ii) with respect to 76,250 shares of common stock underlying RSUs that had been granted in each of 2018 and 2017, 73,750 and 24,343 shares were deemed to have vested in 2021 and 2020, respectively, and such shares were issued after the Compensation Committee determined that the metrics with respect to the vesting of such shares had been satisfied. RSUs with respect to the 2,500 and 51,907 share balances under the 2018 and 2017 RSU grants were forfeited in 2019 and 2020, respectively. No additional awards may be granted under the Prior Plan.

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

During the third quarter of 2021, 2020 and 2019, the Company granted RSUs exchangeable for up to 80,700, 75,026 and 77,776 shares of common stock upon satisfaction, through June 30, 2024, June 30, 2023 and June 30, 2022, respectively, of metrics related to average annual total stockholder return (the “TSR Metric”) and average annual return on capital (the “ROC Metric”; together with the TSR Metric, the “Metrics”). Up to 50% of the RSUs vest upon satisfaction of the TSR Metric (the “TSR Awards”) and up to 50% of the RSUs vest upon satisfaction of the ROC Metric (the “ROC Awards”). The RSUs vest only if the recipient maintains a relationship with the Company during the applicable three-year performance cycle. RSUs are not entitled to voting or dividends rights; however, upon vesting, the holders of the RSUs granted in 2021 are entitled to receive an amount equal to the dividends that would have been paid on the underlying shares had such shares been outstanding during the three-year performance cycle. The Company accrued $18,000 for such dividend equivalent rights based on the number of shares underlying the 2021 RSUs that would be issued based on performance and market assumptions determined as of September 30, 2021.

The TSR Metrics and ROC Metrics meet the definition of a market condition and performance condition, respectively. The shares underlying the RSUs are excluded from the shares shown as outstanding on the balance sheet. For the TSR Awards, a third party appraiser prepared a Monte Carlo simulation pricing model to determine the fair value of such awards, which is recognized ratably over the service period. The Monte Carlo valuation consisted of computing the grant date fair value of the awards using the Company’s simulated stock price. For the 2021 TSR awards, the per unit or share fair value was estimated using the following assumptions: an expected life of three years, a dividend rate of 5.91%, a risk-free interest rate of 0.03% - 0.35% and an expected price volatility of 26.74% - 41.53%. For the ROC Awards, the fair value is based on the market value on the date of grant and the performance assumptions are re-evaluated quarterly. The Company does not recognize expense on ROC Awards which it does not expect to vest. During 2019, RSUs exchangeable in 2022 for 2,750 shares were forfeited.

As of September 30, 2021, based on performance and market assumptions, the fair value of the RSUs granted in 2021, 2020 and 2019 is $1,647,000, $962,000 and $1,446,000, respectively. Recognition of such deferred compensation will be charged to General and administrative expense over the respective three-year performance cycles. None of these RSUs were forfeited or vested during the three and nine months ended September 30, 2021.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2021 (Continued)

NOTE 11 – STOCKHOLDERS’ EQUITY (CONTINUED)

The following is a summary of the activity of the equity incentive plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Restricted stock grants:
Number of shares	—	—	151,500	149,550
Average per share grant price	$—	$—	$20.34	$28.10
Deferred compensation to be recognized over vesting period	$—	$—	$3,082,000	$4,202,000

Number of non-vested shares:
Non-vested beginning of period	707,050	701,675	701,675	674,250
Grants	—	—	151,500	149,550
Vested during period	—	—	(145,725)	(122,125)
Forfeitures	(500)	—	(900)	—
Non-vested end of period	706,550	701,675	706,550	701,675

RSU grants:
Number of underlying shares	80,700	75,026	80,700	75,026
Average per share grant price	$30.46	$17.31	$30.46	$17.31
Deferred compensation to be recognized over vesting period	$1,647,000	$861,000	$1,647,000	$861,000

Number of non-vested shares:
Non-vested beginning of period	150,052	148,776	223,802	225,026
Grants	80,700	75,026	80,700	75,026
Vested during period	—	—	(73,750)	(24,343)
Forfeitures	—	—	—	(51,907)
Non-vested end of period	230,752	223,802	230,752	223,802

Restricted stock and RSU grants (based on grant price):
Weighted average per share value of non-vested shares	$25.04	$24.98	$25.04	$24.98
Value of stock vested during the period	$—	$—	$5,165,000	$3,589,000
Weighted average per share value of shares forfeited during the period	$24.84	$—	$24.57	$24.03

Total charge to operations:
Outstanding restricted stock grants	$871,000	$885,000	$2,859,000	$2,644,000
Outstanding RSUs	292,000	251,000	1,332,000	797,000
Total charge to operations	$1,163,000	$1,136,000	$4,191,000	$3,441,000

As of September 30, 2021, total compensation costs of $8,014,000 and $2,499,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average remaining vesting period is 2.3 years for the restricted stock and 1.8 years for the RSUs.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2021 (Continued)

NOTE 11 – STOCKHOLDERS’ EQUITY (CONTINUED)

Shares Issued through the At-the-Market Equity Offering Program

During the three and nine months ended September 30, 2021, the Company sold 49,000 shares for proceeds of $1,489,000, net of commissions of $30,000, and incurred offering costs of $65,000 for professional fees. No shares were sold by the Company during the three and nine months ended September 30, 2020. Subsequent to September 30, 2021 and through November 1, 2021, the Company sold 23,000 shares for proceeds of $717,000, net of commissions of $15,000.

Dividend Reinvestment Plan

In June 2021, the Company reinstated the dividend reinvestment feature of its Dividend Reinvestment Plan (the “DRP”) which had been suspended since June 2020. The DRP, among other things, provides stockholders with the opportunity to reinvest all, or a portion of, their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount of up to 5% from the market price (as such price is calculated pursuant to the DRP). The discount was determined in the Company’s sole discretion and was offered at a 5% discount from market prior to the suspension and is currently being offered at a 3% discount from market. Under the DRP, the Company issued 31,000 shares of common stock during the three and nine months ended September 30, 2021, and 77,000 shares of common stock during the nine months ended September 30, 2020.

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

At September 30, 2021, the $427,567,000 estimated fair value of the Company’s mortgages payable is greater than their $406,929,000 carrying value (before unamortized deferred financing costs) by approximately $20,638,000 assuming a blended market interest rate of 3.20% based on the 6.6 year weighted average remaining term to maturity of the mortgages.

At December 31, 2020, the $461,965,000 estimated fair value of the Company’s mortgages payable is greater than their $433,549,000 carrying value (before unamortized deferred financing costs) by approximately $28,416,000, assuming a blended market interest rate of 3.0% based on the 7.1 year weighted average remaining term to maturity of the mortgages.

At September 30, 2021 and December 31, 2020, the carrying amount of the Company’s line of credit (before unamortized deferred financing costs) of $3,200,000 and $12,950,000, respectively, approximates its fair value.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2021 (Continued)

NOTE 12 – FAIR VALUE MEASUREMENTS (CONTINUED)

Fair Value on a Recurring Basis

As of September 30, 2021, the Company had in effect 20 interest rate derivatives, all of which were interest rate swaps, related to 20 outstanding mortgage loans with an aggregate $61,360,000 notional amount maturing between 2022 and 2026 (weighted average remaining term to maturity of 2.6 years). The Company’s objective in using interest rate swaps is to add stability to interest expense. These interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.02% to 5.16% and a weighted average interest rate of 4.09% at September 30, 2021). The Company does not use derivatives for trading or speculative purposes.

The fair value of the Company’s derivative financial instruments, all of which were financial liabilities, was determined to be the following (amounts in thousands):

		Carrying and	Balance Sheet
Financial liabilities:	As of	Fair Value	Classification
Interest rate swaps	September 30, 2021	$2,352	Other liabilities
	December 31, 2020	5,012

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of September 30, 2021, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy. The Company does not currently own any financial instruments that are measured on a recurring basis and that are classified as Level 1 or 3.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Amount of (loss) gain recognized on derivatives in other comprehensive loss	$(31)	$(31)	$722	$(5,672)
Amount of reclassification from Accumulated other comprehensive loss into Interest expense	(348)	(425)	(1,937)	(1,677)

During the nine months ended September 30, 2021 and 2020, in connection with the sale of three properties and the early payoff of the related mortgages, the Company discontinued hedge accounting on the related interest rate swaps as the hedged forecasted transactions were no longer probable to occur. As such, the Company accelerated the reclassification of amounts from accumulated other comprehensive loss to interest expense which is recorded as Prepayment costs on debt in the consolidated statements of income. Such reclassifications amounted to $24,000 and $808,000 during the three and nine months ended September 30, 2021, respectively, and $58,000 and $1,123,000 for the three and nine months ended September 30, 2020, respectively.

No gain or loss was recognized with respect to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three and nine months ended September 30, 2021 and 2020. During the twelve months ending September 30, 2022, the Company estimates an additional $1,206,000 will be reclassified from Accumulated other comprehensive loss as an increase to Interest expense.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2021 (Continued)

NOTE 12 – FAIR VALUE MEASUREMENTS (CONTINUED)

The derivative agreements in effect at September 30, 2021 provide that if the wholly-owned subsidiary of the Company which is a party to such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for such swap breakage losses.

As of September 30, 2021 and December 31, 2020, the fair value of the derivatives in a liability position, including accrued interest of $85,000 and $120,000, respectively, but excluding any adjustments for non-performance risk, was approximately $2,495,000 and $5,314,000, respectively. In the event the Company had breached the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $2,495,000 and $5,314,000 as of September 30, 2021 and December 31, 2020, respectively. This termination liability value, net of adjustments for non-performance risk of $58,000 and $182,000, is included in Accrued expenses and other liabilities on the consolidated balance sheets at September 30, 2021 and December 31, 2020, respectively.

NOTE 13 – OTHER INCOME

Lease Assignment Fee Income

In March 2021, the Company received a one-time $100,000 fee from a tenant in connection with consenting to a lease assignment related to six of its properties; such amount is included in Other income on the consolidated statement of income for the nine months ended September 30, 2021.

Insurance Recoveries on Hurricane Casualty

In 2020, a portion of a multi-tenanted building at the Company’s Lake Charles, Louisiana property was damaged due to Hurricane Laura and as such, the Company recognized an impairment loss of $430,000 for the damaged portion of the building and recorded a $430,000 receivable, related to its insurance claim, as income on insurance recoveries.

The Company submitted a claim to its insurance carrier, subject to a $250,000 minimum deductible, to cover the (i) estimated $2,200,000 cost to rebuild the damaged portion of the building (of which $150,000 was received in 2020 and $975,000 was received from January through September 2021) and (ii) $251,000 of losses in rental income (of which $216,000 was received from the insurance carrier in July 2021). During the three and nine months ended September 30, 2021, the Company recognized a gain of $675,000 and $695,000, respectively, which is included in Other income on the consolidated statements of income.

Interest Income on Loan Receivable

In December 2020, in connection with a sale of two properties in Houston, Texas, the Company provided a $4,612,500 one-year loan representing 50% of the purchase price as seller-financing to the buyer which was included in other receivables on the consolidated balance sheet at December 31, 2020. The Company received $59,000 of interest income on this loan during the nine months ended September 30, 2021, which is recorded in Other income on the consolidated statements of income. The loan was repaid in full in April 2021.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2021 (Continued)

NOTE 14 – NEW ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. Through the nine months ended September 30, 2021, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company may apply other elections, as applicable, as additional changes in the market occur. The Company continues to evaluate the new guidance to determine the extent to which it may impact the Company’s consolidated financial statements.

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

Currently, a significant risk and uncertainty we face is the impact of the COVID-19 pandemic, the various governmental and non-governmental responses thereto, and the related economic consequences of the foregoing on (i) our and our tenants’ financial condition, results of operations, cash flows and performance, and (ii) the real estate market, global economy and financial markets.  The extent to which the pandemic impacts us, our tenants and the economy generally will depend on future developments, which are highly uncertain and cannot be predicted with confidence.  Additional uncertainties, risks and factors which may cause actual results to differ materially from current expectations include, but are not limited to:

●	the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies;
●	adverse changes and disruptions in the retail, theater and health and fitness sectors, which could impact our tenants’ ability to pay rent and expense reimbursement;
●	loss or bankruptcy of one or more of our tenants, and bankruptcy laws that may limit our remedies if a tenant becomes bankrupt and rejects its lease;
●	our ability to renew or re-lease space as leases expire;
●	our ability to reinvest the proceeds of property sales, and in particular, the proceeds from sales of retail properties, on terms that will generate as or more favorable returns than the properties sold;
●	our ability to identify and complete accretive acquisitions;
●	the ability or willingness of mortgage lenders to make accommodations with respect to our debt service obligations at properties for which we provide rent relief to our tenants or which are otherwise challenged;
●	our ability to pay dividends;
●	changes in governmental laws and regulations relating to real estate and related investments;
●	limitations on our ability to exercise legal remedies due to court closures and/or moratoriums on the exercise of certain types of remedies or activities;
●	the level and volatility of interest rates;
●	general economic and business conditions, including those currently affecting our nation’s economy and real estate markets;
●	general and local real estate conditions, including any changes in the value of our real estate;
●	compliance with credit facility and mortgage debt covenants;
●	the availability of, and costs associated with, sources of capital and liquidity;
●	competition in our industry; and

●	the other risks, uncertainties and factors described in the reports and documents we file with the SEC, including the risks, uncertainties and factors described under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”), and in the Quarterly Reports on Form 10-Q and the other reports we file thereafter with the SEC.

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

Challenges and Uncertainties Facing Certain Tenants and Properties

As more fully described in our Annual Report, and in particular, the sections thereof entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations”, several of our properties face challenges due to the pandemic or other factors. There have been no material changes to the status of such properties as described in our Annual Report other than:

●	The three Regal Cinemas theaters we own (including a theater owned by an unconsolidated joint venture) have, through October 2021, paid all payments required to be made by them pursuant to the lease amendments entered into in February 2021 (see Note 3 to our consolidated financial statements). Beginning (i) September 2021, Regal’s monthly lease payments reverted to the pre-amendment levels and (ii) January 1, 2022, Regal Cinemas is required to pay over 18 months $1.6 million of deferred rent (including $1.4 million from our consolidated properties and our $181,000 share of the rent from the unconsolidated joint venture).
●	The owner/operator of The Vue, a multi-family residential complex in Beachwood, Ohio, has not made rental payments since October 2020 and because this multi-family complex generates negative cash flow, there is uncertainty as to whether and when it will resume making rental payments and the scope thereof. During the nine months ended September 30, 2021, and from October 1 through November 1, 2021, we provided The Vue with funding, all of which has been or will be capitalized, of $1.1 million and $234,000, respectively, for operating expense shortfalls, and $276,000 and $4,000 for capital expenditures, respectively. We anticipate that we will fund additional amounts for this property. See Note 6 to our consolidated financial statements and “- Off-Balance Sheet Arrangement”.

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

We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial, retail (including furniture stores and office supply), restaurant, health and fitness and theater properties, many of which are subject to long-term net leases. As of September 30, 2021, we own 122 properties (including three properties owned by consolidated joint ventures and three properties owned by unconsolidated joint ventures) located in 30 states. Based on square footage, our occupancy rate at September 30, 2021 is approximately 98.2%.

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

We seek to manage the risk of our real property portfolio and the related financing arrangements by (i) diversifying among locations, tenants, scheduled lease expirations, mortgage maturities and lenders, and (ii) minimizing our exposure to interest rate fluctuations. Substantially all of our mortgage debt either bears interest at fixed rates or is subject to interest rate swaps, limiting our exposure to fluctuating interest rates on our outstanding mortgage debt.

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

Over the past several years, we have been addressing the challenges presented by the growth of e-commerce and our exposure to the retail industry by focusing on acquiring industrial properties (including warehouse and distribution facilities) and properties that we believe capitalize on e-commerce activities, and disposing of retail properties which we did not believe to be advantageous to hold for the long-term. Approximately 56.6% of our 2021 contractual base rent (as described below) is derived from industrial properties and 28.0%, 5.4%, 4.8%, 2.8%, and 2.4% from retail, restaurant, health and fitness, theater, and other properties, respectively. We face significant competition in seeking to acquire industrial properties. The returns and cash flow we generate from industrial properties, and in particular, the returns and cash flow generated by the reinvestment in industrial properties of the net proceeds from the sale of retail properties may not be, and in many cases are not, as favorable to us as the returns and cash flow currently generated by our retail properties. Decreases in cash flows or returns on investments resulting from the ongoing transition to the ownership of lower yielding industrial properties from the ownership of higher yielding retail properties will make it more difficult for us to sustain our current level of dividend payments.

Our 2021 contractual base rent is approximately $68.0 million and represents, after giving effect to any abatements, concessions, deferrals or adjustments in effect as of September 30, 2021, the base rent payable to us during the twelve months ending September 30, 2022 under leases in effect at September 30, 2021, excluding an aggregate of $5.1 million comprised of: (i) $1.7 million representing our share of the base rent payable to our unconsolidated joint ventures, (ii) $1.3 million of estimated variable lease payments from The Vue, a multi-family complex which ground leases the underlying land from us and as to which there is uncertainty as to whether and when it will resume making rental payments and the scope thereof, (iii) $724,000 of COVID-19 rent deferral repayments due from Regal Cinemas due from January 1 through September 30, 2022 which was not accrued to rental income, (iv) $565,000 of COVID-19 rent deferral repayments due during the twelve months ending September 30, 2022 which were accrued to rental income in 2020, of which $143,000 was paid by October 31, 2021, and (v) approximately $35,000 of straight-line rent and $750,000 of amortization of intangibles.

The following table sets forth scheduled expirations of leases for our properties as of September 30, 2021 for the periods indicated below:

	Number	Approximate		Contractual
Lease Expiration (1)	of	Square	Contractual	Base Rent
12 Months Ending	Expiring	Footage Subject to	Base Rent Under	Represented by
September 30,	Leases	Expiring Leases (2)	Expiring Leases	Expiring Leases
2022	16	1,126,099	$3,808,714	5.6%
2023	22	893,786	6,108,842	9.0
2024	27	1,047,470	8,620,409	12.7
2025	14	629,368	5,306,641	7.8
2026	13	593,392	3,820,830	5.6
2027	22	1,782,748	11,464,217	16.9
2028	12	772,581	4,475,333	6.6
2029	8	1,043,545	5,260,802	7.7
2030	7	483,230	4,474,866	6.6
2031	7	841,680	4,406,950	6.5
2032 and thereafter	22	1,128,564	10,294,450	15.0
	170	10,342,463	$68,042,054	100.0%
(1)	Lease expirations assume tenants do not exercise existing renewal or termination options.
(2)	Excludes an aggregate of 54,427 square feet of vacant space.

Property Transactions During the Three Months Ended September 30, 2021

On July 1, 2021, we sold a retail property located in Philadelphia, Pennsylvania owned by a consolidated joint venture in which we held a 90% interest for a gross sales price of $8.3 million and paid-off the related $3.6 million mortgage. In the three and nine months ended September 30, 2021, we recognized a gain of $1.3 million from this sale, of which the non-controlling interest’s share was $130,000. For the nine months ended September 30, 2021, we incurred $147,000 of real estate operating expense, $72,000 of mortgage interest expense and, $68,000 of depreciation expense in connection with this property. The property had been vacant since January 2020.

On July 12, 2021, an unconsolidated joint venture sold a portion of its land located in Savannah, Georgia for a gross sales price of $2.7 million. Our 50% share of the gain from this sale, which was recognized in the three and nine months ended September 30, 2021, was $801,000. The venture retained approximately 2.2 acres of land at this property.

On September 29, 2021 we acquired an industrial property located in Lehigh Acres, Florida for a purchase price of $9.4 million, including a ten-year fixed-rate (i.e., 3.17%) mortgage of $6.1 million. This property is leased to two tenants and the average remaining lease term is approximately four years. We estimate that commencing October 1, 2021, the aggregate quarterly rental income (excluding variable lease revenues) will be $178,000, and the quarterly depreciation and amortization expense, and mortgage interest expense from this property will be $95,000, and $48,000, respectively.

Property Transaction Subsequent to September 30, 2021

We anticipate that in November we will complete the purchase, for $8.0 million, of a 101,584 square foot warehouse distribution center in Omaha, Nebraska, and net  leased to Home Depot USA, Inc. The property is leased through 2023 at an annual base rent of $546,000.

Results of Operations

Total revenues

The following table compares total revenues and the components thereof for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Dollars in thousands)	2021	2020	(Decrease)	% Change	2021	2020	(Decrease)	% Change
Rental income, net	$20,349	$21,071	$(722)	(3.4)	$61,338	$63,171	$(1,833)	(2.9)
Lease termination fees	87	—	87	n/a	336	—	336	n/a
Total revenues	$20,436	$21,071	$(635)	(3.0)	$61,674	$63,171	$(1,497)	(2.4)

Rental income, net

The following table compares the components of rental income, net, for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Dollars in thousands)	2021	2020	(Decrease)	% Change	2021	2020	(Decrease)	% Change
Acquisitions (a)	$672	$587	$85	14.5	$1,785	$1,282	$503	39.2
Dispositions (b)	—	680	(680)	(100.0)	815	2,660	(1,845)	(69.4)
Same store (c)	19,677	19,804	(127)	(0.6)	58,738	59,229	(491)	(0.8)
Rental income, net	$20,349	$21,071	$(722)	(3.4)	$61,338	$63,171	$(1,833)	(2.9)
(a)	Represents rental income from properties acquired since January 1, 2020.
(b)	Represents rental income from properties sold since January 1, 2020.
(c)	Represents rental income from properties that were owned for the entirety of the periods presented.

Changes due to acquisitions and dispositions

The three and nine months ended September 30, 2021 reflect decreases of $680,000 and $1.8 million, respectively, primarily due to the inclusion, in the 2020 periods, of rental income from properties sold during 2020 (i.e., for the three months ended September 30, 2021, $240,000 from the two properties sold in December 2020, and for the nine months ended September 30, 2021, $1.3 million from four properties sold during 2020). Offsetting the decrease for the nine months ended September 30, 2021 was an increase of $503,000 generated by four properties acquired in 2020 and 2021 (i.e., $311,000 from the two properties acquired in February 2020 and $192,000 from the two properties acquired during 2021).

Changes at same store properties

The decreases in same store rental income during the three and nine months ended September 30, 2021 are due primarily to net decreases of (i) $243,000 and $729,000, respectively, in variable rent from The Vue and (ii) $146,000 and $341,000, respectively, from two Regal Cinemas properties for which we are recording rental income on a cash basis. In addition, for the nine months ended September 30, 2021, rental income decreased by $155,000 resulting from a lease amendment at our Bakersfield, California property.

For the three and nine months ended September 30, 2021, the decrease was offset by (i) $92,000 and $276,000, respectively, of rental income from leasing vacant space at our Greenville, South Carolina industrial property, and (ii) $117,000 and $117,000, respectively, of rental income due to a lease amendment at our Lakewood, Colorado property. In addition, for the nine months ended September 30, 2021, the decrease was offset by a $361,000 increase in tenant reimbursements, of which $200,000 relates to operating expenses and $161,000 represents a net increase in real estate taxes generally incurred in the same period, after giving effect to a $148,000 real estate tax refund we received and that is payable to the tenant.

Lease termination fees.

In connection with the exercise by two tenants of lease termination options, we received aggregate fees of $438,000 (i.e., $88,000 in 2020 and $350,000 in 2021), of which $87,000 and $336,000 were recognized in the three and nine months ended September 30, 2021, respectively, and the $87,000 balance will be recognized during the three months ending December 31, 2021. There were no such fees in the three and nine months ended September 30, 2020.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Dollars in thousands)	2021	2020	(Decrease)	% Change	2021	2020	(Decrease)	% Change
Operating expenses:
Depreciation and amortization	$5,596	$5,723	$(127)	(2.2)	$17,055	$17,201	$(146)	(.8)
General and administrative	3,559	3,456	103	3.0	10,970	10,244	726	7.1
Real estate expenses	3,199	3,451	(252)	(7.3)	10,272	10,098	174	1.7
State taxes	55	75	(20)	(26.7)	221	227	(6)	(2.6)
Impairment due to casualty loss	—	430	(430)	n/a	—	430	(430)	n/a
Total operating expenses	$12,409	$13,135	$(726)	(5.5)	$38,518	$38,200	$318.8

Depreciation and amortization. The decreases in the three and nine months ended September 30, 2021 are due primarily to the inclusion of $154,000 and $377,000, respectively, of such expense, in the corresponding periods in 2020, from the properties sold since January 1, 2020. In addition, the decrease in the nine months ended September 30, 2021 is due to the inclusion, in the corresponding period in 2020, of $165,000 of improvements and tenant origination costs at several properties that prior to September 30, 2021, were fully amortized. The decreases were offset by (i) $263,000 of such expense for the nine months ended September 30, 2021 from properties acquired in 2021 and 2020 (including $146,000 for the nine months ended September 30, 2021 from properties acquired in 2020) and (ii) $150,000 of accelerated amortization of tenant origination costs for the nine months ended September 30, 2021 in connection with a tenant’s exercise of a lease termination option.

General and administrative. Contributing to the increase in the nine months ended September 30, 2021 are increases in non-cash compensation expense of (i) $535,000 related to RSUs due to the re-assessment of the achievability of market and performance metrics related to such awards and (ii) $196,000 due to the retirement of a non-management director in June 2021 and the related accelerated vesting of such director’s restricted stock awards.

Real estate expenses. The decrease in the three months ended September 30, 2021 is due primarily to a $171,000 decrease in litigation expense for our Round Rock property which was sold in December 2019, a $148,000 real estate tax refund for a property (see “- Total revenues - Changes at same store properties”), and $101,000 from properties sold in 2020 and 2021. The decrease was offset by a $129,000 increase in real estate tax expense for several properties, none of which were individually significant.

The increase in the nine months ended September 30, 2021 is due primarily to a (i) $336,000 increase in real estate tax expense for several properties, none of which were individually significant, and (ii) $179,000 increase in snow removal expense. The increase was offset by a (i) $270,000 decrease in the Round Rock litigation expense and (ii) $148,000 real estate tax refund at a property. We anticipate that in connection with the scheduled trial this litigation expense will increase in early 2022.

A substantial portion of real estate expenses are rebilled to tenants and are included in Rental income, net, on the consolidated statements of income, other than the Round Rock litigation expense, which is not rebilled.

Impairment due to casualty loss. In August 2020, due to hurricane damage at our Lake Charles, Louisiana property, we wrote-off $430,000 representing the carrying value of the damaged portion of the building. See “- Other income” for information about the insurance recoveries received with respect to this impairment.

Gain on sale of real estate, net.

The following table compares gain on sale of real estate, net for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Dollars in thousands)	2021	2020	(Decrease)	% Change	2021	2020	(Decrease)	% Change
Gain on sale of real estate, net	$1,277	$10,316	$(9,039)	(87.6)	$22,768	$14,568	$8,200	56.3

The gain in the three and nine months ended September 30, 2021 was realized from the sale of our Philadelphia, Pennsylvania property, a $1.3 million gain, of which the non-controlling interest’s share is $130,000; in addition, the nine months ended September 30, 2021 includes a $21.5 million gain from the sale of our West Hartford, Connecticut property (including the related parking lot) that was leased to Whole Foods. The gain in the three and nine months ended September 30, 2020 was realized from the sale of our Knoxville, Tennessee property, a $10.3 million gain; in addition, the nine months ended September 30, 2020 includes a $4.3 million gain from the sale of our Onalaska, Wisconsin property.

Other Income and Expenses

The following table compares our other income and expenses for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$77	$132	$(55)	41.7	$75	$186	$(111)	(59.7)
Equity in earnings from sale of unconsolidated joint venture properties	801	—	801	n/a	801	121	680	562.0
Prepayment costs on debt	(38)	(58)	(20)	(34.5)	(837)	(1,123)	(286)	(25.5)
Other income	678	453	225	49.7	865	462	403	87.2
Interest:
Expense	(4,365)	(4,752)	(387)	(8.1)	(13,573)	(14,583)	(1,010)	(6.9)
Amortization and write‑off of deferred financing costs	(245)	(301)	(56)	(18.6)	(754)	(760)	(6)	(0.8)

Equity in earnings of unconsolidated joint ventures. The decrease in the nine months ended September 30, 2021 results primarily from the accrual in the nine months ended September 30, 2020 of straight line rental income resulting from a lease amendment for Regal Cinemas, a tenant at a multi-tenant shopping mall property located in Manahawkin, New Jersey (the “Manahawkin Property”).

Equity in earnings from sale of unconsolidated joint venture property. The three and nine months ended September 30, 2021 include a $801,000 gain from the sale of a portion of a joint venture’s Savannah, Georgia property. The nine months ended September 30, 2020 includes a $121,000 gain from the sale of another joint venture’s Savannah, Georgia property.

Prepayment costs on debt. The nine months ended September 30, 2021 includes $799,000 incurred in connection with the June 2021 sale of the West Hartford, Connecticut property. The nine months ended September 30, 2020 include $833,000 incurred in connection with the sale of the Knoxville, Tennessee property and $290,000 incurred in connection with the sale of the Onalaska, Wisconsin property.

Other income. The three months ended September 30, 2021 and 2020 include $675,000 and $430,000, respectively, of property insurance recoveries used to repair our Lake Charles, Louisiana property damaged in an August 2020 hurricane. We anticipate that we will receive by the fourth quarter of 2021 approximately $850,000 of additional insurance proceeds related to this property. Additionally, the nine months ended September 30, 2021 includes a $100,000 fee obtained in connection with an assignment of a lease.

Interest expense. The following table compares the components of interest expense for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change
Interest expense:
Credit line interest	$64	$144	$(80)	(55.6)	$313	$601	$(288)	(47.9)
Mortgage interest	4,301	4,608	(307)	(6.7)	13,260	13,982	(722)	(5.2)
Total	$4,365	$4,752	$(387)	(8.1)	$13,573	$14,583	$(1,010)	(6.9)

Credit line interest

The following table reflects the average interest rate on the average principal amount of outstanding credit line debt for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change
Average interest rate	1.83%	1.92%	(.09)%	(4.7)	1.86%	2.64%	(.78)%	(29.5)
Average principal amount	$139	$18,766	$(18,627)	(99.3)	$10,438	$24,563	$(14,125)	(57.5)

The decreases in credit line interest in the three and nine months ended September 30, 2021 are primarily due to decreases of $18.6 million and $14.1 million in the weighted average balance outstanding under our line of credit. The decrease in the nine months ended September 30, 2021 is also due, to a lesser extent, to a 78 basis point decrease in the weighted average interest rate due to decreases in the one month LIBOR rate.

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change
Average interest rate	4.21%	4.18%	0.03%	0.7	4.20%	4.19%	0.01%	0.2
Average principal amount	$408,142	$440,767	$(32,625)	(7.4)	$420,972	$443,566	$(22,594)	(5.1)

The decreases in mortgage interest in the three and nine months ended September 30, 2021 is due to the net decrease in the principal amount of mortgage debt outstanding which resulted from scheduled amortization payments and the payoff of mortgages, substantially in connection with property sales. These decreases were offset by financings effectuated in connection with acquisitions.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuances of our equity securities and property sales. Our available liquidity at November 1, 2021, was $105.2 million, including $11.9 million of cash and cash equivalents (including the credit facility’s required $3.0 million average deposit maintenance balance) and $93.3 million available under our credit facility. At November 1, 2021, the facility is available for the acquisition of commercial real estate, repayment of mortgage debt, and $10.0 million for renovation expenses and $20.0 million for operating expenses.

Liquidity and Financing

We expect to meet our (i) operating cash requirements (including debt service and current level dividend payments) principally from cash flow from operations, our available cash and cash equivalents, proceeds from and, to the extent permitted and needed, our credit facility and (ii) investing and financing cash requirements (including an estimated $1.5 million of capital expenditures that will likely be required over the next several years in connection with the Havertys lease extensions) from the foregoing, as well as property financings, property sales and sale of our common stock. In addition, we and our joint venture partner are also re-developing the Manahawkin Property and are targeting a 2024 completion - we estimate that our share of the capital expenditures required in connection with such re-development will range from $13.0 million to $15.0 million. We are evaluating various sources of funding for such expenditures including borrowings from our credit facility.

At September 30, 2021, excluding the mortgage debt of our unconsolidated joint venture, we had 70 outstanding mortgages payable secured by 85 properties in the aggregate principal amount of $406.9 million (before netting unamortized deferred financing costs of $3.5 million). These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $678.1 million, before accumulated depreciation of $117.4 million. After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.02% to 5.50% (a 4.18% weighted average interest rate) and mature between 2022 and 2042 (a 6.6 year weighted average remaining term to maturity).

The following table sets forth, as of September 30, 2021, information with respect to our mortgage debt that is payable during the three months ending December 31, 2021 and for each of the subsequent twelve months through December 31, 2024 (excluding the mortgage debt of our unconsolidated joint venture):

(Dollars in thousands)	2021	2022	2023	2024	Total
Amortization payments	$3,370	$13,416	$12,801	$11,940	$41,527
Principal due at maturity	—	31,590	16,709	50,694	98,993
Total	$3,370	$45,006	$29,510	$62,634	$140,520

At September 30, 2021, an unconsolidated joint venture had a first mortgage on its property with an outstanding balance of $22.3 million, bearing an interest rate of 4.0% and maturing in 2025.

We intend to make debt amortization payments from operating cash flow and although no assurance can be given that we will be successful in this regard, generally intend to refinance, extend or payoff the mortgage loans which mature in 2022 through 2024. We intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash, proceeds from the sale of our common stock and our credit facility (to the extent available).

We continually seek to refinance existing mortgage loans on terms we deem acceptable to generate additional liquidity. Additionally, in the normal course of our business, we sell properties when we determine that it is in our best interest, which also generates additional liquidity. Further, since each of our encumbered properties is subject to a non-recourse mortgage (with standard carve-outs), if our in-house evaluation of the market value of such property is less than the principal balance outstanding on the mortgage loan, we may determine to convey, in certain circumstances, such property to the mortgagee in order to terminate our mortgage obligations, including payment of interest, principal and real estate taxes, with respect to such property.

Typically, we utilize funds from our credit facility to acquire a property and, thereafter secure long-term, fixed rate mortgage debt on such property. We apply the proceeds from the mortgage loan to repay borrowings under the credit facility, thus providing us with the ability to re-borrow under the credit facility for the acquisition of additional properties.

Credit Facility

Our credit facility provides that subject to borrowing base requirements, we can borrow up to $100.0 million for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $30.0 million and 30% of the borrowing base subject to a cap of (i) $10.0 million for renovation expenses and (ii) $20.0 million for operating expense purposes. On July 1, 2022, the amounts we can borrow for renovation expenses and operating expenses will change to $20.0 million and $10.0 million, respectively. To the extent that as of June 30, 2022 more than $10.0 million is outstanding for operating expense purposes, such excess must be repaid immediately. The facility matures December 31, 2022 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. The applicable margin was 175 and 200 basis points for the three months ended September 30, 2021 and 2020, respectively. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. The interest rate on the facility was 1.83% at both September 30, 2021 and October 31, 2021.

The terms of our credit facility include certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to total value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At September 30, 2021, we were in compliance with the covenants under this facility.

Off-Balance Sheet Arrangement

We are not a party to any off-balance sheet arrangements other than with respect to a land parcel owned by us and located in Beachwood, Ohio. This parcel is improved by a multi-family complex (i.e., The Vue) and we ground leased the parcel to the owner/operator of such complex. This ground lease did not generate any rental income during the three and nine months ended September 30, 2021. At September 30, 2021, the carrying value of the land on our balance sheet was $15.4 million; our leasehold position is subordinate to $66.3 million of mortgage debt incurred by our tenant, the owner/operator of the multi-family complex. In addition, we have agreed to fund certain capital expenditures and operating cash flow shortfalls at this property. We do not believe that this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions, except to the extent we determine to continue to fund the capital expenditures required by, and the operating cash flow shortfalls, at this property. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Challenges and Uncertainties Facing Certain Tenants and Properties” and Note 6 to our consolidated financial statements for additional information regarding this arrangement.

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

The tables below provides a reconciliation of net income and net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
GAAP net income attributable to One Liberty Properties, Inc.	$6,059	$13,725	$32,350	$23,835
Add: depreciation and amortization of properties	5,483	5,623	16,735	16,895
Add: our share of depreciation and amortization of unconsolidated joint ventures	121	135	387	409
Add: impairment due to casualty loss	—	430	—	430
Add: amortization of deferred leasing costs	113	100	320	306
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	5	5	20	14
Deduct: gain on sale of real estate, net	(1,277)	(10,316)	(22,768)	(14,568)
Deduct: equity in earnings from sale of unconsolidated joint venture properties	(801)	—	(801)	(121)
Adjustments for non-controlling interests	113	(22)	73	(65)
NAREIT funds from operations applicable to common stock	9,816	9,680	26,316	27,135
Deduct: straight-line rent accruals and amortization of lease intangibles	(366)	(685)	(685)	(2,226)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(11)	(40)	(11)	(143)
Deduct: lease termination fee income	(87)	—	(336)	—
Deduct: lease assignment fee income	—	—	(100)	—
Add: amortization of restricted stock compensation	1,163	1,136	4,191	3,441
Add: prepayment costs on debt	38	58	837	1,123
Deduct: income on insurance recoveries from casualty loss	(675)	(430)	(695)	(430)
Add: amortization and write-off of deferred financing costs	245	301	754	760
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	4	4	13	13
Adjustments for non-controlling interests	13	2	15	3
Adjusted funds from operations applicable to common stock	$10,140	$10,026	$30,299	$29,676

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
GAAP net income per common share attributable to One Liberty Properties, Inc.	$.28	$.67	$1.55	$1.17
Add: depreciation and amortization of properties	.26	.27	.78	.84
Add: our share of depreciation and amortization of unconsolidated joint ventures	.01	.01	.02	.02
Add: impairment due to casualty loss	—	.02	—	.02
Add: amortization of deferred leasing costs	.01	—	.02	.02
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—	—	—
Deduct: gain on sale of real estate, net	(.06)	(.50)	(1.09)	(.72)
Deduct: equity in earnings from sale of unconsolidated joint venture properties	(.04)	—	(.04)	(.01)
Adjustments for non-controlling interests	.01	—	.01	—
NAREIT funds from operations per share of common stock (a)	.47	.47	1.25	1.34
Deduct: straight-line rent accruals and amortization of lease intangibles	(.03)	(.03)	(.04)	(.12)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—	—	(.01)
Deduct: lease termination fee income	—	—	(.02)	—
Deduct: lease assignment fee income	—	—	—	—
Add: amortization of restricted stock compensation	.06	.06	.20	.17
Add: prepayment costs on debt	—	—	.04	.06
Deduct: income on insurance recoveries from casualty loss	(.03)	(.02)	(.03)	(.02)
Add: amortization and write-off of deferred financing costs	.01	.01	.04	.04
Add: our share of amortization and write-off of deferred financing costs of unconsolidated joint ventures	—	—	—	—
Adjustments for non-controlling interests	—	—	—	—
Adjusted funds from operations per share of common stock (a)	$.48	$.49	$1.44	$1.46
(a)	The weighted average number of diluted common shares used to compute FFO and AFFO applicable to common stock includes unvested restricted shares that are excluded from the computation of diluted EPS.

AFFO increased $114,000, or 1.1%, for the three months ended September 30, 2021 from the corresponding 2020 period due primarily to:

●a $386,000 decrease in interest expense, and
●a $250,000 decrease in real estate expense.

Offsetting the increase is:

●a $403,000 decrease in rental income, and
●a $75,000 increase in general and administrative expense.

See “—Results of Operations” and the discussion of FFO below for further information about these changes.

FFO increased $136,000, or 1.4%, for the three months ended September 30, 2021 from the corresponding 2020 period due primarily to the factors contributing to the change in AFFO as well as:

●a $245,000 increase in other income primarily related to income from insurance recoveries from casualty loss, and
●an $87,000 increase in lease termination fee income.

This increase was reduced by a $303,000 decrease in rental income related to straight-line rent accruals.

See “—Results of Operations” for further information about these changes

AFFO increased $623,000, or 2.1%, for the nine months ended September 30, 2021 from the corresponding 2020 period due primarily to a $1.0 million decrease in interest expense.

Offsetting the increase is:

●a $292,000 decrease in rental income, and
●a $175,000 increase in real estate expense.

See “—Results of Operations” and the discussion of FFO below for further information about these changes.

FFO decreased $819,000, or 3.0%, for the nine months ended September 30, 2021 from the corresponding 2020 period due primarily to the factors contributing to the change in AFFO as well as:

●a $1.6 million decrease in rental income (i.e., the straight-line rent accruals in the 2020 period were higher than the accruals in the 2021 period due primarily to lease extensions at several properties at which tenants were provided rent abatements in the 2020 period), and
●a $749,000 net increase in general and administrative expense related to non-cash compensation expense of RSUs and restricted stock.

Offsetting the decrease is:

●a $366,000 increase in other income primarily related to income from insurance recoveries from casualty loss and a fee received in connection with a lease assignment,
●a $336,000 increase in lease termination fee income, and
●a $286,000 decrease in prepayment costs on debt.

See “—Results of Operations” for further information about these changes.

Diluted per share FFO and AFFO were impacted negatively in the three and nine months ended September 30, 2021 by an average increase of approximately 583,000 and 695,000, respectively, in the weighted average number of shares of common stock outstanding as a result of issuances of stock in lieu of a portion of cash dividends, dividend reinvestment and the equity incentive programs.

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

We use interest rate swaps to limit interest rate risk on variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes. At September 30, 2021, our aggregate liability in the event of the early termination of our swaps was $2.5 million.

At September 30, 2021, we had 20 interest rate swap agreements outstanding. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of September 30, 2021, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $1.5 million and the net unrealized loss on derivative instruments would have decreased by $1.5 million. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $1.6 million and the net unrealized loss on derivative instruments would have increased by $1.6 million. These changes would not have any impact on our net income or cash.

Our variable mortgage debt, after giving effect to the interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes. Based on the $3.2 million outstanding balance under this facility at September 30, 2021, a 100 basis point increase of the interest rate would increase our related interest costs over the next twelve months by approximately $32,000 and a 100 basis point decrease of the interest rate would decrease our related interest costs over the next twelve months by approximately $3,000.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Title of Exhibit
10.1*	Form of Performance Award Agreement for RSU grants in 2021 pursuant to the 2019 Incentive Plan.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements and notes from the One Liberty Properties, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed on November 5, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

____________

* Indicates a management contract or compensatory plan or arrangement.

ONE LIBERTY PROPERTIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: November 5, 2021	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: November 5, 2021	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)