Form 10-K
period 2021-12-31
ONE LIBERTY PROPERTIES INC
filed 2022-03-11
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

As of June 30, 2021 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of all common equity held by non-affiliates of the registrant, computed by reference to the price at which common equity was last sold on said date, was approximately $458 million.

As of March 1, 2022, the registrant had 21,120,936 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2022 annual meeting of stockholders of One Liberty Properties, Inc., to be filed pursuant to Regulation 14A not later than May 2, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K

Explanatory Note

In the narrative portion of this Annual Report on Form 10-K, except as otherwise indicated or the context otherwise requires:

●	the information with respect to our consolidated joint ventures is generally described as if such ventures are our wholly owned subsidiaries and information with respect to unconsolidated joint ventures is generally separately described.
●	(i) all references to joint ventures refer to unconsolidated joint ventures, (ii) all interest rates with respect to debt give effect to the related interest rate derivative, if any, (iii) amounts reflected as debt reflect the gross debt owed, without deducting deferred financing costs and (iv) references to industrial properties include properties (a) a portion of which may be used for office purposes and (b) that are used for distribution, warehouse and flex purposes.
●	references to the impact of the COVID-19 pandemic include the impact of the governmental and non-governmental responses thereto and the economic and financial consequences thereof.
●	the term “standard carve-outs,” when used in describing mortgages or mortgage financings, refers to recourse items to an otherwise non-recourse mortgage. While carve-outs vary from lender to lender and transaction to transaction, the carve-outs may include, among other things, voluntary bankruptcy filings, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could create liens on the property and the conversion of security deposits, insurance proceeds or condemnation awards. The interest rate on most of our variable rate mortgage debt has been fixed through the use of interest rate swap agreements. In addition to our being liable for “standard carve-outs”, we may also be liable, at the parent company level, for swap breakage losses on otherwise non-recourse mortgage debt that is subject to an interest rate swap agreement, if such agreement is terminated prior to its stated expiration. See Note 9 to our consolidated financial statements.
●	we present information regarding our 2022 contractual rental income (which we also refer to as “contractual rental income”) – contractual rental income represents the base rent tenants are required to pay us in 2022 and does not reflect, among other things, variable rent (including amounts tenants are required to reimburse us) or the adjustments required by US Generally Accepted Accounting Principles (“GAAP”) to present rental income. We view contractual rental income as an operating – not a financial – metric, and present it because we believe investors are interested in knowing the amount of cash rent we are entitled to collect. Contractual rental income is not a substitute for rental income, as determined in accordance with GAAP, and may not be comparable from year–to–year or to similar metrics presented by other REITs. See “Item 1. Business–Our Tenants”.
●	our use of the term e-commerce includes the provision by the retail, restaurant, health and fitness and theater sectors of their goods and services through distribution channels other than traditional brick and mortar distribution channels.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “could,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions or variations thereof and include, without limitation, statements regarding our future estimated contractual rental income, funds from operations, adjusted funds from operations and our dividend. Among other things, forward looking statements with respect to (i) estimates of rental income for 2022  may exclude variable rent, (ii) anticipated property sales may not be completed during the period indicated or at all, and (iii) estimates of gains from property sales are subject to adjustment, among other things, because actual closing costs may differ from the estimated costs. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.

Currently, a significant risk and uncertainty we face is the impact of the COVID-19 pandemic, the various governmental and non-governmental responses thereto, and the related economic consequences of the foregoing on (i) our and our tenants’ financial condition, results of operations, cash flows and performance, and (ii) the real estate market, global economy and financial markets.  The extent to which COVID-19 impacts us, our tenants and the economy generally will depend on future developments, which are highly uncertain and cannot be predicted with confidence.  Additional uncertainties, risks and factors which may cause actual results to differ materially from current expectations include, but are not limited to:

●	the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies;
●	adverse changes and disruption in the retail, restaurant, theater and health and fitness sectors, which could impact our tenants’ ability to pay rent and expense reimbursement;
●	the ability or willingness of mortgage lenders to make accommodations with respect to our debt service obligations at properties for which we provide rent relief to our tenants or which are otherwise challenged;
●	loss or bankruptcy of one or more of our tenants, and bankruptcy laws that may limit our remedies if a tenant becomes bankrupt and rejects its lease;
●	our ability to renew or re-lease space as leases expire;
●	our ability to pay dividends;
●	the level and volatility of interest rates;
●	changes in governmental laws and regulations relating to real estate and related investments;
●	limitations on our ability to exercise legal remedies due to court closures and/or moratoriums on the exercise of certain types of remedies or activities;
●	general economic and business conditions and developments, including those currently affecting or that may effect our economy, such as the outbreak of hostilities between Russia and Ukraine;
●	general and local real estate conditions, including any changes in the value of our real estate;
●	compliance with credit facility and mortgage debt covenants;
●	the availability of, and costs associated with, sources of capital and liquidity;
●	competition in our industry;
●	technological changes, such as autonomous vehicles, reconfiguration of supply chains, robotics, 3D printing or other technologies; and
●	the other risks, uncertainties and factors described in the reports and documents we file with the SEC including the risks, uncertainties and factors described under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, and in the Quarterly Reports on Form 10-Q and the other reports we file with the SEC.

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

PART I

Item 1. Business.

General

We are a self-administered and self-managed real estate investment trust, also known as a REIT. We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial, retail, restaurant, health and fitness and theater properties, many of which are subject to long-term leases. Most of our leases are “net leases” under which the tenant, directly or indirectly, is responsible for paying the real estate taxes, insurance and ordinary maintenance and repairs of the property. As of December 31, 2021, we own 118 properties and participate in joint ventures that own three properties. These 121 properties are located in 31 states and have an aggregate of approximately 10.9 million square feet (including an aggregate of approximately 365,000 square feet at properties owned by our joint ventures).

As of December 31, 2021:

●	our 2022 contractual rental income (as described in “–Our Tenants”) is $68.3 million;
●	the occupancy rate of our properties is 99.2% based on square footage;
●	the weighted average remaining term of our mortgage debt is 6.4 years and the weighted average interest rate thereon is 4.18%; and
●	the weighted average remaining term of the leases generating our 2022 contractual rental income is 6.0 years.

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

2021 and Recent Developments

In 2021:

●	we acquired three industrial properties for an aggregate purchase price of $24.3 million. These properties account for $1.7 million, or 2.5%, of our 2022 contractual rental income.
●	we sold five properties (i.e., three retail and two restaurant), for an aggregate net gain on sale of real estate of $25.5 million, without giving effect to $848,000 of mortgage prepayment costs. The properties sold accounted for $1.1 million, or 1.3%, and $2.1 million, or 2.5%, of 2021 and 2020 rental income, net, respectively.
●	as the lease is expiring in June 2022, we entered into an agreement to sell an industrial property in Columbus, Ohio for a sale price of $8.5 million and anticipate this transaction will be completed in April 2022. This property generated $749,000 of rental income, net, and incurred operating expenses of $164,000 (including depreciation and amortization expense of $66,000) in 2021. We anticipate that we will recognize a $6.9 million gain from this sale in the quarter ending June 30, 2022.
●	we entered into, amended or extended 35 leases with respect to approximately 2.4 million square feet, including:
-	leases with Havertys Furniture, our most significant tenant, which extended for four-to-nine-years from the August 2022 expiration date, the lease term on ten of the eleven properties (after giving effect to a lease entered into in February 2022 with respect to one property (the “February Lease”)), it leases from us. (In January 2022, we entered into a contract to sell the eleventh property, subject to the satisfaction of, among other things, the purchaser’s due diligence review). We also agreed to invest up to $3.1 million for tenant improvements, of which $1.5 million was funded through March 1, 2022. As of December 31, 2021, after giving effect to the February Lease, the weighted average remaining lease term is 6.2 years and rental income from this tenant is anticipated to be approximately $4.6 million, $4.1 million and $4.1 million in 2022, 2023 and 2024, respectively.
-	lease amendments with Regal Cinemas pursuant to which (i) we deferred an aggregate of $1.4 million of rent (which was originally payable from September 2020 through August 2021) and the tenant agreed to pay such sum in equal monthly installments from January 2022 through June 2023 (and through February 2022, all such payments had been made), (ii) the tenant agreed to pay, and paid, an aggregate of $441,000 of rent from September 2020 through August 2021, and (iii) the parties extended the lease for the Indianapolis, Indiana property from December 2030 to December 2032.
-	a five-year lease extension (through 2027) with a property tenanted by FedEx, which property accounts for 1.3% of 2022 contractual rental income, for an annual base rent of $868,000 through August 2022, $848,000 through August 2023, and increasing 2.5% annually thereafter.
-	a six-year lease extension (through 2028) with The Toro Company, which accounts for 3.1% of 2022 contractual rental income, for annual base rent of $2.0 million through June 2022, $2.2 million through June 2023, and increasing 3% annually thereafter.
●	we collected $2.7 million, or 99.7%, of the rent that we deferred in response to the pandemic and that was due in 2021.

Subsequent to December 31, 2021, we:

●	acquired a 53,000 square foot industrial property in Fort Myers, Florida for a purchase price of $8.1 million and after the acquisition, obtained $4.9 million nine-year mortgage debt with an interest rate of 3.09% and amortizing over 25 years. The property is leased through 2030 and provides for an annual base rent of $443,000, with annual increases of 3.8% beginning in 2023. We anticipate that in 2022, this property will contribute $438,000 of base rent.
●	entered into an agreement to sell four restaurant properties in Pennsylvania for a sales price of $10.0 million and anticipate this transaction will be completed in April 2022. These properties generated $525,000 of rental income, net, and incurred operating expenses of $100,000 (including depreciation and amortization expense of $59,000) and mortgage interest expense of $116,000 in 2021. We anticipate that we will recognize a $4.7 million gain from this sale in the quarter ending June 30, 2022.
●	in connection with the expiration of the lease in February 2022, re-leased our industrial property in Pittston, Pennsylvania to The Lion Brewery for 20-years for an annual base rent of $1.4 million through February 2023, and increasing 3% annually thereafter.
●	collected $189,000, or 99.8%, of the deferred rent that was due and payable in January and February 2022.

Our Business Objective

Our business objective is to increase stockholder value by:

●	identifying opportunistic and strategic property acquisitions consistent with our portfolio and our acquisition strategies;
●	monitoring and maintaining our portfolio, and as appropriate, working with tenants to facilitate the continuation or expansion of their tenancies;
●	managing our portfolio effectively, including opportunistic and strategic property sales; and
●	obtaining mortgage indebtedness (including refinancings) on favorable terms, ensuring that the cash flow generated by a property exceeds the debt service thereon and maintaining access to capital to finance property acquisitions.

Acquisition Strategies

We seek to acquire properties throughout the United States that have locations, demographics and other investment attributes that we believe to be attractive. We believe that long-term leases provide a predictable income stream over the term of the lease, making fluctuations in market rental rates and in real estate values less significant to achieving our overall investment objectives. Our primary objective is to acquire single-tenant properties that are subject to long-term net leases that include periodic contractual rental increases or rent increases based on increases in the consumer price index. Periodic contractual rental increases provide reliable increases in future rent payments and rent increases based on the consumer price index provide protection against inflation. Historically, long-term leases have made it easier for us to obtain longer-term, fixed-rate mortgage financing with principal amortization, thereby moderating the interest rate risk associated with financing or refinancing our property portfolio and reducing the outstanding principal balance over time. We have, however, acquired properties, and may continue to acquire properties, that are subject to short-term leases when we believe that such properties represent a favorable opportunity for generating additional income from its re-lease or has significant residual value. Although the acquisition of single-tenant properties subject to net leases is the focus of our investment strategy, we also consider investments in, among other things, (i) properties that can be re-positioned or re-developed, (ii) community shopping centers anchored by national or regional tenants and (iii) properties ground leased to operators of multi-family properties.

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

Historically, a significant portion of our portfolio generated rental income from retail properties. We are sensitive to the risks facing the retail industry and over the past several years have been addressing our exposure thereto by focusing on acquiring industrial properties and properties that, among other things, capitalize on e-commerce activities – since September 2016, we have not acquired any retail properties, and have sold 16 retail properties. As a result of the focus on industrial properties and the sale of retail properties, retail properties generated 30.2%, 32.9%, 35.2%, 41.9% and 43.7%, of rental income, net, in 2021, 2020, 2019, 2018 and 2017, respectively, and industrial properties generated 57.0%, 55.4%, 48.7%, 40.1% and 35.1%, of rental income, net, in 2021, 2020, 2019, 2018 and 2017, respectively.

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

It is our policy, and the policy of our affiliated entities (as described below), that any investment opportunity presented to us or to any of our affiliated entities that involves the acquisition of a net leased property, a ground lease (other than a ground lease of a multi-family property) or a community shopping center, will first be offered to us and may not be pursued by any of our affiliated entities unless we decline the opportunity. Further, to the extent our affiliates are unable or unwilling to pursue an acquisition of a multi-family property (including a ground lease of a multi-family property), we may pursue such transaction if it meets our investment objectives. Our affiliated entities include Gould Investors L.P., a master limited partnership involved primarily in the ownership and operation of a diversified portfolio of real estate assets, BRT Apartments Corp., a NYSE listed multi-family REIT and Majestic Property Management Corp., a property management company, which is wholly-owned by Fredric H. Gould, our vice chairman.

Investment Evaluation

In evaluating potential investments, we consider, among other criteria, the following:

●	the current and projected cash flow of the property;

●	the estimated return on equity to us;
●	an evaluation of the property and improvements, given its location and use;
●	alternate uses or tenants for the property;
●	local demographics (population and rental trends);
●	the purpose for which the property is used (e.g., industrial, retail, theater and health and fitness)
●	the terms of tenant leases, including co-tenancy provisions and the relationship between current rents and market rents;
●	the potential to finance or refinance the property;
●	an evaluation of the credit quality of the tenant;
●	the projected residual value of the property;
●	the ability of a tenant, if a net leased property, or major tenants, if a multi-tenant property, to meet operational needs and lease obligations;
●	potential for income and capital appreciation;
●	occupancy of and demand for similar properties in the market area; and
●	the ability of a tenant and the related property to weather the challenges presented by the pandemic, other similar events and any related economic dislocations.

Typical Property Attributes

As of December 31, 2021, the properties in our portfolio have the following attributes:

●	Net leases. Most of our leases are net leases under which the tenant is typically responsible for real estate taxes, insurance and ordinary maintenance and repairs. We believe that investments in net leased properties offer reasonably predictable returns.
●	Long-term leases. Many of our leases are long-term leases. The weighted average remaining term of our leases is 6.0 year, 5.6 years and 6.6 years at December 31, 2021, 2020 and 2019, respectively. Leases representing approximately 38.3%, 40.8% and 20.9% of our 2022 contractual rental income expire between 2022 and 2026, 2027 and 2030, and 2031 and thereafter, respectively.
●	Scheduled rent increases. Leases representing approximately 76.4% of our 2022 contractual rental income provide for either periodic contractual rent increases or a rent increase based on the consumer price index.

Our Tenants

The following table sets forth information about the diversification of our tenants by industry sector as of December 31, 2021:

				Percentage of
	Number of	Number of	2022 Contractual	2022 Contractual
Type of Property	Tenants	Properties	Rental Income(1)	Rental Income
Industrial	56	49	$39,476,238	57.8
Retail—General	51	28	11,799,104	17.3
Retail—Furniture	3	14	4,789,984	7.0
Restaurant	10	14	3,382,564	4.9
Health & Fitness	1	3	3,238,489	4.7
Retail—Office Supply(2)	1	5	2,085,527	3.1
Theater	1	2	1,899,760	2.8
Other	3	3	1,669,922	2.4
	126	118	$68,341,588	100.0

(1)	Our 2022 contractual rental income represents, after giving effect to any abatements, concessions, deferrals or adjustments, the base rent payable to us in 2022 under leases in effect at December 31, 2021, including an aggregate of $541,000 representing twelve months of the base rent payable to us in 2022 from four restaurant properties in Pennsylvania which are anticipated to be sold in April 2022. Excluded from 2022 contractual rental income is an aggregate of $6.6 million comprised of: (i) $1.6 million representing our share of the base rent payable in 2022 to our joint ventures, (ii) subject to the property generating specified levels of positive operating cash flow, $1.3 million of estimated variable lease payments from The Vue, a multi-family complex which ground leases the underlying land from us and as to which there is uncertainty as to when and whether the tenant will resume paying rent, (iii) $966,000 of COVID-19 rent deferral repayments due from Regal Cinemas, a tenant at two properties, which was not accrued to rental income, (iv) $801,000 of contractual base rent payable in 2022 pursuant to the 20-year lease entered into with respect to our Pittston, Pennsylvania industrial property, (v) approximately $754,000 of amortization of intangibles and approximately $640,000 of straight-line rent, (vi) approximately $438,000 of contractual base rent payable in 2022 from a property in Fort Myers, Florida which we acquired in January 2022, (vii) approximately $335,000 of contractual base rent payable through June 2022 from a property in Columbus, Ohio which the Company anticipates selling in April 2022 and (viii) $161,000 of COVID-19 rent deferral repayments accrued to rental income in 2020, of which $28,000 was paid by February 28, 2022.
(2)	Includes five properties which are net leased to Office Depot pursuant to five separate leases. Four of the Office Depot leases contain cross-default provisions.

Many of our tenants (including franchisees of national chains) operate on a national basis including, among others, Advanced Auto, Applebees, Burlington Coat Factory, CVS, Famous Footwear, FedEx, Ferguson Enterprises, LA Fitness, Marshalls, NARDA Holdings, Inc., Northern Tool, Office Depot, PetSmart, Regal Cinemas, Ross Stores, Shutterfly, TGI Friday’s, The Toro Company, and Walgreens, and some of our tenants operate on a regional basis, including Havertys Furniture and Giant Food Stores.

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

Many of our leases provide for contractual rent increases periodically throughout the term of the lease or for rent increases pursuant to a formula based on the consumer price index. Some leases provide for minimum rents supplemented by additional payments based on sales derived from the property subject to the lease (i.e., percentage rent). Percentage rent contributed $70,000, $45,000 and $43,000 of rental income in 2021, 2020 and 2019, respectively.

Generally, our strategy is to acquire properties that are subject to existing long-term leases or to enter into long-term leases with our tenants. Our leases generally provide the tenant with one or more renewal options.

The following table sets forth scheduled expirations of leases at our properties as of December 31, 2021:

		Approximate
		Square		Percentage of
		Footage	2022 Contractual	2022 Contractual
	Number of	Subject to	Rental Income	Rental Income
	Expiring	Expiring	Under Expiring	Represented by
Year of Lease Expiration(1)	Leases	Leases(2)	Leases	Expiring Leases
2022	10	591,829	$1,161,371	1.7
2023	26	1,408,951	10,003,792	14.6
2024	22	802,919	5,416,090	7.9
2025	14	521,249	5,054,234	7.4
2026	14	792,030	4,592,803	6.7
2027	24	1,848,912	12,440,870	18.2
2028	12	1,079,647	5,735,729	8.4
2029	7	1,202,121	5,940,289	8.7
2030	7	225,326	3,787,803	5.5
2031 and thereafter	29	1,941,078	14,208,607	20.9
	165	10,414,062	$68,341,588	100.0

(1)	Lease expirations do not give effect to the exercise of existing renewal options.
(2)	Excludes an aggregate of 79,107 square feet of vacant space.

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

We mortgage specific properties on a non-recourse basis, subject to standard carve-outs to enhance the return on our investment in a specific property. The proceeds of mortgage loans are first applied to reduce indebtedness on our credit facility and the balance may be used for other general purposes, including property acquisitions, investments in joint ventures or other entities that own real property, and working capital.

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

Our Joint Ventures

As of December 31, 2021, we own a 50% equity interest in three joint ventures that own properties with approximately 365,000 square feet of space. At December 31, 2021, our investment in these joint ventures was approximately $10.2 million and the occupancy rate at these properties, based on square footage, was 59.1%. See “Item 2. Properties-Properties Owned by Joint Ventures” for information about, among other things, the occupancy rate at our joint venture properties.

Based on the leases in effect at December 31, 2021, we anticipate that our share of the base rent payable in 2022 to our joint ventures is approximately $1.6 million (excluding our $121,000 share of the COVID-19 rent deferral payments payable by Regal Cinemas, at our multi-tenant community shopping center in Manahawkin, New Jersey). Our property in Manahawkin, New Jersey, which we refer to as the “Manahawkin Property”, is expected to contribute 85.3% of the aggregate base rent payable by all of our joint ventures in 2022. Base rent for leases accounting for 2.5%, 43.5% and 54.0% of the aggregate base rent payable to all of our joint ventures in 2022, is payable pursuant to leases expiring from 2022 to 2023, from 2024 to 2025, and thereafter, respectively. See “Item 1A, Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding our Manahawkin, New Jersey joint venture.

Competition

The U.S. commercial real estate investment market is highly competitive. We compete with many entities engaged in the acquisition, development and operation of commercial properties. As such, we compete with other investors for a limited supply of properties and financing for these properties. Competitors include traded and non-traded public REITs, private equity firms, institutional investment funds, insurance companies and private individuals, many of which have greater financial and other resources than we have and the ability or willingness to accept more risk than we believe appropriate. There can be no assurance that we will be able to compete successfully with such entities in our acquisition, development and leasing activities in the future.

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

Americans with Disabilities Act of 1990

Our properties are required to comply with the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the “ADA”). The primary responsibility for complying with the ADA, (i.e., either us or our tenant) generally depends on the applicable lease, but we may incur costs if the tenant is responsible and does not comply. As of December 31, 2021, we have not been notified by any governmental authority, nor are we otherwise aware, of any non-compliance with the ADA that we believe would have a material adverse effect on our business, financial position or results of operations.

Other Regulations

State and local governmental authorities regulate the use of our properties. While many of our leases mandate that the tenant is primarily responsibe for complying with such regulations, the tenant’s failure to comply could result in the imposition of fines or awards of damages on us, as the property owner, or restrictions on the ability to conduct business on such properties.

Human Capital Resources

As of December 31, 2021, we had nine full-time employees (including five full-time executive officers), who devote substantially all of their business time to our activities. In addition, certain (i) executive, administrative, legal, accounting, clerical, property management, property acquisition, consulting (i.e., sale, leasing, brokerage, and mortgage financing), and construction supervisory services, which we refer to collectively as the “Services”, and (ii) facilities and other resources, are provided pursuant to a compensation and services agreement between us and Majestic Property Management Corp. Majestic Property is wholly owned by our vice chairman of the board and it provides compensation to certain of our executive officers.

In 2021, pursuant to the compensation and services agreement, we paid Majestic Property approximately $3.1 million for the Services plus $295,000 for our share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies. Included in the $3.1 million is $1.4 million for property management services—the amount for the property management services is based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by us from net lease tenants and operating lease tenants, respectively. We do not pay Majestic Property with respect to properties managed by third parties. Based on our portfolio of properties at December 31, 2021, we estimate that the property management fee in 2022 will be approximately $1.3 million. See Notes 10 and 12 to our consolidated financial statements for information about the amounts paid to Majestic Property for the Services and equity awards to individuals performing Services.

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

Information About Our Executive Officers

Set forth below is a list of our executive officers whose terms expire at our 2022 annual board of directors’ meeting. The business history of our executive officers, who are also directors, will be provided in our proxy statement to be filed pursuant to Regulation 14A not later than May 2, 2022.

NAME	AGE	POSITION WITH THE COMPANY
Matthew J. Gould*	62	Chairman of the Board
Fredric H. Gould*	86	Vice Chairman of the Board
Patrick J. Callan, Jr.	59	President, Chief Executive Officer and Director
Lawrence G. Ricketts, Jr.	45	Executive Vice President and Chief Operating Officer
Jeffrey A. Gould*	56	Senior Vice President and Director
David W. Kalish**	74	Senior Vice President and Chief Financial Officer
Mark H. Lundy	59	Senior Vice President
Israel Rosenzweig	74	Senior Vice President
Karen Dunleavy	63	Senior Vice President, Financial
Alysa Block	61	Treasurer
Richard M. Figueroa	54	Senior Vice President
Isaac Kalish**	46	Vice President and Assistant Treasurer
Justin Clair	39	Senior Vice President — Acquisitions
*	Matthew J. Gould and Jeffrey A. Gould are Fredric H. Gould’s sons.
**	Isaac Kalish is David W. Kalish’s son.

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

Karen Dunleavy. Ms. Dunleavy has served as our Senior Vice President, Financial since 2019, as our Vice President, Financial from 1994 through 2019, and as Treasurer of the managing general partner of Gould Investors from 1986 through 2013. Ms. Dunleavy is a certified public accountant.

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

Our ability to lease our properties and collect rental revenues and expense reimbursements, and the ability of our tenants to fulfill their obligations to us, is dependent in part upon national, regional and local economic conditions. The pandemic and the measures taken to combat it caused significant economic and other dislocations. As a result, many of our tenants (and in particular, theater, health and fitness, restaurant and retail tenants), experienced severe financial distress and, in 2020 and early 2021, obtained rent relief from us.

At December 31, 2021, $1.8 million of deferred rent is owed by four tenants at six properties (including our $182,000 share of deferred rent from Regal Cinemas, a tenant at our Manahawkin, New Jersey property). Approximately 69.2% and 30.8% of such deferred rent is due in 2022 and 2023, respectively.  Two tenants account for $1.8 million, or 99.1%, of such deferred rent (i.e., Regal Cinemas, $1.6 million, and LA Fitness, $157,000). The failure of the tenants to pay deferred rent will adversely impact our cash flow, net income, liquidity and ability to pay dividends.

The seesaw nature of the pandemic and its impact on the economy and financial markets present material risks and uncertainties. We are unable to predict the ultimate impact that the pandemic and the related dislocations will have on our business, financial condition, results of operation and cash flows, which will depend largely on various factors outside of our control. The pandemic and the related dislocations may result in, and in some cases has resulted in, among other things, (i) tenants being unable to satisfy their obligations to us (including obligations under deferral arrangements or extended leases) and as a result, may seek additional rent relief, may choose not to renew their leases or only renew on terms less favorable to us, (ii) adversely effect tenants that to date have not been so impacted, (iii) our rent collections at challenged properties may be insufficient, without an accommodation from the mortgage lender, to pay our debt service obligations with respect to such properties, (iv) the mortgage lenders for challenged properties being unwilling or unable to allow for accommodations or further accommodations with respect to our debt service obligations at such properties, (v) an acceleration of the trend toward e-commerce at the expense of the “bricks and mortar” commerce in which we have a significant presence, (vi) it being more difficult to obtain equity and debt financing, (vii) the abandonment or further delay of our re-development of the Manahawkin Property and (viii) it being more difficult to acquire properties to grow our business and dispose of underperforming assets. Our business, income, cash flow, results of operations, financial condition, liquidity, prospects, ability to service our debt, and ability to pay cash dividends to our stockholders, will be adversely effected upon the occurrence of any one or more of the foregoing.

Risks Related to Our Business

If we are unable to re-rent properties upon the expiration of our leases or if our tenants default or seek bankruptcy protection, our rental income will be reduced and we would incur additional costs.

Substantially all of our rental income is derived from rent paid by our tenants. From 2023 through 2025, leases with respect to 62 tenants that account for 29.9% of our 2022 contractual rental income, expire, including leases with seven tenants (i.e., City of New York, Shutterfly, Burlington Coat Factory, LA Fitness, Power

Distributors, Dufresne Spencer Group, and FedEx) at seven properties that account for 9.2% of 2022 contractual rental income. From 2026 through 2027, leases with respect to 38 tenants that account for 24.9% of our 2022 contractual rental income, expire. If our tenants, and in particular, our significant tenants, (i) do not renew their leases upon the expiration of same, (ii) default on their obligations or (iii) seek rent relief, lease renegotiation or other accommodations, our revenues could decline and, in certain cases, co-tenancy provisions (i.e., a tenant’s right to reduce their rent or terminate their lease if certain key tenants vacate a property) may be triggered possibly allowing other tenants at the same property to reduce their rental payments or terminate their leases. At the same time, we would remain responsible for the payment of the mortgage obligations with respect to the related properties and would become responsible for the operating expenses related to these properties, including, among other things, real estate taxes, maintenance and insurance. In addition, we may incur expenses in enforcing our rights as landlord. Even if we find replacement tenants or renegotiate leases with current tenants, the terms of the new or renegotiated leases, including the cost of required renovations or concessions to tenants, or the expense of the reconfiguration of a tenant’s space, may be less favorable than current lease terms and could reduce the amount of cash available to meet expenses and pay dividends. If tenants facing financial difficulties default on their obligation to pay rent or do not renew their leases at lease expiration, our results of operations, cash flow and financial condition may be adversely affected.

Traditional retail tenants account for 27.4% of our 2022 contractual rental income and the competition that such tenants face from e-commerce retail sales could adversely affect our business.

Approximately 27.4% of our 2022 contractual rental income is derived from retail tenants, including 7.0% from tenants engaged in selling furniture (i.e., Havertys Furniture accounts for 6.1% of 2022 contractual rental income) and 3.1% from a tenant engaged in selling office supplies (i.e., Office Depot, a tenant at five properties, of which one property is currently closed but for which the tenant continues to pay rent). Because e-commerce retailers may be able to provide customers with better pricing and the ease, comfort and safety of shopping from their home or office, our retail tenants face increasing competition from e-commerce retailers, which competition may continue to accelerate as a result of the pandemic. The accelerating growth of e-commerce sales decreases the need for traditional retail outlets and reduce retailers’ space and property requirements. This adversely impacts our ability to rent space at our retail properties and increases competition for retail tenants thereby reducing the rent we would receive at these properties and adversely affect our results of operations, cash flow and financial condition.

Approximately 24.5% of our 2022 contractual rental income is derived from five tenants. The default, financial distress or failure of any of these tenants, or such tenant’s determination not to renew or extend their lease, could significantly reduce our revenues.

Havertys Furniture, FedEx, LA Fitness, Northern Tool and NARDA Holdings, Inc. account for approximately 6.1%, 5.2%, 4.7%, 4.4% and 4.1%, respectively, of our 2022 contractual rental income. The default, financial distress or bankruptcy of any of these or other significant tenants or such tenant’s determination not to renew or extend their lease, could significantly reduce our revenues, would cause interruptions in the receipt of, or the loss of, a significant amount of rental income and would require us to pay operating expenses (including real estate taxes) currently paid by the tenant. This could also result in the vacancy of the property or properties occupied by the defaulting or non-renewing tenant, which would significantly reduce our rental revenues and net income until the re-rental of the property or properties and could decrease the ultimate sale value of the property.

Write-offs of unbilled rent receivables and intangible lease assets will reduce our net income, total assets and stockholders’ equity and may result in breaches of financial covenants under our credit facility.

At December 31, 2021, the aggregate of our unbilled rent receivable and intangible lease assets is $35.0 million (including $20.7 million of intangible lease assets); five tenants (i.e., Northern Tools, FedEx, Famous Footwear, Applebees and LA Fitness) account for 35.9% of such sum. We are required to assess the collectability of our unbilled rent receivables and the remaining useful lives of our intangible lease assets. Such assessments take into consideration, among other things, a tenant’s payment history, financial condition, and the likelihood of collectability of future rent.  If we determine that the collectability of a tenant’s unbilled rent receivable is not probable or that the useful life of a tenant’s intangible lease asset has changed, write-offs would be required.  Such write-offs result in a reduction of our net income, total assets and stockholders’ equity and in certain circumstances may result in the breach of our financial covenants under the credit facility.

The concentration of our properties in certain states may make our revenues and the value of our portfolio vulnerable to adverse changes in local economic conditions.

Some of the properties we own are located in the same or a limited number of geographic regions. Approximately 55.5% of our 2022 contractual rental income is derived from properties located in eight states— South Carolina (9.7%), New York (9.5%), Texas (7.8%), Pennsylvania (6.7%), Georgia (5.7%), North Carolina (5.7%), New Jersey (5.2%) and Maryland (5.2%). As a result, a decline in the economic conditions in these states or in regions where our properties may be concentrated in the future, may have an adverse effect on the rental and occupancy rates for, and the property values of, these properties, which could lead to a reduction of our rental income and/or impairment charges.

Our portfolio of properties is concentrated in the industrial and retail real estate sectors, and our business would be adversely affected by an economic downturn in either of such sectors.

Approximately 57.8% and 27.4% of our 2022 contractual rental income is derived from industrial and retail tenants, respectively, and we are vulnerable to economic declines that negatively impact these sectors of the economy, which could have an adverse effect on our results of operations, liquidity and financial condition.

Declines in the value of our properties could result in impairment charges.

If we are presented with indicators of impairment in the value of a particular property or group of properties, we will be required to perform an impairment analysis for such property or properties. If we determine that any of our properties at which indicators of impairment exist have undiscounted cash flows below the net book value of such property, we will be required to recognize an impairment charge for the difference between the fair value and the book value during the quarter in which we make such determination. Any impairment charge would reduce our net income and stockholder’s equity.

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

The pursuit of a re-development of a multi-tenant community shopping center located in Manahawkin, New Jersey owned by a joint venture may be unsuccessful or fail to meet our expectations.

A joint venture in which we are a 50% partner has been pursuing, since 2018, a re-development of the Manahawkin Property, a multi-tenant community shopping center located in Manahawkin, New Jersey. As a result of the related decrease in occupancy (i.e., an occupancy rate of 53.2% at December 31, 2021), the income and cash flow from this property is significantly lower than it was several years ago.

This re-development project may be unsuccessful or fail to meet our expectations due to a variety of risks and uncertainties including:

●	whether and when anchor or significant tenants, such as Regal Cinemas, in light of the challenges presented by the pandemic, will continue paying rent and deferred rent,
●	co-tenancy clauses that permit certain significant tenants to terminate their lease or otherwise reduce their rent obligations could be triggered if certain significant tenants vacate, cease paying rent or otherwise cease operations,
●	current tenants that have informally agreed to participate in the re-development may abandon the project,
●	the joint venture’s inability to obtain, on acceptable terms, the financing needed to implement the re-development,
●	the joint venture’s inability to obtain all necessary zoning and other required governmental permits and authorizations on a timely basis,
●	occupancy rates and rents at the re-developed property may not meet the expected levels and could be insufficient to make the property profitable,
●	the inability to complete the project on schedule, or at all, as a result of factors, many of which are beyond the joint venture’s control, including the pandemic, weather, labor conditions and material shortages,
●	increasing materials and labor costs,
●	delays in the delivery of construction materials,
●	development and construction costs of the project may exceed the joint venture’s estimates,
●	we or our joint venture partner may not have sufficient resources to fund the project, and
●	fluctuations in local and regional economic conditions due to the time lag between commencement and completion of the project.

If this re-development is abandoned, further delayed or otherwise unsuccessful we may may be (i) required to take an impairment charge, including a write-off of capitalized soft costs of $571,000 related to the re-development and (ii) adversely affected. See “Item 2. Properties” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Re-development of the Manahawkin Property” for further information about the Manahawkin Property.

Risks Related to Our Financing Activities, Indebtedness and Capital Resources

If we are unable to refinance our mortgage loans at maturity, we may be forced to sell properties at disadvantageous terms, which would result in the loss of revenues and in a decline in the value of our portfolio.

We had, as of December 31, 2021, $399.7 million in mortgage debt outstanding (all of which is non-recourse subject to standard carve-outs) and our debt is 35.8% of our total market capitalization. The risks associated with our mortgage debt, include the risks that cash flow from properties securing the indebtedness and our available cash and cash equivalents will be insufficient to meet required payments of principal and interest.

Generally, only a portion of the principal of our mortgage indebtedness will be repaid prior to or at maturity and we do not plan to retain sufficient cash to repay such indebtedness at maturity. Accordingly, to meet these obligations if they cannot be refinanced at maturity, we will have to use funds available under our credit facility, if any, and our available cash and cash equivalents to pay our mortgage debt or seek to raise funds through the financing of unencumbered properties, sale of properties or the issuance of additional equity. From 2022 through 2026, approximately $205.1 million of our mortgage debt matures—specifically, $44.8 million in 2022, $25.8 million in 2023, $62.6 million in 2024, $42.6 million in 2025 and $29.3 million in 2026. If we are unsuccessful in refinancing or extending existing mortgage indebtedness or financing unencumbered properties, selling properties on favorable terms or raising additional equity, our cash flow will be insufficient to repay all maturing mortgage debt when payments become due, and we may be forced to dispose of properties on disadvantageous terms or convey properties secured by mortgages to the mortgagees, which would lower our revenues and the value of our portfolio.

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

Our credit facility expires December 31, 2022. Among other things, we depend on the facility to allow us to acquire properties on an accelerated basis (hereby potentially making our offer to purchase a property more attractive than offers from competitors), without the delays that may be associated with traditional mortgage financing. We can provide no assurance that such facility will be renewed or that if renewed, that the terms thereof will not be less favorable than the terms of the current facility. The members of our lending consortium have agreed to merge with one another which, if completed, would reduce from four to two, the members of such consortium. The remaining two members of the lending consortium may, in connection with a renewal of the facility, be unwilling to maintain their current combined level of credit exposure to us and may reduce the amount available to be borrowed under the renewed facility. If this facility is not renewed on terms at least as favorable to us as currently in place, our liquidity and capital resource position may be adversely impacted.

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

Interest rates have become increasingly volatile and during the three years ended December 31, 2021, the interest rate on the 10-year treasury notes ranged from 0.38% to 2.80%. At March 1, 2022, the interest rate on such notes was 1.73%. If we are required to refinance mortgage debt that matures over the next several years at higher interest rates than such mortgage debt currently bears, the funds available for dividends may be reduced. The following table sets forth, as of December 31, 2021, the principal balance of the mortgage payments due at maturity on our properties and the weighted average interest rate thereon (dollars in thousands):

	Principal
	Balances	Weighted Average
	Due at	Interest Rate
Year	Maturity	Percentage
2022	$31,590	3.92
2023	12,973	4.31
2024	50,694	4.42
2025	32,063	4.32
2026	19,179	3.88
2027 and thereafter	145,609	4.08

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

Because REIT stocks are often perceived as high-yield investments, investors may perceive less relative benefit to owning REIT stocks as interest rates and the yield on government treasuries and other bonds increase. Accordingly, the increase in interest rates over the past several months may reduce the amount investors are willing to pay for our common stock.

If our borrowings increase, the risk of default on our repayment obligations and our debt service requirements will also increase.

At December 31, 2021, we had $411.4 million of debt outstanding, including $399.7 million of mortgage debt and $11.7 million of debt incurred pursuant to our credit facility. Increased leverage, whether pursuant to our credit facility or mortgage debt, could result in increased risk of default on our payment obligations related to borrowings and in an increase in debt service requirements, which could reduce our net income and the amount of cash available to meet expenses and to pay dividends.

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

At December 31, 2021, our variable rate debt that bears interest at the one month LIBOR rate plus a negotiated spread is in principal amount of $68.6 million (i.e., $56.9 million of mortgage debt and $11.7 million of credit facility debt). We hedged our exposure to the fluctuating interest payments on this mortgage debt by entering into interest rate swaps with the counterparties (or their affiliates) to such debt – these swaps effectively fix our interest payments under the related debt. At December 31, 2021, we have 19 swaps with three separate counterparties and an aggregate notional amount of $56.9 million. The fluctuating interest payments on the credit facility debt are not hedged. The authority regulating LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after June 2023 and it is possible that LIBOR will become unavailable at an earlier date. Approximately $51.2 million of this mortgage debt and the related notional amount of interest rate swaps mature after June 2023. Accordingly, there is uncertainty as to how the interest rate on this mortgage debt, the related swaps and the credit facility debt will be determined when LIBOR is unavailable. Though these agreements, and instruments provide for alternative methods of calculating the interest rate if LIBOR is unavailable, such alternative rates may be unavailable (or the alternative rate provided for in the variable rate mortgage debt may be inconsistent with the alternative rate provided for by the related swap), in which case we may have to negotiate an alternative rate with the counterparties to such debt, the related swaps and the credit facility debt - we can provide no assurance that we and our counterparties will be able to agree to alternative rates. Even if alternative rates are available, the swaps may not effectively hedge our interest payment obligation on this variable rate mortgage debt and may result in fluctuating interest payments with respect to such debt. Our cash flow and financial results may be adversely affected if we are unable to arrange a mutually satisfactory alternative rate to LIBOR for our variable rate mortgage debt and the credit facility debt. Further, the absence of LIBOR or a generally acceptable alternative thereto may make it difficult to hedge our interest rate exposure on variable rate mortgage debt that we incur in the future which in turn may make it more difficult to acquire properties.

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

Our failure to comply with our obligations under our mortgages may reduce our stockholders’ equity, and adversely affect our net income and ability to pay dividends.

Several of our mortgages include covenants that require us to maintain certain financial ratios, including various coverage ratios, and comply with other requirements. Failure to meet interest and other payment obligations under these mortgages or a breach by us of the covenants to comply with certain financial ratios would place us in non-compliance under such mortgages. If a mortgagee called a default and required us to repay the full amount outstanding under such mortgage, we might be required to rapidly dispose of the property subject to such mortgage which could have an adverse impact on the amounts we receive on such disposition. If we are unable to satisfy the covenants of a mortgage, the mortgagee could exercise remedies available to it under the applicable mortgage and as otherwise provided by law, including the possible appointment of a receiver to manage the property, application of deposits or reserves maintained under the mortgage for payment of the debt, or foreclose and/or cause the forced sale of the property or asset securing such debt. A foreclosure or other forced disposition of our assets could result in the disposition of same at below the carrying value of such asset. The disposition of our properties or assets at below our carrying value may adversely affect our net income, reduce our stockholders’ equity and adversely affect our ability to pay dividends.

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

We have been, and will continue to be, subject to significant competition and we may not be able to compete successfully for investments.

We have been, and will continue to be, subject to significant competition for attractive investment opportunities, and in particular, opportunities for industrial properties which are the primary focus of our and many of our competitors acquisition efforts. Our competitors include publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors, many of whom have greater financial and other resources than we have. We may not be able to compete successfully for investments. If we pay higher prices for investments, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. If such events occur, we may experience lower returns on our investments.

Our current and future investments in joint ventures could be adversely affected by the lack of sole decision making authority, reliance on joint venture partners’ financial condition or insurance coverage, disputes that may arise between our joint venture partners and us and our reliance on one significant joint venture partner.

Six properties in which we have an interest are owned through consolidated joint ventures (three properties) and unconsolidated joint ventures (three properties). We may continue to acquire properties through joint ventures and/or contribute some of our properties to joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might file for bankruptcy protection, fail to fund their share of required capital contributions or obtain insurance coverage pursuant to a blanket policy as a result of which claims with respect to other properties covered by such policy and in which we have no interest could reduce or eliminate the coverage available with respect to the joint venture properties. Further, joint venture partners may have conflicting business interests or goals, and as a result there is the potential risk of impasses on decisions, such as a sale and the timing thereof. Any disputes that may arise between joint venture partners and us may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. With respect to our (i) consolidated joint ventures, we own, with two joint venture partners and their respective affiliates, properties that account for 4.0% of 2022 contractual rental income, and (ii) unconsolidated joint ventures, we own, with two joint venture partners and their affiliates, properties which account for our $1.6 million share of 2022 base rent payable. We may be adversely affected if we are unable to maintain a satisfactory working relationship with these joint venture partners or if any of these partners becomes financially distressed.

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

From time to time we have entered into transactions with persons and entities affiliated with us and with certain of our officers and directors. Such transactions involve a potential conflict of interest, and entail a risk that we could have obtained more favorable terms if we had entered into such transaction with an unaffiliated third party. We are a party to a compensation and services agreement with Majestic Property effective as of January 1, 2007, as amended. Majestic Property is wholly-owned by the vice chairman of our board of directors and it provides compensation to certain of our part-time senior executive officers and other individuals performing services on our behalf. Pursuant to the compensation and services agreement, we pay an annual fee to Majestic Property which provides us with the Services. See “Item 1. Business – Human Capital Resources”. In 2021 we paid, and in 2022 we anticipate paying, Majestic Property, (i) a fee of $3.1 million and $3.0 million, respectively, and (ii) $295,000 and $317,000, respectively, for our share of all direct office expenses, including rent, telephone, postage, computer services, supplies, and internet usage. We also obtain our property insurance in conjunction with Gould Investors L.P., our affiliate, and in 2021, reimbursed Gould Investors $1.4 million for our share of the insurance premiums paid by Gould Investors. At December 31, 2021, Gould Investors beneficially owns approximately 9.2% of our outstanding common stock and certain of our senior executive officers are also executive officers of the managing general partner of Gould Investors. See Note 10 of our consolidated financial statements for information regarding equity awards to individuals performing services on our behalf pursuant to the compensation and services agreement.

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

Pursuant to the attribution rules under the Code, Fredric H. Gould, is our only stockholder that beneficially owned in excess of 9.9% of our capital stock on June 14, 2005, when the ownership limit became effective, and is the only person permitted to own and acquire shares of our capital stock, directly or indirectly, in excess of the ownership limit. Based on information supplied to us, as of December 31, 2021, Mr. Gould beneficially owns approximately 11.698% of the outstanding shares of our stock. As a result of Mr. Gould’s beneficial ownership of our stock, compliance with the 9.9% ownership limit will not ensure that your ownership of shares of our stock will not violate the Five or Fewer Limit or prevent shares of stock that you intended to acquire from being designated as “excess shares” and transferred to a charitable trust.

At December 31, 2021, if three other individuals unrelated to Mr. Gould were to beneficially own exactly 9.9% of our outstanding stock, no other individual may beneficially own 8.602% or more of our outstanding stock without violating the Five or Fewer Limit and causing the newly-acquired shares to be designated as “excess shares” and transferred to the charitable trust. However, there is no limitation on Mr. Gould acquiring additional shares of our stock or otherwise increasing his percentage of ownership of our stock, meaning that the amount of our stock that other persons or entities may acquire without potentially violating the Five or Fewer Limit could be reduced in the future and without notice. Our Board has exempted from the 9.9% ownership limit the ownership by Mr. Gould’s direct and indirect heirs of shares of our stock that they inherit from him, subject to the same conditions and limitations as apply to Mr. Gould.

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

The level of our dividend is established by our board of directors from time to time based on a variety of factors, including our cash available for distribution, funds from operations, adjusted funds from operations and maintenance of our REIT status. Various factors could cause our board of directors to decrease or not increase our dividend, including tenant defaults or bankruptcies resulting in a material reduction in our funds from operations, a material loss resulting from an adverse change in the value of one or more of our properties, or insufficient income to cover our dividends. In 2020 and 2019, approximately 8.1% and 27.0%, respectively, of our dividends exceeded our “earnings and profits” (as determined pursuant to the Code) and therefor constituted a return of capital; accordingly, we were not required to pay dividends that exceeded such earnings and profits to maintain our REIT status. It is possible that a portion of the dividends we would pay in 2022 would constitute a return of capital and in such event we would not be required to pay such sum to maintain our REIT status. If our board of directors determines to reduce or not increase our dividend for the foregoing or any other reason, the market value of our common stock could be adversely affected.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2021, we own 118 properties with an aggregate net book value of $678.2 million. Our occupancy rate, based on square footage, was 99.2%, 98.4% and 98.1% as of December 31, 2021, 2020 and 2019, respectively.

At December 31, 2021, we participated in joint ventures that owned three properties and at such date, our investment in these unconsolidated joint ventures is $10.2 million. The occupancy rate of our joint venture properties, based on square footage, was 59.1%, 59.1% and 59.3% as of December 31, 2021, 2020 and 2019, respectively. For further information about the Manahawkin Property, including information about the related mortgage debt and re-development activities, see “—Properties Owned by Joint Ventures”, “—Mortgage Debt” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our executive office is located at 60 Cutter Mill Road, Suite 303, Great Neck, New York. We believe that this facility is satisfactory for our current and projected needs.

Our Properties

The following table details, as of December 31, 2021, certain information about our properties (except as otherwise indicated, each property is tenanted by a single tenant):

		Percentage of	Approximate	2022 Contractual
		2022 Contractual	Square Footage	Rental Income
Location	Type of Property	Rental Income	of Building	per Square Foot
Fort Mill, SC	Industrial	4.4	701,595	$4.27
Hauppauge, NY	Industrial	4.1	201,614	13.91
Baltimore, MD	Industrial	3.5	367,000	6.59
Royersford, PA(1)	Retail	3.4	194,600	12.16
El Paso, TX	Industrial	3.1	419,821	5.02
Lebanon, TN	Industrial	3.0	540,200	3.86
Secaucus, NJ	Health & Fitness	2.2	44,863	33.43
Delport, MO(2)	Industrial	2.2	339,094	4.36
Littleton, CO(3)	Retail	2.0	101,618	16.54
El Paso, TX(4)	Retail	2.0	110,179	12.44
St. Louis Park, MN(2)	Retail	1.9	131,710	9.86
McCalla, AL	Industrial	1.9	294,000	4.39
Brooklyn, NY	Office	1.9	66,000	19.24
Lowell, AR	Industrial	1.8	248,370	4.95
Fort Mill, SC	Industrial	1.8	303,188	3.99
Greensboro, NC	Theater	1.7	61,213	19.02
Joppa, MD	Industrial	1.7	258,710	4.42
Ankeny, IA(2)	Industrial	1.6	208,234	5.26
Moorestown, NJ(2)	Industrial	1.6	219,881	4.92
Englewood, CO	Industrial	1.5	63,882	15.68
Tucker, GA	Health & Fitness	1.4	58,800	16.16
Pennsburg, PA(2)	Industrial	1.4	291,203	3.23
Hamilton, OH	Health & Fitness	1.2	38,000	20.75
Greenville, SC(5)	Industrial	1.1	142,200	5.44
Indianapolis, IN	Theater	1.1	57,688	12.75
Bakersfield, CA	Industrial	1.1	218,116	3.36
Green Park, MO	Industrial	1.1	119,680	6.02
Ronkonkoma, NY(2)	Industrial	1.0	90,599	7.79
Greenville, SC(5)	Industrial	1.0	128,000	5.44
Indianapolis, IN	Industrial	1.0	125,622	5.45
Lehigh Acres, FL(2)	Industrial	1.0	103,044	6.35
Lake Charles, LA(6)	Retail—Office Supply	1.0	54,229	12.07
Huntersville, NC	Industrial	0.9	78,319	8.27
Ashland, VA	Industrial	0.9	88,003	7.29
Tyler, TX	Retail—Furniture	0.9	50,810	12.43
Memphis, TN	Industrial	0.9	224,749	2.77
Chandler, AZ	Industrial	0.9	62,121	9.84
Kennesaw, GA	Retail	0.9	32,138	18.90
Chicago, IL	Retail—Office Supply	0.9	23,939	24.37
Moorestown, NJ	Industrial	0.8	64,000	9.05
Nashville, TN(2)	Industrial	0.8	99,500	5.81
Melville, NY	Industrial	0.8	51,351	10.89
Omaha, NE	Industrial	0.8	101,584	5.37
New Hope, MN(7)	Industrial	0.8	123,892	4.89
Shakopee, MN	Industrial	0.8	114,000	4.65
Wichita, KS	Retail—Furniture	0.8	88,108	5.94
Monroe, NC	Industrial	0.7	93,170	5.53
Saco, ME	Industrial	0.7	131,400	3.77
Greenville, SC	Industrial	0.7	88,800	5.55
Cary, NC	Retail—Office Supply	0.7	33,490	14.62
Louisville, KY	Industrial	0.7	125,370	3.81
New Hyde Park, NY	Industrial	0.7	38,000	12.37
Ft. Myers, FL	Retail	0.7	29,993	15.43
Bensalem, PA(5)	Industrial	0.7	85,663	5.33
Cedar Park, TX	Retail—Furniture	0.6	72,000	6.08
Champaign, IL(2)	Retail	0.6	50,530	8.65
Rincon, GA	Industrial	0.6	95,000	4.60

		Percentage of	Approximate	2022 Contractual
		2022 Contractual	Square Footage	Rental Income
Location	Type of Property	Rental Income	of Building	per Square Foot
Plymouth, MN	Industrial	0.6	82,565	$5.26
Eugene, OR	Retail—Office Supply	0.6	24,978	16.37
Deptford, NJ	Retail	0.6	25,358	15.98
Newark, DE	Other	0.6	23,547	17.00
Highland Ranch, CO(2)	Retail	0.6	42,920	9.27
El Paso, TX	Retail—Office Supply	0.5	25,000	15.20
Amarillo, TX	Retail—Furniture	0.5	72,027	5.14
Woodbury, MN	Retail	0.5	49,406	7.25
Lexington, KY	Retail—Furniture	0.5	30,173	11.69
Richmond, VA	Retail—Furniture	0.5	38,788	8.98
Virginia Beach, VA	Retail—Furniture	0.5	58,937	5.74
LaGrange, GA	Industrial	0.5	80,000	4.14
Newport, VA	Retail—Furniture	0.5	49,865	6.45
Durham, NC	Industrial	0.5	46,181	6.95
Duluth, GA	Retail—Furniture	0.5	50,260	6.19
Greensboro, NC	Retail	0.5	12,950	24.00
Fayetteville, GA	Retail—Furniture	0.4	65,951	4.64
Gurnee, IL	Retail—Furniture	0.4	22,768	13.43
Wauconda, IL	Industrial	0.4	53,750	5.65
Naples, FL	Retail—Furniture	0.4	15,912	18.70
Selden, NY	Retail	0.4	14,555	20.25
Somerville, MA	Retail	0.4	12,054	23.23
Carrollton, GA	Restaurant	0.4	6,012	46.10
Pinellas Park, FL	Industrial	0.4	53,064	5.03
Cartersville, GA	Restaurant	0.4	5,635	46.41
Hauppauge, NY	Restaurant	0.4	7,000	36.11
Richmond, VA	Restaurant	0.4	9,367	26.35
Greensboro, NC	Restaurant	0.4	6,655	36.92
Hyannis, MA	Retail	0.4	9,750	24.85
Chandler, AZ	Industrial	0.3	25,035	8.79
Kennesaw, GA	Restaurant	0.3	4,051	53.00
Myrtle Beach, SC	Restaurant	0.3	6,734	31.68
Bluffton, SC	Retail—Furniture	0.3	35,011	6.09
Everett, MA	Retail	0.3	18,572	11.43
Lawrenceville, GA	Restaurant	0.3	4,025	51.12
Bolingbrook, IL	Retail	0.3	33,111	6.10
Concord, NC	Restaurant	0.3	4,749	42.04
Cape Girardeau, MO	Retail	0.3	13,502	14.71
Miamisburg, OH	Industrial	0.3	35,707	5.48
Marston, MA	Retail	0.3	8,775	21.00
Indianapolis, IN	Restaurant	0.3	12,820	14.14
Pittston, PA(8)	Industrial	0.2	249,600	0.67
West Palm Beach, FL	Industrial	0.2	10,361	14.54
Batavia, NY	Retail	0.2	23,483	6.00
Palmyra, PA(9)	Restaurant	0.2	2,944	47.00
Reading, PA(9)	Restaurant	0.2	2,702	50.59
Reading, PA(9)	Restaurant	0.2	2,798	48.09
Trexlertown, PA(9)	Restaurant	0.2	3,004	43.89
Monroeville, PA	Retail	0.2	6,051	20.18
Cuyahoga Falls, OH	Retail	0.2	6,796	17.21
South Euclid, OH	Retail	0.2	11,672	9.94
Hilliard, OH	Retail	0.2	6,751	15.55
Port Clinton, OH	Retail	0.1	6,749	15.19
Lawrence, KS	Retail	0.1	8,600	10.17
Seattle, WA	Retail	0.1	3,053	26.06
Rosenberg, TX	Retail	0.1	8,000	9.61
Louisville, KY	Industrial	0.1	9,642	4.58
Columbus, OH(10)	Retail—Furniture	—	96,924	0.33
Crystal Lake, IL(11)	Retail	—	32,446	—
Beachwood, OH(12)	Land	—	349,999	—
Columbus, OH(13)	Industrial	—	105,191	—
		100.0	10,493,169

(1)	This property, a community shopping center, is leased to 11 tenants. Contractual rental income per square foot excludes 3,125 vacant square feet.
(2)	This property has two tenants.
(3)	This property, a community shopping center, is leased to 21 tenants. Contractual rental income per square foot excludes 26,013 vacant square feet and $150,000 of contractual rental income from a ground lease.
(4)	This property has four tenants. Contractual rental income per square foot excludes 2,395 vacant square feet.
(5)	This property has three tenants.
(6)	This property has three tenants. Approximately 43.4% of the square footage is leased to a retail office supply operator.
(7)	This property has two tenants. Contractual rental income excludes 15,128 vacant square feet.
(8)	In February 2022, we entered into a 20-year lease for this property providing for an annual base rent of $1.4 million through February 2023 and increasing 3% annually thereafter.
(9)	It is anticipated that this property will be sold in April 2022. See Note 5 to our consolidated financial statements.
(10)	The tenant’s lease expired in January 2022 and the property is currently vacant.
(11)	This property has been vacant since 2017.
(12)	This property is ground leased to a multi-unit apartment complex owner/operator. 2022 contractual rental income excludes $1.3 million of variable rent as there is uncertainty as to whether and when the tenant will resume paying rent. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Challenges and Uncertainties Facing The Vue – Beachwood, Ohio” and Note 6 of our consolidated financial statements.
(13)	It is anticipated that this property will be sold in April 2022. See Note 5 to our consolidated financial statements.

Properties Owned by Joint Ventures

The following table sets forth, as of December 31, 2021, information about the properties owned by joint ventures in which we are a venture partner:

		Percentage of
		Base Rent Payable
		in 2022
		Contributed by	Approximate	2022
	Type of	the Applicable	Square Footage	Base Rent
Location	Property	Joint Venture(1)	of Building	per Square Foot
Manahawkin, NJ(2)	Retail	85.3	319,349	$8.12
Savannah, GA	Retail	12.9	46,058	4.52
Savannah, GA(3)	Restaurant	1.8	—	—
		100.0	365,407
(1)	Represents our share of the base rent payable in 2022 with respect to such joint venture property, expressed as a percentage of the aggregate base rent payable in 2022 with respect to all of our joint venture properties. Base rent payable in 2022 excludes $121,000 of COVID-19 rent deferral payments due from Regal Cinemas, a tenant at our Manahawkin, New Jersey property, which was not accrued to rental income.
(2)	The Manahawkin Property, a community shopping center, is leased to 23 tenants. Base rent per square foot excludes 149,447 vacant square feet. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Re-development of the Manahawkin Property.”
(3)	This property is used as a parking lot.

Geographic Concentration

As of December 31, 2021, the 118 properties owned by us are located in 31 states. The following table sets forth information, presented by state, related to our properties as of December 31, 2021:

			Percentage of
		2022	2022
		Contractual	Contractual	Approximate
	Number of	Rental	Rental	Building
State	Properties	Income	Income	Square Feet
South Carolina	7	$6,592,772	9.7	1,405,528
New York	8	6,497,295	9.5	492,602
Texas	7	5,344,846	7.8	757,837
Pennsylvania	9	4,557,275	6.7	838,565
Georgia	10	3,902,187	5.7	401,872
North Carolina	8	3,894,843	5.7	336,727
New Jersey	4	3,567,078	5.2	354,102
Maryland	2	3,563,171	5.2	625,710
Tennessee	3	3,283,211	4.8	864,449
Minnesota	5	3,153,669	4.6	501,573
Colorado	3	2,800,305	4.1	208,420
Missouri	3	2,397,761	3.5	472,276
Virginia	5	1,896,260	2.8	244,960
Florida	5	1,832,532	2.7	212,374
Illinois	6	1,831,923	2.7	216,544
Indiana	3	1,601,233	2.3	196,130
Ohio	9	1,456,671	2.1	657,789
Alabama	1	1,289,979	1.9	294,000
Arkansas	1	1,230,498	1.8	248,370
Iowa	1	1,095,346	1.6	208,234
Massachusetts	4	918,849	1.3	49,151
Kentucky	3	874,438	1.3	165,185
Arizona	2	830,969	1.2	87,156
California	1	733,260	1.1	218,116
Louisiana	1	654,718	1.0	54,229
Kansas	2	611,119	0.9	96,708
Nebraska	1	545,916	0.8	101,584
Other (1)	4	1,383,464	2.0	182,978
	118	$68,341,588	100.0	10,493,169

(1)	These properties are located in four states.

The following table sets forth information, presented by state, related to the properties owned by our joint ventures as of December 31, 2021:

		Our Share
		of the
		Base Rent
		Payable in 2022	Approximate
	Number of	to these	Building
State	Properties	Joint Ventures	Square Feet
New Jersey	1	$1,379,562	319,349
Georgia	2	238,156	46,058
	3	$1,617,718	365,407

Mortgage Debt

At December 31, 2021, we had:

●	69 first mortgages secured by 79 of our 118 properties; and
●	$399.7 million of mortgage debt outstanding with a weighted average interest rate of 4.18% and a weighted average remaining term to maturity of approximately 6.4 years. Substantially all of such mortgage debt bears fixed interest at rates ranging from 3.02% to 5.50% and contains prepayment penalties.

The following table sets forth scheduled principal mortgage payments due on our properties as of December 31, 2021 (dollars in thousands):

PRINCIPAL
YEAR	PAYMENTS DUE
2022	$44,843
2023	25,774
2024	62,634
2025	42,615
2026	29,277
Thereafter	194,517
Total	$399,660

At December 31, 2021, the first mortgage on the Manahawkin Property, the only joint venture property with mortgage debt, had an outstanding principal balance of $22.1 million, carries an annual interest rate of 4% and matures in July 2025. This mortgage contains a prepayment penalty. The following table sets forth the scheduled principal mortgage payments due for this property as of December 31, 2021 (dollars in thousands):

PRINCIPAL
YEAR	PAYMENTS DUE
2022	$802
2023	834
2024	868
2025	19,601
2026	—
Total	$22,105

The mortgages on our properties (including properties owned by joint ventures) are generally non-recourse, subject to standard carve-outs.

Item 3. Legal Proceedings.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange under the symbol “OLP.” As of March 1, 2022, there were approximately 243 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

We did not repurchase any shares of our outstanding common stock in 2021. We are authorized to repurchase up to $7.5 million in shares of our common stock.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a self-administered and self-managed REIT focused on acquiring, owning and managing a geographically diversified portfolio of industrial, retail, restaurant, health and fitness and theater properties, many of which are subject to long-term leases. Most of our leases are “net leases” under which the tenant, directly or indirectly, is responsible for paying the real estate taxes, insurance and ordinary maintenance and repairs of the property. As of December 31, 2021, we own, in 31 states, 121 properties, including three properties owned by consolidated joint ventures and three properties owned through unconsolidated joint ventures.

Challenges and Uncertainties Related to the COVID-19 Pandemic

The COVID-19 pandemic had, and continues to have, a significant impact on the global economy, the U.S. economy, and the economies of the local markets in which our properties are located.  The preventative measures taken to address the pandemic, and the economic consequences resulting therefrom, have affected, and will continue to affect, our tenants to varying degrees depending on, among other things, the location of the subject property, the nature of the tenant and use of the property (i.e., industrial or non-industrial), with theater, health and fitness, restaurant and retail properties having been, and continuing to be, significantly adversely affected.

The pandemic and its impact on the economic, financial, and capital markets environments present material risks and uncertainties.  We are unable to predict the ultimate impact that the pandemic and its direct and indirect consequences will have on us, which will depend largely on future developments relating to many factors outside of our control. Our business, income, cash flow, results of operations, financial condition, liquidity, prospects, ability to service our debt, and ability to pay cash dividends to our stockholders, has been and may continue to be adversely affected by the pandemic.

General Challenges and Uncertainties

In addition to the challenges and uncertainties presented by the pandemic, and as also described under “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors”, we, among other things, face additional challenges and uncertainties, which are heightened by the pandemic, including the possibility we will not be able to: lease our properties on terms favorable to us or at all; collect amounts owed to us by our tenants; renew or re-let, on acceptable terms, leases that are expiring or otherwise terminating; or acquire or dispose of properties on acceptable terms. Over the past several years, we have sold more properties than we have acquired, the rental income generated by the acquired properties have not fully replaced the income generated by the sold properties and the return on investment on acquired properties has been less than that generated by the sold properties. Furthermore, many of the properties we have sold have been retail properties which generally have generated greater returns than the industrial properties we have been acquiring. As a result of, among other things, the foregoing, the portion of our dividends allocated to ordinary income (as opposed to capital gain and return of capital) has decreased from 88% in 2018 to 43% for 2021. See Note 15 to our consolidated financial statements. If these trends continue over the longer-term, we may be unable to sustain our current level of dividend payments.

We generally seek to manage the risk of our real property portfolio and the related financing arrangements by (i) diversifying among industries, locations, tenants, scheduled lease expirations, mortgage maturities and lenders, and types of properties (for example, industrial, retail, theaters, health and fitness, although over the past several years, we have focused on acquiring industrial properties), and (ii) minimizing our exposure to interest rate fluctuations. As a result, as of December 31, 2021:

●	our 2022 contractual rental income is derived from the following property types: 57.8% from industrial, 27.4% from retail, 4.9% from restaurant, 4.7% from health and fitness, 2.8% from theater and 2.4% from other properties,
●	there are eight states with properties that account for five percent or more of 2022 contractual rental income, and no state accounts for more than 9.7% of 2022 contractual rental income,
●	there are two tenants (i.e., Havertys Furniture and FedEx) that account for more than five percent of 2022 contractual rental income and those tenants account for 11.3% of contractual rental income.

●	through 2030, there are two years in which the percentage of our 2022 contractual rental income represented by expiring leases exceeds 10% (i.e., 14.6% in 2023 and 18.2% in 2027)—approximately 20.9% of our 2022 contractual rental income is represented by leases expiring in 2030 and thereafter,
●	after giving effect to interest rate swap agreements, substantially all of our mortgage debt bears interest at fixed rates,
●	in 2022, 2023 and 2024, 11.2%, 6.4% and 15.7% of our total scheduled principal mortgage payments (i.e., amortization and balances due at maturity) is due, respectively, and
●	there are three different counterparties to our portfolio of interest rate swaps: two counterparties, rated A- or better by a national rating agency, account for 93.6%, or $53.2 million, of the notional value of our swaps; and one counterparty, rated A- by another rating provider, accounts for 6.4%, or $3.7 million, of the notional value of such swaps.

We monitor the risk of tenant non-payments through a variety of approaches tailored to the applicable situation. Generally, based on our assessment of the credit risk posed by our tenants, we monitor a tenant’s financial condition through one or more of the following actions: reviewing tenant financial statements or other financial information, obtaining other tenant related information, changes in tenant payment patterns, regular contact with tenant’s representatives, tenant credit checks and regular management reviews of our tenants. We may sell a property if the tenant’s financial condition is unsatisfactory.

We monitor, on an ongoing basis, our expiring leases and generally approach tenants with expiring leases (including those subject to renewal options) at least a year prior to lease expiration to determine their interest in renewing their leases. During the three years ending December 31, 2024, 58 leases for 55 tenants at 40 properties representing $16.6 million, or 24.2%, of 2022 contractual rental income expire. The following table provides information, as of December 31, 2021, regarding the leases that expire during the three years ending December 31, 2024 (with respect to the multi-tenant shopping center in Lakewood, Colorado, which have both retail and restaurant tenants, we have allocated the property count and associated mortgage debt to the retail (and not restaurant) categories because this is a mixed-use property):

			Weighted Average
			Remaining	Percentage of	Percentage of	Percentage of	Mortgage
	Number of	Number of	Lease Term to	2022 Contractual	2021 Rental	2020 Rental	Debt
Type of Property	Properties	Tenants	Maturity (months)	Rental Income	Income (1)	Income (1)	Outstanding
Industrial	23	25	22	14.4	14.6	14.1	$85,690
Retail (2)	14	26	22	6.3	7.9	7.8	60,059
Restaurant	1	2	18	0.5	0.5	0.5	n/a
Health & Fitness	1	1	23	1.1	1.0	1.0	4,282
Theater	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Other	1	1	22	1.9	1.6	1.6	n/a
	40	55		24.2	25.6	25.0	$150,031

__________

(1)	For 2021 and 2020, the percentage of rental income excludes tenant reimbursement income of $10.9 million and $10.5 million, respectively.
(2)	Retail includes all our retail subcategories.

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

We are sensitive to the risks facing the retail industry as a result of the growth of e-commerce. Over the past several years, we have been addressing our exposure to the retail industry by focusing on acquiring industrial properties (including warehouse and distribution facilities) and properties that we believe capitalize on e-commerce activities – since September 2016, we have not acquired any retail properties and have sold 16 retail properties. As a result of the focus on industrial properties and the sale of retail properties, retail properties generated 30.2%, 32.9%, 35.2% and 41.9%, of rental income, net, in 2021, 2020, 2019 and 2018, respectively, and industrial properties generated 57.0%, 55.4%, 48.7% and 40.1%, of rental income, net, in 2021, 2020, 2019, and 2018, respectively.

At December 31, 2021, we have variable rate debt in the principal amount of $68.6 million (i.e., $56.9 million of mortgage debt and $11.7 million of credit facility debt) that bear interest at the one-month LIBOR rate plus a negotiated spread. This mortgage debt is hedged through interest rate swaps and the credit facility debt is not hedged. The authority regulating LIBOR announced it intends to stop compelling banks to submit rates for the circulation of LIBOR after June 2023 and it is possible that LIBOR will become unavailable at an earlier date. As approximately $51.2 million of this mortgage debt and the related notional amount of the interest rate swaps mature after June 2023, there is uncertainty as to how the interest rate on this variable rate debt and the related swaps will be determined when LIBOR is unavailable.

Challenges and Uncertainties Facing Certain Properties and Tenants

The Vue – Beachwood, Ohio

A multi-family complex, which we refer to as The Vue, ground leases from us the underlying land located in Beachwood, Ohio. For the past several years, the property has faced, and we anticipate that the property will continue to face, occupancy and financial challenges. As a result, the rental income generated by the property has declined significantly over the past several years (i.e., from $1.4 million in 2018 to $0 in 2021). After giving effect to debt service, the property is operating on a negative cash flow basis, and we anticipate that such trend will continue for an extended period. The tenant has not paid the aggregate $1.7 million of rent for October 2020 through March 2022 that would have been due had it generated specified levels of positive operating cash flow and we anticipate this non-payment of rent trend will continue for an extended period. As a result of the challenges faced by this property, in November 2020, we agreed, subject to our discretion, to fund 78% of any operating expense shortfalls (including the tenant’s debt service payments) and capital expenditures required at the property. We estimate that in 2022, we will provide approximately $700,000 in funding for this property. During 2021 (through March 1, 2022), we provided The Vue with $2.0 million to cover, among other things, operating cash flow shortfalls and capital expenditures. At December 31, 2021, (i) there are no unbilled rent receivables, intangibles or tenant origination costs associated with this property and (ii) the net book value of our land subject to this ground lease is $15.8 million and is subordinate to $66.0 million of mortgage debt incurred by the owner/operator. Our cash flow will be adversely impacted by our funding of additional capital expenditures and operating expense shortfalls (including the tenant’s debt service payments) at the property, the tenant’s continuing non-payment of rent or, if the tenant does not pay its debt service, our payment of the tenant’s debt service obligation. We may incur a substantial impairment charge with respect to this property if we determine that the property is impaired. See Note 6 to our consolidated financial statements.

Re-development of the Manahawkin Property

We continue to refine our efforts, which commenced in 2018, to re-develop the Manahawkin Property, which is owned by an unconsolidated joint venture in which we have a 50% equity interest. As a result, the income and cash flow from this property is currently significantly less than it was several years ago and at December 31, 2021, the occupancy rate was 53.2%. In 2021, the property’s carrying costs (including debt service payments) exceeded the property’s operating cash flow by approximately $142,000. To date, no construction has begun in connection with the re-development and there is significant uncertainty as to the form the re-development will take, whether and when the re-development will be completed, the costs to complete the re-development and as to the prospects for this property because of, among other things, the (i) decrease in rent and occupancy, (ii) possibility that co-tenancy clauses could be triggered if certain significant tenants vacate or otherwise cease operations, (iii) possibility that tenants that have informally agreed to participate in the re-development may abandon the project in light of, among other things, the extended delay in completing a re-development or challenges facing the retail environment, (iv) difficulty in obtaining financing for the project, (v) significantly greater labor and material costs than those projected at the time the re-development was initiated due, among other things, to inflation and supply chain delivery issues, and (vi) the continuing delay in completing the re-development. As of December 31, 2021, our share of the capitalized costs, (primarily soft costs) related to the re-development is $571,000. Our net income and cash flow have been negatively impacted by the re-development and our net income, cash flow and financial condition will be adversely affected if significant tenants such as Regal Cinemas do not continue paying rent or the re-development is further delayed or not completed. See “—Liquidity and Capital Resources.”

Round Rock Guaranty Litigation

In 2019, we sued the guarantor of the lease at our former property in Round Rock, Texas, which we refer to as the “Round Rock Property”, at which the tenant obtained bankruptcy protection and terminated its lease. (The lawsuit (the “Lawsuit”) is captioned: OLP Wyoming Springs, LLC, Plaintiff, v. Harden Healthcare, LLC, Defendant, v Benjamin Hanson, Intervenor, District Court of Williamson County, Texas, Cause No. 18-1511-C368). On February 21, 2022, we and the defendant entered into a settlement agreement with respect to the Lawsuit which provides that if we receive approximately $5.4 million (the “Settlement Amount”) by April 15, 2022, the parties to such agreement, among other things, will (i) seek to dismiss with prejudice all of the claims by and between the parties to the agreement, (ii) seek dismissal of the Lawsuit with prejudice and (iii) release each other and certain other persons from claims and liabilities with respect to matters pertaining to the Lawsuit.  If the Settlement Amount is not paid by April 15, 2022, we and the defendant may continue to pursue and assert all of our respective rights, claims and defenses against each other.

2021 and Recent Developments

In 2021:

●	we acquired three industrial properties for an aggregate purchase price of $24.3 million. These properties account for $1.7 million, or 2.5%, of our 2022 contractual rental income.
●	we sold five properties (i.e., three retail and two restaurant), for an aggregate net gain on sale of real estate of $25.5 million, without giving effect to $848,000 of mortgage prepayment costs. The properties sold accounted for $1.1 million, or 1.3%, and $2.1 million, or 2.5%, of 2021 and 2020 rental income, net, respectively.
●	as the lease is expiring in June 2022, we entered into an agreement to sell an industrial property in Columbus, Ohio for a sale price of $8.5 million and anticipate this transaction will be completed in April 2022. This property generated $749,000 of rental income, net, and incurred operating expenses of $164,000 (including depreciation and amortization expense of $66,000) in 2021. We anticipate that we will recognize a $6.9 million gain from this sale in the quarter ending June 30, 2022.
●	we entered into, amended or extended 35 leases with respect to approximately 2.4 million square feet, including:
-	leases with Havertys Furniture, our most significant tenant, which extended for four-to-nine-years from the August 2022 expiration date, the lease term on ten of the eleven properties (after giving effect to a lease entered into in February 2022 with respect to one property (the “February Lease”)), it leases from us. (In January 2022, we entered into a contract to sell the eleventh property, subject to the satisfaction of, among other things, the purchaser’s due diligence review). We also agreed to invest up to $3.1 million for tenant improvements, of which $1.5 million was funded through March 1, 2022. As of December 31, 2021, after giving effect to the February Lease, the weighted average remaining lease term is 6.2 years and rental income from this tenant is anticipated to be approximately $4.6 million, $4.1 million and $4.1 million in 2022, 2023 and 2024, respectively.
-	lease amendments with Regal Cinemas pursuant to which (i) we deferred an aggregate of $1.4 million of rent (which was originally payable from September 2020 through August 2021) and the tenant agreed to pay such sum in equal monthly installments from January 2022 through June 2023 (and through February 2022, all such payments had been made), (ii) the tenant agreed to pay, and paid, an aggregate of $441,000 of rent from September 2020 through August 2021, and (iii) the parties extended the lease for the Indianapolis, Indiana property for two years from December 2030 to December 2032.
-	a five-year lease extension (through 2027) with a property tenanted by FedEx, which property accounts for 1.3% of 2022 contractual rental income, for an annual base rent of $868,000 through August 2022, $848,000 through August 2023, and increasing 2.5% annually thereafter.
-	a six-year lease extension (through 2028) with The Toro Company, which accounts for 3.1% of 2022 contractual rental income, for annual base rent of $2.0 million through June 2022, $2.2 million through June 2023, and increasing 3% annually thereafter.
●	we collected $2.7 million, or 99.7%, of the rent that we deferred in response to the pandemic and that was due in 2021.

Subsequent to December 31, 2021, we:

●	acquired a 53,000 square foot industrial property in Fort Myers, Florida for a purchase price of $8.1 million and after the acquisition, obtained $4.9 million nine-year mortgage debt with an interest rate of 3.09% and amortizing over 25 years. The property is leased through 2030 and provides for an annual base rent of $443,000, with annual increases of 3.8% beginning in 2023. We anticipate that in 2022, this property will contribute $438,000 of base rent.
●	entered into an agreement to sell four restaurant properties in Pennsylvania for a sales price of $10.0 million and anticipate this transaction will be completed in April 2022. These properties generated $525,000 of rental income, net, and incurred operating expenses of $100,000 (including depreciation and amortization expense of $59,000) and mortgage interest expense of $116,000 in 2021. We anticipate that we will recognize a $4.7 million gain from this sale in the quarter ending June 30, 2022.
●	in connection with the expiration of the lease in February 2022, re-leased our industrial property in Pittston, Pennsylvania to The Lion Brewery for 20-years for an annual base rent of $1.4 million through February 2023, and increasing 3% annually thereafter.
●	collected $189,000, or 99.8%, of the deferred rent that was due and payable in January and February 2022.

Comparison of Years Ended December 31, 2021 and 2020

Results of Operations -

Revenues

The following table compares total revenues for the periods indicated:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2021	2020	(Decrease)	% Change
Rental income, net	$82,180	$81,888	$292	0.4
Lease termination fees	560	15	545	3,633.3
Total revenues	$82,740	$81,903	$837	1.0

Rental income, net.

The following table details the components of rental income, net, for the periods indicated:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2021	2020	(Decrease)	% Change
Acquisitions (1)	$2,761	$1,811	$950	52.5
Dispositions (2)	1,108	3,457	(2,349)	(67.9)
Same store (3)	78,311	76,620	1,691	2.2
Rental income, net	$82,180	$81,888	$292	0.4
(1)	The 2021 column represents rental income from properties acquired since January 1, 2020; the 2020 column represents rental income from properties acquired during the year ended December 31, 2020.
(2)	The 2021 column represents rental income from properties sold during the year ended December 31, 2021; the 2020 column represents rental income from properties sold since January 1, 2020.
(3)	Represents rental income from 113 properties that were owned for the entirety of the periods presented.

Changes due to acquisitions and dispositions

The year ended December 31, 2021 reflects a decrease of $2.3 million due to the inclusion, in 2020, of rental income from properties sold during 2020 and 2021 (including $1.4 million from four properties sold in 2020). This decrease was offset by a $950,000 increase generated by properties acquired in 2020 and 2021 (including $313,000 from two properties acquired in 2020).

Changes at same store properties

The increase is due to:

●	the inclusion, in 2020, of a $1.1 million non-cash write-off against rental income of the entire unbilled rent receivable balance related to the two Regal Cinema properties,
●	a $1.1 million increase in collections of rent income (of which $218,000 was due in 2020 but unpaid and unaccrued and $96,000 was deferred from 2020) from the two Regal Cinema properties, at which rent has been recorded on a cash basis since October 2020 (see Note 3 to our consolidated financial statements),
●	a $377,000 increase in tenant reimbursements, of which $324,000 relates to operating expenses and $53,000 represents a net increase in real estate taxes generally incurred in the same period, after giving effect to a $148,000 real estate tax refund we received and that is payable to the tenant,
●	a $369,000 increase in rental income from leasing vacant space at our Greenville, South Carolina industrial property, and
●	an increase, net of various decreases, of $173,000 from various tenants, primarily due to new tenants and lease amendments and extensions.

Offsetting the increase are decreases of:

●	$729,000 in variable rent from The Vue,
●	$385,000 due to the inclusion, in 2020, of an increase in straight-line rental income related to lease extensions at the two Regal Cinema properties, and
●	$200,000 resulting from a lease amendment for a Men’s Wearhouse distribution center at our Bakersfield, California property.

Lease termination fees.

In 2021, we recognized $560,000 in connection with the exercise by three tenants of lease termination options.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2021	2020	(Decrease)	% Change
Operating expenses:
Depreciation and amortization	$22,832	$22,964	$(132)	(0.6)
General and administrative	14,310	13,671	639	4.7
Real estate expenses	13,802	13,634	168	1.2
State taxes	291	310	(19)	(6.1)
Impairment due to casualty loss	—	430	(430)	n/a
Total operating expenses	$51,235	$51,009	$226	0.4

Depreciation and amortization. The decrease is due primarily to the inclusion in 2020 of (i) $518,000 from the properties sold since January 1, 2020 and (ii) $247,000 of improvements and tenant origination costs at several properties that prior to December 31, 2021 were fully amortized. The decrease was offset primarily from (i) $490,000 of depreciation and amortization expense on the properties acquired in 2021 and 2020 (including

$344,000 from properties acquired in 2021) and (ii) $120,000 of depreciation in 2021 from improvements at several properties.

General and administrative. The increase in 2021 is primarily due to increases in non-cash compensation expense of (i) $542,000 due to the re-assessment of the achievability of market and performance metrics related to the RSUs and (ii) $205,000, of which $157,000 was due to the retirement of a non-management director in June 2021 and the related accelerated vesting of such director’s restricted stock awards. The increase was offset due to the inclusion, in 2020, of $152,000 of professional fees primarily related to changes to our charter, offering of securities and compensation determinations.

Real estate expenses.

The increase is due primarily to increases at same store properties of :

●	$297,000 in real estate operating expense for several properties, including a $102,000 increase in snow removal expense and a $100,000 increase in management fees paid to Majestic Property, a related party, due to the collection of deferred rent,
●	$249,000 in real estate tax expense for several properties, none of which were individually significant, and
●	$162,000 in insurance expense for several properties, which represents expense reimbursed to Gould Investors, a related party, none of which were individually significant.

In addition, there was a $107,000 increase from properties acquired in 2020 and 2021, including $82,000 from a property acquired in 2021.

Offsetting the increase are decreases of:

●	$415,000 in the Round Rock litigation expense, and
●	$148,000 due to a real estate tax refund (see “– Revenues – Changes at same store properties” ).

A substantial portion of real estate expenses are rebilled to tenants and are included in Rental income, net, on the consolidated statements of income, other than the expenses related to the Round Rock litigation.

Impairment due to casualty loss.

In August 2020, a building at our Lake Charles, Louisiana property was damaged due to a hurricane and we wrote-off $430,000, representing the carrying value of the damaged portion of the building. See “– Other income” for information about the insurance recoveries received, and to be received, with respect to this impairment.

Gain on sale of real estate, net

The following table compares gain on sale of real estate, net:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2021	2020	(Decrease)	% Change
Gain on sale of real estate, net	$25,463	$17,280	$8,183	47.4

See “–2021 and Recent Developments” and Note 5 to our consolidated financial statements for information regarding our sales of real estate.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2021	2020	(Decrease)	% Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$202	$38	$164	431.6
Equity in earnings from sale of unconsolidated joint venture properties	805	121	684	565.3
Prepayment costs on debt	(901)	(1,123)	(222)	(19.8)
Other income	869	496	373	75.2
Interest:
Expense	(17,939)	(19,317)	(1,378)	(7.1)
Amortization and write‑off of deferred financing costs	(970)	(976)	(6)	(0.6)

Equity in earnings of unconsolidated joint ventures. The increase in 2021 is primarily due to an increase at our Manahawkin Property resulting from (i) higher rent income from several tenants for which there were abatements and unaccrued deferrals in 2020 and (ii) a decrease in real estate taxes, net of amounts rebilled to tenants, due to a lower assessment. These increases were offset by an increase in depreciation and amortization expense primarily for improvements to the property.

Equity in earnings from sale of unconsolidated joint venture properties. The 2021 results represent a gain of $805,000 from the sale of a portion of a joint venture’s property in Savannah, Georgia. The 2020 results represent a gain of $121,000 from the sale of another joint venture’s property in Savannah, Georgia.

Prepayment costs on debt. The 2021 expense includes $799,000 incurred in connection with the sale of the West Hartford, Connecticut property. The 2020 expense includes $833,000 incurred in connection with the sale of the Knoxville, Tennessee property and $290,000 incurred in connection with the sale of the Onalaska, Wisconsin property.

Other income. Other income in 2021 and 2020 include $695,000 and $430,000, respectively, of property insurance recoveries related to our Lake Charles, Louisiana property damaged in an August 2020 hurricane. In February 2022, we received a final payment of $918,000 of additional insurance proceeds related to this property. In addition, 2021 includes a $100,000 fee obtained in connection with an assignment of a lease.

Interest expense. The following table summarizes interest expense for the periods indicated:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2021	2020	(Decrease)	% Change
Interest expense:
Mortgage interest	$17,521	$18,580	$(1,059)	(5.7)
Credit line interest	418	737	(319)	(43.3)
Total	$17,939	$19,317	$(1,378)	(7.1)

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt during the applicable year:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2021	2020	(Decrease)	% Change
Average interest rate	4.22%	4.20%	0.02%	0.5
Average principal amount	$416,914	$441,529	$(24,615)	(5.6)

The decrease in mortgage interest in 2021 is due to the net decrease in the principal amount of mortgage debt outstanding which resulted from scheduled amortization payments, and, primarily in connection with property sales, the payoff of mortgages.

Credit facility interest

The following table reflects the average interest rate on the average principal amount of outstanding credit line debt during the applicable year:

	Year Ended
	December 31,		Increase	%
(Dollars in thousands)	2021	2020	(Decrease)	Change
Average interest rate	1.86%	2.53%	(0.67)%	(26.5)
Average principal amount	$10,179	$22,505	$(12,326)	(54.8)

The decrease in credit line interest in 2021 is primarily due to a decrease of $12.3 million in the weighted average balance outstanding under our line of credit and, to a lesser extent, a 67 basis point decrease in the weighted average interest rate due to decreases in the one month LIBOR rate.

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

The following tables provide a reconciliation of net income and net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO for the years indicated (dollars in thousands, except per share amounts):

	2021	2020
GAAP net income attributable to One Liberty Properties, Inc.	$38,857	$27,407
Add: depreciation and amortization of properties	22,395	22,558
Add: our share of depreciation and amortization of unconsolidated joint ventures	571	544
Add: impairment due to casualty loss	0	430
Add: amortization of deferred leasing costs	437	406
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	45	20
Deduct: gain on sale of real estate, net	(25,463)	(17,280)
Deduct: equity in earnings from sale of unconsolidated joint venture properties	(805)	(121)
Adjustments for non‑controlling interests	57	(88)
NAREIT funds from operations applicable to common stock	36,094	33,876
Deduct: straight‑line rent accruals and amortization of lease intangibles	(1,019)	(1,408)
Deduct: our share of straight‑line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(10)	(73)
Deduct: lease termination fee income	(560)	(15)
Deduct: lease assignment fee income	(100)	—
Add: amortization of restricted stock and RSU compensation expense	5,433	4,686
Add: prepayment costs on debt	901	1,123
Deduct: income on insurance recoveries from casualty loss	(695)	(430)
Add: amortization and write‑off of deferred financing costs	970	976
Add: our share of amortization and write‑off of deferred financing costs of unconsolidated joint ventures	17	17
Adjustments for non‑controlling interests	16	3
Adjusted funds from operations applicable to common stock	$41,047	$38,755

	2021	2020
GAAP net income attributable to One Liberty Properties, Inc.	$1.85	$1.33
Add: depreciation and amortization of properties	1.06	1.12
Add: our share of depreciation and amortization of unconsolidated joint ventures	0.03	0.03
Add: impairment due to casualty loss	—	0.02
Add: amortization of deferred leasing costs	0.02	0.02
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—
Deduct: gain on sale of real estate, net	(1.21)	(0.85)
Deduct: equity in earnings from sale of unconsolidated joint venture properties	(0.04)	(0.01)
Adjustments for non‑controlling interests	0.01	—
NAREIT funds from operations per share of common stock	1.72	1.66
Deduct: straight‑line rent accruals and amortization of lease intangibles	(0.06)	(0.08)
Deduct: our share of straight‑line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—
Deduct: lease termination fee income	(0.03)	—
Deduct: lease assignment fee income	—	—
Add: amortization of restricted stock and RSU compensation expense	0.26	0.23
Add: prepayment costs on debt	0.04	0.06
Deduct: income on insurance recoveries from casualty loss	(0.03)	(0.02)
Add: amortization and write‑off of deferred financing costs	0.05	0.05
Add: our share of amortization and write‑off of deferred financing costs of unconsolidated joint ventures	—	—
Adjustments for non‑controlling interests	—	—
Adjusted funds from operations per share of common stock	$1.95	$1.90

The $2.2 million, or 6.5%, increase in FFO is due to:

●a $1.4 million decrease in interest expense,
●a $545,000 increase in lease termination fee income,
●a $373,000 increase in other income, and
●a $292,000 net increase in rental income.

Offsetting the increase is a $639,000 increase (net of a $152,000 decrease of professional fees from 2020) in general and administrative expense.

See “—Comparison of Years Ended December 31, 2021 and 2020” for further information regarding these changes.

The $2.3 million, or 5.9%, increase in AFFO is due to the increase in FFO as described above and:

●the exclusion from AFFO of a $747,000 increase in general and administrative expense related to non-cash compensation expense of RSUs and restricted stock, and
●the addition to AFFO of $389,000 in rental income (i.e., the straight-line rent accruals in the 2020 period were higher than the accruals in the 2021 period due primarily to a lease extension at a property at which the tenant was provided a rent abatement in the 2020 period).

The increase in AFFO was offset by the exclusion from AFFO of:

●the $545,000 increase in lease termination fee income, and
●$366,000 of the increase in other income.

See “—Comparison of Years Ended December 31, 2021 and 2020” for further information regarding these changes.

Diluted per share FFO and AFFO were impacted negatively in the year ended December 31, 2021 by an average increase from December 31, 2020 of approximately 671,000 in the weighted average number of shares of common stock outstanding as a result of issuances of stock in-lieu of a portion of cash dividends and the equity incentive, at-the-market equity offering and dividend reinvestment programs.

Comparison of Years Ended December 31, 2020 and 2019

As we qualify as a smaller reporting company, this comparison is omitted in accordance with Instruction 1 to Item 303(a) of Regulation S-K.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales. In 2021, we obtained approximately $31.0 million of net proceeds from property sales (after giving effect to $20.4 million of mortgage debt repayments, $848,000 of debt prepayment costs and $414,000 which represents a non-controlling interest’s share on the net proceeds of a consolidated joint venture property) and $10.6 million of proceeds from mortgage financings. Our available liquidity at March 4, 2022 was approximately $97.9 million, including approximately $12.6 million of cash and cash equivalents (including the credit facility’s required $3.0 million average deposit maintenance balance) and, subject to borrowing base requirements, up to $85.3 million available under our credit facility.

Liquidity and Financing

We expect to meet our short term (i.e., one year or less) and long term (i) operating cash requirements (including debt service and anticipated dividend payments) principally from cash flow from operations, our available cash and cash equivalents, proceeds from and, to the extent permitted and needed, our credit facility and (ii) investing and financing cash requirements (including an estimated aggregate of $2.2 million of capital and other expenditures for Havertys Furniture and The Vue) from the foregoing, as well as property financings, property sales and sales of our common stock. We and our joint venture partner are also re-developing the Manahawkin Property – however, because the re-development plan is being refined, we are not providing an estimate of the re-development costs or the time frame within which the re-development will be completed.

The following table sets forth, as of December 31, 2021, information with respect to our mortgage debt that is payable from January 2022 through December 31, 2024 (excluding the mortgage debt of our unconsolidated joint venture):

(Dollars in thousands)	2022	2023	2024	Total
Amortization payments	$13,253	$12,801	$11,940	$37,994
Principal due at maturity	31,590	12,973	50,694	95,257
Total	$44,843	$25,774	$62,634	$133,251

At December 31, 2021, an unconsolidated joint venture had a first mortgage on its property (i.e., the Manahawkin Property) with an outstanding balance of approximately $22.1 million, bearing interest at 4.0% per annum and maturing in July 2025.

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

Credit Facility

Our credit facility provides that subject to borrowing base requirements, we can borrow up to $100.0 million for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $30.0 million and 30% of the borrowing base subject to a cap of (i) $10.0 million for renovation purposes and (ii) $20.0 million for operating expense purposes. These limits will apply through June 30, 2022. On July 1, 2022, the maximum amounts we can borrow for renovation expenses and operating expenses will change to $20.0 million and $10.0 million, respectively, and to the extent that either of these maximums is exceeded as of June 30, 2022, such excess must be repaid immediately. See “—Liquidity and Capital Resources”. The facility matures December 31, 2022 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. The applicable margin was 175 and 200 basis points for 2021 and 2020, respectively. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. For 2021, the weighted average interest rate on the facility was approximately 1.86% and as of February 28, 2022, the rate on the facility was 1.88%.

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

Material Contractual Obligations

The following sets forth our material contractual obligations as of December 31, 2021:

	Payment due by period
	Less than			More than
(Dollars in thousands)	1 Year	1 ‑ 3 Years	4 ‑ 5 Years	5 Years	Total
Mortgages payable—interest and amortization	$29,605	$51,897	$39,224	$74,700	$195,426
Mortgages payable—balances due at maturity	31,590	63,667	51,242	145,609	292,108
Credit facility(1)	11,700	—	—	—	11,700
Purchase obligations(2)	3,864	7,780	6,909	260	18,813
Total	$76,759	$123,344	$97,375	$220,569	$518,047
(1)	Represents the amount outstanding at December 31, 2021. We may borrow up to $100.0 million pursuant to such facility, subject to compliance with borrowing base requirements. At December 31, 2021, after giving effect to such borrowing base requirements, $88.3 million was available to be borrowed. The facility expires December 31, 2022. See “—Credit Facility”.
(2)	Assumes that $3.4 million will be payable annually during the next five years pursuant to the compensation and services agreement. Excludes (i) capital and other expenditures to be incurred in the ordinary course of business in connection with tenant improvements (including $1.5 million in connection with the Havertys Furniture lease extensions), (ii) amounts to be expended in connection with the re-development of the Manahawkin Property, for which we are not providing an estimate and (iii) an estimated $700,000 for funding capital expenditures and operating cash flow shortfalls at The Vue, of which $145,000 was funded in 2022. See “—General Challenges and Uncertainties,” “—Challenges and Uncertainties Facing Certain Properties and Tenants—The Vue”, and “—Challenges and Uncertainties Facing Certain Properties and Tenants —Re-development of the Manahawkin Property”.

As of December 31, 2021, we had $399.7 million of mortgage debt outstanding (excluding mortgage debt of our unconsolidated joint venture), all of which is non-recourse (subject to standard carve-outs). We expect that mortgage interest and amortization payments (excluding repayments of principal at maturity) of approximately $81.5 million due through 2024 will be paid primarily from cash generated from our operations. We anticipate that principal balances due at maturity through 2024 of $95.3 million will be paid primarily from cash and cash equivalents and mortgage financings and refinancings. If we are unsuccessful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all debt obligations when payments become due, and we may need to issue additional equity, obtain long or short- term debt, or dispose of properties on unfavorable terms.

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. Approximately 76% of our leases contain provisions intended to mitigate the impact of inflation. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). In addition, many of our leases require the tenant to pay, or reimburse us for our payment of, all or a majority of the property's operating expenses, including real estate taxes, utilities, insurance and building repairs, which may also mitigate our risks associated with rising costs. However, these rent escalation provisions may not adequately offset the effects of inflation.

Inflation may also affect the overall cost of our unhedged debt (i.e., primarily debt incurred pursuant to our credit facility) and mortgage debt we may incur in the future. (The interest rate risk associated with substantially all of our current mortgage debt is either mitigated through long-term fixed interest rate loans and interest rate hedges). Increasing interest rates on acquisition mortgage debt limits the acquisition opportunities we can pursue and reduces the prices at which we sell our properties.

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

Our board of directors will continue to evaluate, on a quarterly basis, the amount and nature (i.e., cash, stock or a combination of the foregoing) of dividend payments based on its assessment of, among other things, our short and long-term cash and liquidity requirements, prospects, debt maturities, projections of our REIT taxable income, net income, funds from operations, and adjusted funds from operations.

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

Revenue Recognition

Our main source of revenue is rental income from our tenants. Rental income includes: (i) base rents that our tenants pay in accordance with the terms of their respective leases reported on a straight-line basis over the non-cancellable term of each lease and (ii) reimbursements by tenants of certain real estate operating expenses. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record as an asset and include in revenues, unbilled rent receivables which we will only receive if the tenant makes all rent payments required through the expiration of the term of the lease. Accordingly, our management must determine, in its judgment, that the unbilled rent receivable applicable to each specific tenant is collectable. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history and the financial condition of the tenant. In the event that the collectability of an unbilled rent receivable is unlikely, we are required to write-off the receivable, which has an adverse effect on net income for the year in which the direct write-off is taken, and will decrease total assets and stockholders’ equity.

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

We use interest rate swaps to limit interest rate risk on variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes. At December 31, 2021, our aggregate liability in the event of the early termination of our swaps was $1.6 million.

At December 31, 2021, we had 19 interest rate swap agreements outstanding. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2021, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $1.3 million and the net unrealized loss on derivative instruments would have decreased by $1.3 million. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $1.3 million and the net unrealized loss on derivative instruments would have increased by $1.3 million. These changes would not have any impact on our net income or cash.

Our variable mortgage debt, after giving effect to the interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes. At December 31, 2021, a 100 basis point increase of the interest rate on this facility would increase our related interest costs by approximately $117,000 per year and a 100 basis point decrease of the interest rate would decrease our related interest costs by approximately $12,000 per year.

The fair market value of our long-term debt is estimated based on discounting future cash flows at interest rates that our management believes reflect the risks associated with long-term debt of similar risk and duration.

The following table sets forth our debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated fair market value at December 31, 2021:

	For the Year Ended December 31,
								Fair
								Market
(Dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total	Value
Fixed rate:
Long‑term debt	$44,843	$25,774	$62,634	$42,615	$29,277	$194,517	$399,660	$419,354
Weighted average interest rate	4.02%	4.29%	4.39%	4.30%	4.01%	4.13%	4.18%	3.20%
Variable rate:
Long‑term debt(1)	$11,700	$—	$—	$—	$—	$—	$11,700	$11,700
(1)	Our credit facility matures on December 31, 2022 and bears interest at the 30 day LIBOR rate plus the applicable margin. The applicable margin varies based on the ratio of total debt to total value. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Credit Facility.”

Item 8. Financial Statements and Supplementary Data.

This information appears in Item 15(a) of this Annual Report on Form 10-K, and is incorporated into this Item 8 by reference thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, our CEO and CFO have concluded that our disclosure controls and procedures, as designed and implemented as of December 31, 2021, were effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting, as defined in in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that occurred during the three months ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Adoption of 2022 Incentive Plan

In March 2022, our board of directors adopted, subject to stockholder approval, the 2022 Incentive Plan. This plan permits us to grant: (i) stock options, restricted stock, restricted stock units, performance share awards and any one or more of the foregoing, up to a maximum of 750,000 shares; and (ii) cash settled dividend equivalent rights in tandem with the grant of certain awards.

Board Realignment

To more equally balance the membership of our three classes of directors, Karen A. Till on March 10, 2022, resigned as a Class 2 director (with a term expiring at our 2023 annual meeting of stockholders) effective as of the 2022 annual meeting of stockholders (the “Annual Meeting”) and contingent on her nomination and election at the Annual Meeting as a Class 3 director (with a term expiring at our 2025 annual meeting of stockholders). In addition, our board, effective as of the Annual Meeting, reduced (i) the number of members on the board to nine director positions and (ii) the Class 2 director positions (with a term expiring in 2023) to three directors.

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

“Limitations on Interest Deductibility; Real Property Trades or Businesses Can Elect Out Subject to Longer

Asset Cost Recovery Periods: The Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 (the “Tax Act” or the “Act”) limits a taxpayer’s net interest expense deduction to 30% of the sum of adjusted taxable income, business interest, and certain other amounts. Adjusted taxable income does not include items of income or expense not allocable to a trade or business, business interest or expense, the new deduction for qualified business income, NOLs, and for years prior to 2022, deductions for depreciation, amortization, or depletion. For partnerships, the interest deduction limit is applied at the partnership level, subject to certain adjustments to the partners for unused deduction limitation at the partnership level. The Act allows a real property trade or business to elect out of this interest limit so long as it uses a 40-year recovery period for nonresidential real property, a 30-year recovery period for residential rental property (40 year recovery period for residential rental property placed in service before 2018), and a 20-year recovery period for related improvements described below. The Consolidated Appropriations Act, 2021, which was signed into law on December 27, 2020, decreased the 40-year recovery period for residential rental property placed in service before 2018 to a 30-year recovery period. Disallowed interest expense is carried forward indefinitely (subject to special rules for partnerships).”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Apart from certain information concerning our executive officers which is set forth in Part I of this Annual Report, additional information required by this Item 10 shall be included in our proxy statement for our 2022 annual meeting of stockholders, to be filed with the SEC not later than May 2, 2022, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our proxy statement for our 2022 annual meeting of stockholders, to be filed with the SEC not later than May 2, 2022, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Apart from the equity compensation plan information required by Item 201(d) of Regulation S-K which is set forth below, the information required by this Item 12 will be included in our proxy statement for our 2022 annual meeting of stockholders, to be filed with the SEC not later than May 2, 2022 and is incorporated herein by reference.

Equity Compensation Plan Information

As of December 31, 2021, the only equity compensation plan under which equity compensation may be awarded is our 2019 Incentive Plan, which was approved by our stockholders in June 2019. This plan permits us to grant stock options, restricted stock, restricted stock units and performance based awards to our employees, officers, directors, consultants and other eligible participants. The following table provides information as of December 31, 2021 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our 2019 Incentive Plan:

Number of
securities
remaining available
	Number of		for future issuance
	securities	Weighted average	under equity
	to be issued	exercise price	compensation
	upon exercise	of outstanding	plans (excluding
	of outstanding	options,	securities
	options, warrants	warrants	reflected in
Plan Category	and rights(1)	and rights	column(a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	230,752	—	218,648
Equity compensation plans not approved by security holders	—	—	—
Total	230,752	—	218,648
(1)	Represents shares of common stock issuable pursuant to restricted stock units (“RSUs”). The shares of common stock underlying these units vest, if and to the extent specified performance (i.e., average annual return on capital) and/or market (i.e., average annual total stockholder return) conditions are satisfied by June 30, 2022, 2023 and 2024, respectively. Excludes 294,200 shares of restricted stock issued pursuant to our 2019 Incentive Plan as such shares, although subject to forfeiture, are outstanding. See Note 12 to our consolidated financial statements.

(2)	Gives effect to the 294,200 shares of restricted stock issued and outstanding pursuant to the 2019 Incentive Plan. Does not give effect to 153,575 shares of restricted stock granted January 12, 2022 pursuant to our 2019 Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our proxy statement for our 2022 annual meeting of stockholders, to be filed with the SEC not later than May 2, 2022 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our proxy statement for our 2022 annual meeting of stockholders, to be filed with the SEC not later than May 2, 2022 and is incorporated herein by reference.

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

3.1	Articles of Amendment and Restatement of One Liberty Properties, Inc (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2020).
3.2	Amended and Restated By-Laws of One Liberty Properties, Inc. (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).
4.1

Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-2, Registration No. 333-86850, filed on April 24, 2002 and declared effective on May 24, 2002).

4.2*	One Liberty Properties, Inc. 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).
4.3*	One Liberty Properties, Inc. 2019 Incentive Plan (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 13, 2019).
4.4

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to our Annual Report on Form 10-K for the year ended December 31, 2020).

10.1

Third Amended and Restated Loan Agreement dated as of November 9, 2016, between VNB New York, LLC, People’s United Bank, Bank Leumi USA and Manufacturers and Traders Trust Company, as lenders, and One Liberty Properties, Inc. (the “Loan Agreement”) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 10, 2016).

10.2	First Amendment to Loan Agreement dated July 1, 2019 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.3	Second Amendment to Loan Agreement dated as of July 8, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 14, 2020).
10.4	Third Amendment to Loan Agreement dated as of March 3, 2021 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2020).
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

10.8*

Form of Performance Award Agreement for grants in 2017 pursuant to the 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017).

10.9*

Form of Restricted Stock Award Agreement for awards granted in 2018 and 2019 pursuant to the 2016 Incentive Plan (incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K for the year ended December 31, 2017).

10.10*

Form of Performance Award Agreement for grants in 2018 pursuant to the 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.11*

Form of Performance Award Agreement for grants in 2019 and 2020 pursuant to the 2019 Incentive Plan (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.12*

Form of Restricted Stock Award Agreement for awards granted in 2020 and 2021 pursuant to the 2019 Incentive Plan (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2019).

10.13*

Form of Performance Award Agreement for grants in 2021 pursuant to the 2019 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of President and Chief Executive Officer
31.2	Certification of Senior Vice President and Chief Financial Officer
32.1	Certification of President and Chief Executive Officer
32.2	Certification of Senior Vice President and Chief Financial Officer
101

The following financial statements, notes and schedule from the One Liberty Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 11, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; (vi) Notes to the Consolidated Financial Statements; and (vii) Schedule III – Consolidated Real Estate and Accumulated Depreciation.

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

March 11, 2022	ONE LIBERTY PROPERTIES, INC.

	By:	/s/ PATRICK J. CALLAN, JR.
Patrick J. Callan, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW J. GOULD Matthew J. Gould	Chairman of the Board of Directors	March 11, 2022

/s/ FREDRIC H. GOULD Fredric H. Gould	Vice Chairman of the Board of Directors	March 11, 2022

/s/ PATRICK J. CALLAN, JR. Patrick J. Callan, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2022

/s/ CHARLES BIEDERMAN Charles Biederman	Director	March 11, 2022

Joseph A. DeLuca	Director	March __, 2022

/s/ EDWARD GELLERT Edward Gellert	Director	March 11, 2022

/s/ JEFFREY A. GOULD Jeffrey A. Gould	Director	March 11, 2022

/s/ J. ROBERT LOVEJOY J. Robert Lovejoy	Director	March 11, 2022

/s/ LEOR SIRI Leor Siri	Director	March 11, 2022

/s/ KAREN A. TILL Karen A. Till	Director	March 11, 2022

Signature	Title	Date

/s/ DAVID W. KALISH	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2022
David W. Kalish

/s/ KAREN DUNLEAVY	Senior Vice President, Financial (Principal Accounting Officer)	March 11, 2022
Karen Dunleavy

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of One Liberty Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Impairment of Real Estate Investments
Description of the Matter

At December 31, 2021, the Company’s real estate investments totaled approximately $677 million.  As described in Note 2 to the consolidated financial statements, investments in real estate are reviewed for impairment when circumstances indicate that the carrying value of a property may not be recoverable.

Auditing the Company’s impairment assessment for real estate investments was especially challenging and involved a high degree of subjectivity as a result of the assumptions and estimates inherent in the determination of estimated future cash flows expected to result from the property’s use and eventual disposition.  In particular, management’s assumptions and estimates included projected rental rates during the holding period and property capitalization rates, which were sensitive to expectations about future operations, market or economic conditions, demand and competition.

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

March 11, 2022

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	December 31,
	2021	2020
ASSETS
Real estate investments, at cost
Land	$180,183	$190,391
Buildings and improvements	657,458	648,667
Total real estate investments, at cost	837,641	839,058
Less accumulated depreciation	160,664	147,136
Real estate investments, net	676,977	691,922

Property held-for-sale	1,270	—
Investment in unconsolidated joint ventures	10,172	10,702
Cash and cash equivalents	16,164	12,705
Unbilled rent receivable	14,330	15,438
Unamortized intangible lease assets, net	20,694	24,703
Escrow, deposits and other assets and receivables	13,346	20,667
Total assets(1)	$752,953	$776,137
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of $3,316 and $3,845 of deferred financing costs, respectively	$396,344	$429,704
Line of credit, net of $216 and $425 of deferred financing costs, respectively	11,484	12,525
Dividends payable	9,448	9,261
Accrued expenses and other liabilities	18,992	21,498
Unamortized intangible lease liabilities, net	10,407	11,189
Total liabilities(1)	446,675	484,177

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 50,000 shares authorized; 20,239 and 19,878 shares issued and outstanding	20,239	19,878
Paid-in capital	322,793	313,430
Accumulated other comprehensive loss	(1,513)	(5,002)
Distributions in excess of net income	(36,187)	(37,539)
Total One Liberty Properties, Inc. stockholders’ equity	305,332	290,767
Non-controlling interests in consolidated joint ventures(1)	946	1,193
Total equity	306,278	291,960
Total liabilities and equity	$752,953	$776,137
(1)	The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 6. The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $10,365 and $12,158 of land, $18,472 and $23,372 of building and improvements, net of $4,957 and $5,232 of accumulated depreciation, $3,580 and $3,679 of other assets included in other line items, $19,193 and $23,530 of real estate debt, net $1,350 and $1,278 of other liabilities included in other line items, and $946 and $1,193 of non-controlling interests as of December 31, 2021 and 2020, respectively.

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Rental income, net	$82,180	$81,888	$83,786
Lease termination fees	560	15	950
Total revenues	82,740	81,903	84,736

Operating expenses:
Depreciation and amortization	22,832	22,964	22,026
General and administrative (see Note 10 for related party information)	14,310	13,671	12,442
Real estate expenses (see Note 10 for related party information)	13,802	13,634	14,074
State taxes	291	310	348
Impairment due to casualty loss (see Note 13)	—	430	—
Total operating expenses	51,235	51,009	48,890

Other operating income
Gain on sale of real estate, net	25,463	17,280	4,327
Operating income	56,968	48,174	40,173

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	202	38	16
Equity in earnings from sale of unconsolidated joint venture properties	805	121	—
Prepayment costs on debt	(901)	(1,123)	(827)
Other income (see Note 13)	869	496	8
Interest:
Expense	(17,939)	(19,317)	(19,831)
Amortization and write-off of deferred financing costs	(970)	(976)	(995)

Net income	39,034	27,413	18,544
Net income attributable to non-controlling interests	(177)	(6)	(533)
Net income attributable to One Liberty Properties, Inc.	$38,857	$27,407	$18,011

Weighted average number of common shares outstanding:
Basic	20,086	19,571	19,090
Diluted	20,264	19,599	19,119

Per common share attributable to common stockholders:
Basic	$1.87	$1.34	$0.88
Diluted	$1.85	$1.33	$0.88

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$39,034	$27,413	$18,544

Other comprehensive income
Net unrealized gain (loss) on derivative instruments	3,497	(3,383)	(3,522)
Comprehensive income	42,531	24,030	15,022

Net income attributable to non-controlling interests	(177)	(6)	(533)
Adjustment for derivative instruments attributable to non-controlling interests	(8)	4	9

Comprehensive income attributable to One Liberty Properties, Inc.	$42,346	$24,028	$14,498

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE YEARS ENDED DECEMBER 31, 2021

(Amounts in Thousands, Except Per Share Data)

					Non-Controlling
			Accumulated	Accumulated	Interests in
			Other	Distributions	Consolidated
	Common	Paid-in	Comprehensive	in Excess of	Joint
	Stock	Capital	Income (Loss)	Net Income	Ventures	Total
Balances, December 31, 2018	$18,736	$287,250	$1,890	$(10,730)	$1,449	$298,595
Distributions—common stock
Cash — $1.80 per share	—	—	—	(35,663)	—	(35,663)
Shares issued through equity offering program—net	180	5,020	—	—	—	5,200
Restricted stock vesting	115	(115)	—	—	—	—
Shares issued through dividend reinvestment plan	220	5,492	—	—	—	5,712
Distributions to non-controlling interests	—	—	—	—	(752)	(752)
Compensation expense—restricted stock and RSUs	—	3,870	—	—	—	3,870
Net income	—	—	—	18,011	533	18,544
Other comprehensive loss	—	—	(3,513)	—	(9)	(3,522)
Balances, December 31, 2019	19,251	301,517	(1,623)	(28,382)	1,221	291,984
Distributions—common stock
Cash — $1.46 per share	—	—	—	(29,736)	—	(29,736)
Stock — $.34 per share	404	6,424	—	(6,828)	—	—
Restricted stock and RSU vesting	146	(146)	—	—	—	—
Shares issued through dividend reinvestment plan	77	949	—	—	—	1,026
Contribution from non-controlling interest	—	—	—	—	10	10
Distributions to non-controlling interests	—	—	—	—	(40)	(40)
Compensation expense—restricted stock and RSUs	—	4,686	—	—	—	4,686
Net income	—	—	—	27,407	6	27,413
Other comprehensive loss	—	—	(3,379)	—	(4)	(3,383)
Balances, December 31, 2020	19,878	313,430	(5,002)	(37,539)	1,193	291,960
Distributions – common stock
Cash – $1.80 per share	—	—	—	(37,505)	—	(37,505)
Restricted stock and RSU vesting	220	(220)	—	—	—	—
Shares issued through equity offering program—net	106	3,208	—	—	—	3,314
Shares issued through dividend reinvestment plan	35	942	—	—	—	977
Contributions from non-controlling interest	—	—	—	—	25	25
Distributions to non-controlling interests	—	—	—	—	(457)	(457)
Compensation expense—restricted stock and RSUs	—	5,433	—	—	—	5,433
Net income	—	—	—	38,857	177	39,034
Other comprehensive income	—	—	3,489	—	8	3,497
Balances, December 31, 2021	$20,239	$322,793	$(1,513)	$(36,187)	$946	$306,278

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$39,034	$27,413	$18,544
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(25,463)	(17,280)	(4,327)
Impairment due to casualty loss	—	430	—
Increase in unbilled rent receivable	(234)	(1,722)	(1,547)
Write-off of unbilled rent receivable	—	1,094	585
Amortization and write-off of intangibles relating to leases, net	(785)	(780)	(914)
Amortization of restricted stock and RSU compensation expense	5,433	4,686	3,870
Equity in earnings of unconsolidated joint ventures	(202)	(38)	(16)
Equity in earnings from sale of unconsolidated joint venture properties	(805)	(121)	—
Distributions of earnings from unconsolidated joint ventures	1,440	208	97
Depreciation and amortization	22,832	22,964	22,026
Amortization and write-off of deferred financing costs	970	976	995
Payment of leasing commissions	(1,430)	(235)	(523)
Decrease (increase) in escrow, deposits, other assets and receivables	6,759	(3,146)	129
Increase (decrease) in accrued expenses and other liabilities	1,012	677	(2,687)
Net cash provided by operating activities	48,561	35,126	36,232

Cash flows from investing activities:
Purchase of real estate	(24,534)	(28,504)	(49,887)
Improvements to real estate	(4,106)	(1,037)	(3,514)
Investments in ground leased property	(1,746)	—	—
Net proceeds from sale of real estate	52,685	29,413	40,761
Insurance recovery proceeds due to casualty loss	975	150	—
Contributions of capital to unconsolidated joint venture	—	—	(296)
Distributions of capital from unconsolidated joint ventures	97	311	11
Net cash provided by (used in) investing activities	23,371	333	(12,925)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(13,957)	(13,114)	(13,158)
Repayment of mortgages payable	(30,532)	(11,815)	(19,970)
Proceeds from mortgage financings	10,600	18,200	50,310
Proceeds from sale of common stock, net	3,314	—	5,200
Proceeds from bank line of credit	21,200	41,500	54,550
Repayment on bank line of credit	(22,450)	(40,000)	(73,100)
Issuance of shares through dividend reinvestment plan	977	1,026	5,712
Payment of financing costs	(232)	(189)	(1,443)
Capital contributions from non-controlling interest	25	10	—
Distributions to non-controlling interests	(457)	(40)	(752)
Cash distributions to common stockholders	(37,318)	(29,441)	(35,421)
Net cash used in financing activities	(68,830)	(33,863)	(28,072)

Net increase (decrease) in cash, cash equivalents and restricted cash	3,102	1,596	(4,765)
Cash, cash equivalents and restricted cash at beginning of year	13,564	11,968	16,733
Cash, cash equivalents and restricted cash at end of year	$16,666	$13,564	$11,968

(continued on next page)

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in Thousands)

The following table provides supplemental disclosure of cash flow information:

	Year Ended December 31,
	2021	2020	2019
Cash paid for interest expense and prepayment costs on debt	$18,972	$20,213	$19,976

Supplemental disclosure of non-cash investing activity:
Purchase accounting allocation - intangible lease assets	$2,288	$3,905	$4,245
Purchase accounting allocation - intangible lease liabilities	(632)	(568)	(915)
Loan receivable in connection with sale of property	—	4,613	—
Lease liabilities arising from the recognition of right of use assets	—	2,858	5,027

Supplemental disclosure of non-cash financing activity:
Common stock dividend - portion paid in shares of common stock	$—	$6,828	$—

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31,
	2021	2020
Cash and cash equivalents	$16,164	$12,705
Restricted cash included in escrow, deposits and other assets and receivables	502	859
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$16,666	$13,564

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1—ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial, retail, restaurant, health and fitness, and theater properties, many of which are subject to long-term net leases. As of December 31, 2021, OLP owns 121 properties, including three properties owned by consolidated joint ventures and three properties owned by unconsolidated joint ventures. The 121 properties are located in 31 states.

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

Revenue Recognition

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported on a straight-line basis over the non-cancelable term of the lease, if collectability is probable. On a quarterly basis, management reviews the tenant’s payment history and financial condition in determining, in its judgment, whether any accrued rental income and unbilled rent receivable balances applicable to each specific property is collectable. Any changes to the collectability of lease payments or unbilled rent receivables are recognized as a current period adjustment to rental revenue (see Note 3).

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

DECEMBER 31, 2021

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

rental income when the operating performance is achieved and the rent is received.

In 2020, due to the impact of the COVID-19 pandemic, rent concession agreements were executed with certain of the Company’s tenants. In accordance with the FASB Staff Q&A, Topic 842 and 840 – Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic, the Company elected to (i) not evaluate whether such COVID-19 pandemic related rent-relief is a lease modification under ASC 842 and (ii) treat each tenant rent deferral or forgiveness as if it were contemplated as part of the existing lease contract. The Company applied this accounting policy to those lease agreements, based on the type of concession provided to the tenant, where the revised cash flows was substantially the same or less than the original lease agreement (see Note 3).

Many of the Company’s properties are subject to long-term net leases under which the tenant is typically responsible to pay directly to the vendor the real estate taxes, insurance, utilities and ordinary maintenance and repairs related to the property, and the Company is not the primary obligor with respect to such items. As a result, the revenue and expenses relating to these properties are recorded on a net basis. For certain properties, in addition to contractual base rent, the tenants pay their pro rata share of real estate taxes and operating expenses to the Company. The income and expenses associated with properties at which the Company is the primary obligor are generally recorded on a gross basis. During 2021, 2020 and 2019, the Company recorded reimbursements of expenses of $10,938,000, $10,512,000 and $10,443,000, respectively, which are included in Rental income, net in the accompanying consolidated statements of income.

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

The values of acquired above-market and below-market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include a consideration of the non-cancellable terms of the respective leases, as well as any applicable renewal period(s). The fair values associated with below-market rental renewal options are determined based on the Company’s experience and other relevant factors at the time of the acquisitions. The values of above-market

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2021

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

leases are amortized as a reduction to rental income over the terms of the respective non-cancellable lease periods. The portion of the values of below-market leases are amortized as an increase to rental income over the terms of the respective non-cancellable lease periods. The portion of the values of the leases associated with below-market renewal options that management deemed are reasonably certain to be exercised by the tenant are amortized to rental income over such renewal periods. The value of other intangible assets (i.e., origination costs) is recorded to amortization expense over the remaining terms of the respective leases. If a lease is terminated prior to its contractual expiration date or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time. The estimated useful lives of intangible assets or liabilities generally range from one to 34 years.

Accounting for Long-Lived Assets and Impairment of Real Estate Owned

The Company reviews its real estate portfolio on a quarterly basis for indicators of impairment to the value of any of its real estate assets, including deferred costs and intangibles, to determine if there is any need for an impairment charge. In reviewing the portfolio, the Company examines one or more of the following: the type of asset, the current financial statements or other available financial information of the tenant, prolonged or significant vacancies, the economic situation in the area in which the asset is located, the economic situation of the industry in which the tenant is involved, the timeliness of the payments made by the tenant under its lease, property inspection reports and communication with, by, or relating to, the tenant. For each real estate asset owned for which indicators of impairment exist, management performs a recoverability test by comparing (i) the sum of the estimated undiscounted future cash flows attributable to the asset, which are determined using assumptions and estimates, including projected rental rates over an appropriate holding period and property capitalization rates, to (ii) the carrying amount of the asset. If the aggregate undiscounted cash flows are less than the asset’s carrying amount, an impairment loss is recorded to the extent that the estimated fair value is less than the asset’s carrying amount. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. The analysis includes an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, the effects of leasing demand, competition and other factors.

Properties Held-for-Sale

Real estate investments are classified as properties held-for-sale when management determines that the investment meets the applicable criteria. Real estate assets that are classified as held-for-sale are: (i) valued at the lower of carrying amount or the estimated fair value less costs to sell on an individual asset basis; and (ii) not depreciated.

Depreciation and Amortization

Depreciation of buildings is computed on the straight-line method over an estimated useful life of 40 years. Depreciation of building improvements is computed on the straight-line method over the estimated useful life of the improvements. If the Company determines it is the owner of tenant improvements, the amounts funded to construct the tenant improvements are treated as a capital asset and depreciated over the lesser of the remaining lease term or the estimated useful life of the improvements on the straight-line method. Leasehold interest and the related ground lease payments are amortized over the initial lease term of the leasehold position. Depreciation expense (including amortization of a leasehold position, lease origination costs, and capitalized leasing commissions) was $22,832,000, $22,964,000 and $22,026,000, for 2021, 2020 and 2019, respectively.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2021

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

During the three years ended December 31, 2021, there were no impairment charges related to the Company’s investments in unconsolidated joint ventures.

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

DECEMBER 31, 2021

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Deferred Financing Costs

Mortgage and credit line costs are deferred and amortized on a straight-line basis over the terms of the respective debt obligations, which approximates the effective interest method. At December 31, 2021 and 2020, accumulated amortization of such costs was $4,684,000 and $4,599,000, respectively. The Company presents unamortized deferred financing costs as a direct deduction from the carrying amount of the associated debt liability.

Escrows

Real estate taxes and other escrows aggregating $502,000 and $859,000 at December 31, 2021 and 2020, respectively, are included in Escrow, deposits and other assets and receivables.

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

No tenant contributed over 10% to the Company’s total revenues during 2021, 2020 and 2019.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2021

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

New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company may apply other elections, as applicable, as additional changes in the market occur. The Company continues to evaluate the new guidance to determine the extent to which it may impact the Company’s consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2021

NOTE 3—LEASES

Lessor Accounting

The Company owns rental properties which are leased to tenants under operating leases with current expirations ranging from 2022 to 2055, with options to extend or terminate the lease. Revenues from such leases are reported as Rental income, net, and are comprised of (i) lease components, which includes fixed and variable lease payments and (ii) non-lease components which includes reimbursements of property level operating expenses. The Company does not separate non-lease components from the related lease components, as the timing and pattern of transfer are the same, and account for the combined component in accordance with ASC 842.

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

The components of lease revenues are as follows (amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Fixed lease revenues	$70,387	$69,823	$70,788
Variable lease revenues	11,008	11,285	12,084
Lease revenues (a)	$81,395	$81,108	$82,872
(a)	Excludes $785, $780 and $914 of amortization related to lease intangible assets and liabilities for 2021, 2020 and 2019, respectively.

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

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due by reviewing the tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. The Company has assessed the collectability of all recorded lease revenues as probable as of December 31, 2021.

During 2020, in response to requests for rent relief from tenants impacted by the COVID-19 pandemic and the governmental and non-governmental responses thereto, the Company (i) deferred and accrued $3,360,000 of rent payments and (ii) forgave $695,000 of rent payments, excluding amounts related to Regal Cinemas as described below. During 2020, 2021 and through February 2022, the Company collected $497,000, $2,679,000 and $28,000, respectively, of such deferred rents. The $145,000 balance of deferred rents is deemed collectible and $132,000 and $12,000 is expected to be collected during 2022 and 2023, respectively.

During 2020, the Company forgave $676,000 of rent payments from Regal Cinemas, a tenant at two properties, which was adversely affected by the pandemic. In February 2021, the Company executed lease amendments with this tenant pursuant to which (i) the Company agreed to defer an aggregate of $1,449,000 of rent which was originally payable from September 2020 through August 2021 (such amounts were not accrued as collections were deemed less than probable), (ii) the tenant agreed to pay an aggregate of $441,000 of rent from September 2020 through August 2021 and (iii) the parties extended the lease for one of these properties for two years. Through February 28, 2022, the tenant is current on all lease payments, including COVID-19 deferral repayments, in accordance with these lease amendments.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2021

NOTE 3—LEASES (Continued)

Minimum Future Rents

As of December 31, 2021, the minimum future contractual rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual rents do not include (i) straight-line rent or amortization of intangibles, (ii) COVID-19 lease deferral repayments accrued to rental income in 2020, (iii) $1,449,000 of COVID-19 lease deferral repayments due from Regal Cinemas which were not accrued to rental income and (iv) variable lease payments as described above.

For the year ended December 31,
2022	$68,365
2023	64,478
2024	55,868
2025	51,484
2026	47,306
Thereafter	153,783
Total	$441,284

Lease Termination Fees

During 2021, the Company received an aggregate of $487,000 as lease termination fees from two retail tenants.

During 2020, the Company received $88,000 as a lease termination fee from an industrial tenant, of which $73,000 and 15,000 was recognized in 2021 and 2020, respectively.

During 2019, the Company received an aggregate of $950,000 as lease termination fees from two retail tenants and wrote-off $37,000 of unbilled rent receivable against rental income.

Unbilled Straight-Line Rent

At December 31, 2021 and 2020, the Company’s unbilled rent receivables aggregating $14,330,000 and $15,438,000, respectively, represent rent reported on a straight-line basis in excess of rental payments required under the respective leases. The unbilled rent receivable is to be billed and received pursuant to the lease terms during the next 15 years.

During 2021, 2020 and 2019, the Company wrote-off $1,438,000, $365,000 and $182,000, respectively, of unbilled straight-line rent receivable related to the properties sold during such years, which reduced the gain on sale reported on the consolidated statements of income.

At December 31, 2021 and 2020, the Company’s unbilled rent payables aggregating $897,000 and $801,000, respectively, represent rent reported on a straight-line basis less than rental payments required under the respective leases. The unbilled rent payable is to be billed and received pursuant to the lease terms during the next 20 years.

On a quarterly basis, the Company assesses the collectability of unbilled rent receivable balances by reviewing the tenant’s payment history and financial condition. The Company has assessed the collectability of all unbilled rent receivable balances as probable as of December 31, 2021. During 2020, the Company wrote-off, as a reduction to rental income, $1,094,000 of unbilled rent receivables due from Regal Cinemas, a tenant at two locations which was adversely affected by the pandemic, as the collection of such amounts was deemed less than probable. During 2019, due to uncertainty related to certain tenants with going concern or bankruptcy issues, the Company wrote-off, as a reduction to rental income, $548,000 of unbilled rent receivables.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2021

NOTE 3—LEASES (Continued)

Lessee Accounting

Ground Lease

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The ground lease expires March 3, 2025 and provides for up to four, 5-year renewal options and one seven-month renewal option. At December 31, 2021 and 2020, the Company recorded a liability of $6,634,000 and $6,895,000, respectively, for the obligation to make payments under the lease and an asset of $6,267,000 and $6,663,000, respectively, for the right to use the underlying asset during the lease term which are included in other liabilities and other assets, respectively, on the consolidated balance sheet. Lease payments associated with renewal option periods that the Company determined were reasonably certain to be exercised are included in the measurement of the lease liability and right of use asset. As of December 31, 2021, the remaining lease term, including renewal options deemed exercised, is 13.2 years. The Company applied a discount rate of 2.95%, based on its incremental borrowing rate given the term of the lease, as the rate implicit in the lease is not known. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $599,000, $533,000 and $525,000, respectively, of lease expense related to this ground lease which is included in Real estate expenses on the consolidated statement of income.

Office Lease

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a 5-year renewal option. At December 31, 2021 and 2020, the Company recorded a liability of $578,000 and $602,000, respectively, for the obligation to make payments under the lease and an asset of $564,000 and $593,000, respectively, for the right to use the underlying asset during the lease term which are included in other liability and other assets, respectively, on the consolidated balance sheet. Lease payments associated with the renewal option period, which was determined to be reasonably certain to be exercised, are included in the measurement of the lease liability and right of use asset. As of December 31, 2021, the remaining lease term, including renewal options deemed exercised, is 15.0 years. The Company applied a discount rate of 3.81%, based on its incremental borrowing rate given the term of the lease, as the rate implicit in the lease is not known. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $55,000, $57,000 and $54,000, respectively, of lease expense related to this office lease which is included in General and administrative expenses on the consolidated statement of income.

Minimum Future Lease Payments

As of December 31, 2021, the minimum future lease payments related to the operating ground and office leases are as follows (amounts in thousands):

For the year ended December 31,
2022	$506
2023	507
2024	557
2025	626
2026	627
Thereafter	6,220
Total undiscounted cash flows	$9,043
Present value discount	(1,831)
Lease liability	$7,212

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2021

NOTE 4—REAL ESTATE INVESTMENTS

Acquisitions

The following tables detail the Company’s real estate acquisitions and allocations of the purchase price during 2021 and 2020 (amounts in thousands). The Company determined that with respect to each of these acquisitions, the gross assets acquired are concentrated in a single identifiable asset. Therefore, these transactions do not meet the definition of a business and are accounted for as asset acquisitions. As such, direct transaction costs associated with these asset acquisitions have been capitalized to real estate assets and depreciated over their respective useful lives.

		Contract		Capitalized
	Date	Purchase	Terms of	Transaction
Description of Property	Acquired	Price	Payment	Costs
Pureon, Inc. industrial facility,
Monroe, North Carolina	May 27, 2021	$7,000	Cash and $4,500 mortgage (a)	$60
Multi-tenant industrial facility,
Lehigh Acres, Florida	September 29, 2021	9,355	Cash and $6,100 mortgage (a)	77
Home Depot USA, Inc. industrial facility,
Omaha, Nebraska	November 12, 2021	7,975	All cash	67
TOTALS FOR 2021		$24,330		$204

Creative Office Environments industrial facility,
Ashland, Virginia	February 20, 2020	$9,100	All cash (b)	$119
Fed Ex industrial facility,
Lowell, Arkansas	February 24, 2020	19,150	All cash (b)	135
TOTALS FOR 2020		$28,250		$254
(a)	In 2021, simultaneously with the acquisitions of these properties, the Company obtained new mortgage debt of $4,500 and $6,100, bearing interest rates of 3.25% and 3.17% and maturing in 2027 and 2031, respectively.
(b)	In 2020, subsequent to these acquisitions, the Company obtained new mortgage debt of $5,700 and $12,500, bearing interest rates of 3.54% and 3.63% and maturing in 2035 and 2027, respectively.

		Building &	Intangible Lease			Market Cap	Discount
Description of Property	Land	Improvements	Asset (a)	Liability (b)	Total	Rate (c)	Rate (c)
Pureon, Inc. industrial facility,
Monroe, North Carolina	$897	$5,106	$1,057	$—	$7,060	7.00%	6.08%
Multi-tenant industrial facility,
Lehigh Acres, Florida	1,935	7,393	701	(596)	9,433	6.75%	5.60%
Home Depot USA, Inc. industrial facility,
Omaha, Nebraska	1,000	6,547	530	(36)	8,041	6.25%	6.16%
TOTALS FOR 2021	$3,832	$19,046	$2,288	$(632)	$24,534

Creative Office Environments industrial facility,
Ashland, Virginia	$391	$7,901	$927	$—	$9,219	6.50%	n/a
Fed Ex industrial facility,
Lowell, Arkansas	1,687	15,188	2,978	(568)	19,285	6.25%	6.16%
TOTALS FOR 2020	$2,078	$23,089	$3,905	$(568)	$28,504
(a)	The weighted average amortization period for the 2021 and 2020 acquisitions is 4.1 years and 8.3 years for the intangible lease assets, respectively.
(b)	The weighted average amortization period for the 2021 and 2020 acquisitions is 8.2 years and 13.7 years for the intangible lease liabilities, respectively.
(c)	The fair value of the tangible and intangible lease assets of each property was assessed as of the acquisition date using an income approach with a market capitalization and discount rate categorized as a Level 3 unobservable input in the fair value hierarchy (as definted in Note 2) .

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2021

NOTE 4—REAL ESTATE INVESTMENTS (Continued)

The Company assessed the fair value of the lease intangibles based on estimated cash flow projections that utilize appropriate discount rates and available market information. Such inputs are Level 3 (as defined in Note 2) in the fair value hierarchy.

At December 31, 2021 and 2020, accumulated amortization of intangible lease assets was $25,892,000 and $24,530,000, respectively, and accumulated amortization of intangible lease liabilities was $8,968,000 and $8,539,000, respectively.

During 2021, 2020 and 2019, the Company recognized net rental income of $785,000, $780,000 and $914,000, respectively, for the amortization of the above/below market leases. During 2021, 2020 and 2019, the Company recognized amortization expense of $4,700,000, $4,617,000 and $4,039,000, respectively, relating to the amortization of the origination costs associated with in-place leases, which is included in Depreciation and amortization expense.

The unamortized balance of intangible lease assets as a result of acquired above market leases at December 31, 2021 will be deducted from rental income through 2032 as follows (amounts in thousands):

2022	$449
2023	256
2024	186
2025	163
2026	125
Thereafter	425
Total	$1,604

The unamortized balance of intangible lease liabilities as a result of acquired below market leases at December 31, 2021 will be added to rental income through 2055 as follows (amounts in thousands):

2022	$1,203
2023	961
2024	742
2025	519
2026	512
Thereafter	6,470
Total	$10,407

The unamortized balance of origination costs associated with in-place leases at December 31, 2021 will be charged to amortization expense through 2055 as follows (amounts in thousands):

2022	$4,398
2023	3,756
2024	2,472
2025	2,011
2026	1,907
Thereafter	4,546
Total	$19,090

Property Acquisition Subsequent to December 31, 2021

On January 5, 2022, the Company acquired an industrial property located in Fort Myers, Florida for $8,100,000. The initial term of the lease expires in 2030. Subsequent to the acquisition, the Company obtained $4,860,000 of nine-year mortgage debt with an interest rate of 3.09% and amortizing over 25 years.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2021

NOTE 5—SALES OF PROPERTIES AND PROPERTY HELD-FOR-SALE

The following chart details the Company’s sales of real estate during 2021, 2020 and 2019 (amounts in thousands):

				Gain on sale		Mortgage	Prepayment
		Gross		of Real		Prepaid	Costs on
Description of Property	Date Sold	Sales Price		Estate, Net		on Sale	Debt
Whole Foods retail property & parking lot,
West Hartford, Connecticut	June 17, 2021	$40,510		$21,469		$15,403	$799
Vacant retail property,
Philadelphia, Pennsylvania	July 1, 2021	8,300		1,299	(a)	3,574	26
Wendys restaurant property,
Hanover, Pennsylvania	December 27, 2021	2,815		1,331		696	11
Wendys restaurant property,
Gettysburg, Pennsylvania	December 27, 2021	2,885		1,364		714	12
TOTALS FOR 2021		$54,510		$25,463	(b)	$20,387	$848

Hobby Lobby retail property,
Onalaska, Wisconsin	February 11, 2020	$7,115		$4,252		$3,332	$290
CarMax retail property,
Knoxville, Tennessee	July 1, 2020	18,000		10,316		8,483	833
PetSmart retail property
Houston, Texas	December 15, 2020	4,013	(c)	1,067		n/a	n/a
Guitar Center retail property,
Houston, Texas	December 15, 2020	5,212	(c)	1,645		n/a	n/a
TOTALS FOR 2020		$34,340		$17,280	(d)	$11,815	$1,123

Kmart retail property,
Clemmons, North Carolina	June 20, 2019	$5,500		$1,099	(e)	$1,705	$41
Multi-tenant retail property,
Athens, Georgia	August 23, 2019	6,050		1,045		2,645	161
Land - The Briarbrook Village Apartments,
Wheaton, Illinois	August 29, 2019	12,066		1,530		n/a	n/a
Aaron's retail property,
Houston, Texas	October 21, 2019	1,675		218		n/a	n/a
Assisted living facility,
Round Rock, Texas	December 10, 2019	16,600		435		13,157	625
TOTALS FOR 2019		$41,891		$4,327	(f)	$17,507	$827
(a)	This property was owned by a consolidated joint venture in which the Company held a 90% interest. The non-controlling interest’s share of the gain was $130.
(b)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $1,438 of unbilled rent receivables and $967 of unamortized intangible lease assets.
(c)	In connection with these sales, the Company provided seller-financing of an aggregate of $4,613 which was included in other receivables on the consolidated balance sheet at December 31, 2020. The loan was repaid in full in 2021 (see Note 13).
(d)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $365 of unbilled rent receivables and $367 of unamortized intangible lease liabilities.
(e)	This property was owned by a consolidated joint venture in which the Company held a 90% interest. The non-controlling interest’s share of the gain was $422.
(f)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $182 of unbilled rent receivables and $915 of unamortized intangible lease liabilities.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2021

NOTE 5—SALES OF PROPERTIES AND PROPERTY HELD-FOR-SALE (Continued)

In September 2021, the Company entered into a contract to sell an industrial property located in Columbus, Ohio for $8,500,000. The buyer’s right to terminate the contract without penalty expired on December 14, 2021. At December 31, 2021, the Company classified the $1,270,000 net book value of the property’s land, building and improvements as Property held-for-sale in the accompanying consolidated balance sheet. It is anticipated that this sale will be completed in April 2022 and will result in a gain which will be recognized in the three and six months ending June 30, 2022.

In January 2022, the Company entered into a contract to sell four restaurant properties located in Pennsylvania for $10,000,000. The buyer’s right to terminate the contract without penalty expired on February 28, 2022. It is anticipated the sale will be completed in April 2022.

NOTE 6—VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITY AND CONSOLIDATED JOINT VENTURES

Variable Interest Entities—Ground Lease

The Company determined it has a variable interest through its ground lease at its Beachwood, Ohio property (The Vue Apartments) and the owner/operator is a VIE because its equity investment at risk is insufficient to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of this VIE because the Company does not have power over the activities that most significantly impact the owner/operator’s economic performance and therefore, does not consolidate this VIE for financial statement purposes. Accordingly, the Company accounts for this investment as land and the revenues from the ground lease as Rental income, net. The ground lease provides for rent which can be deferred and paid based on the operating performance of the property; therefore, this rent is recognized as rental income when the operating performance is achieved and the rent is received. Ground lease rental income amounted to $0, $729,000 and $1,597,000 during 2021, 2020 and 2019, respectively. Included in the 2019 amounts is rental income of $814,000 from a previously held VIE property located in Wheaton, Illinois which was sold in August 2019 (see Note 5).

As of December 31, 2021, the VIE’s maximum exposure to loss was $15,756,000 which represented the carrying amount of the land. In purchasing the property in 2016, the owner/operator obtained a mortgage for $67,444,000 from a third party which, together with the Company’s purchase of the land, provided substantially all of the funds to acquire the multi-family property. The Company provided its land as collateral for the owner/operator’s mortgage loan; accordingly, the land position is subordinated to the mortgage. The mortgage balance was $66,013,000 as of December 31, 2021.

Pursuant to the ground lease, as amended in November 2020, the Company agreed, in its discretion, to fund 78% of (i) any operating expense shortfalls at the property and (ii) any capital expenditures required at the property. The Company funded $1,746,000 during the year ended December 31, 2021 and an additional $271,000 from January 1 through March 1, 2022. These amounts are included as part of the carrying amount of the land. The Company did not fund any such amounts during the year ended December 31, 2020.

Variable Interest Entities—Consolidated Joint Ventures

The Company has determined that the three consolidated joint ventures in which it holds between a 90% to 95% interest are VIEs because the non-controlling interests do not hold substantive kick-out or participating rights. The Company has determined it is the primary beneficiary of these VIEs as it has the power to direct the activities that most significantly impact each joint venture’s performance including management, approval of expenditures, and the obligation to absorb the losses or rights to receive benefits. Accordingly, the Company

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2021

NOTE 6—VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITY AND CONSOLIDATED JOINT VENTURES (Continued)

consolidates the operations of these VIEs for financial statement purposes. The VIEs’ creditors do not have recourse to the assets of the Company other than those held by the applicable joint venture.

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	December 31,
	2021	2020 (a)
Land	$10,365	$12,158
Buildings and improvements, net of accumulated depreciation of $4,957 and $5,232, respectively	18,472	23,372
Cash	1,134	1,102
Unbilled rent receivable	1,020	861
Unamortized intangible lease assets, net	548	627
Escrow, deposits and other assets and receivables	878	1,089
Mortgages payable, net of unamortized deferred financing costs of $195 and $253, respectively	19,193	23,530
Accrued expenses and other liabilities	875	752
Unamortized intangible lease liabilities, net	475	526
Accumulated other comprehensive loss	(33)	(127)
Non-controlling interests in consolidated joint ventures	946	1,193
(a)	Includes a consolidated joint venture, in which the Company held an 90% interest, located in Philadelphia, Pennsylvania which was sold in July 2021 (see Note 5).

MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in two and three consolidated joint ventures at December 31, 2021 and 2020, respectively, in which the Company has aggregate equity investments of approximately $4,691,000 and $7,495,000, respectively.

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and, in the event of a sale of, or refinancing of the mortgage encumbering, the property owned by such venture, the distributions to the Company may be less than that implied by the equity ownership interest in the venture.

NOTE 7—INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2021 and 2020, the Company participated in three unconsolidated joint ventures, each of which owns and operates one property; the Company’s equity investment in these ventures totaled $10,172,000 and $10,702,000, respectively. The Company recorded equity in earnings of $202,000, $38,000 and $16,000 during 2021, 2020 and 2019, respectively.

In July 2021, an unconsolidated joint venture sold a portion of its land, located in Savannah, Georgia for $2,559,000, net of closing costs. The Company’s 50% share of the gain from this sale was $805,000, which is included in Equity in earnings from sale of unconsolidated joint venture properties on the consolidated statement of income for the year ended December 31, 2021. The unconsolidated joint venture retained approximately 2.2 acres of land at this property.

In March 2020, an unconsolidated joint venture sold another of its properties located in Savannah, Georgia for $819,000, net of closing costs. The Company’s 50% share of the gain from this sale was $121,000, which is included in Equity in earnings from sale of unconsolidated joint venture properties on the consolidated statement of income for the year ended December 31, 2020.

At December 31, 2021 and 2020, MCB and the Company are partners in an unconsolidated joint venture in which the Company’s equity investment is approximately $8,773,000 and $8,761,000, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2021

NOTE 8—DEBT OBLIGATIONS

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	December 31,
	2021	2020
Mortgages payable, gross	$399,660	$433,549
Unamortized deferred financing costs	(3,316)	(3,845)
Mortgages payable, net	$396,344	$429,704

At December 31, 2021, there were 69 outstanding mortgages payable, all of which are secured by first liens on individual real estate investments with an aggregate gross carrying value of $670,462,000 before accumulated depreciation of $120,055,000. After giving effect to interest rate swap agreements (see Note 9), the mortgage payments bear interest at fixed rates ranging from 3.02% to 5.50%, and mature between 2022 and 2042. The weighted average interest rate on all mortgage debt was 4.18% and 4.19% at December 31, 2021 and 2020, respectively.

During 2020, due to the COVID-19 pandemic, the Company and its mortgage lenders agreed to defer the payment of $1,670,000 of debt service due in 2020 and 2021. Of the total deferred, approximately $215,000 and $174,000 was repaid in 2021 and 2020, respectively, $210,000 was deferred until 2022 through 2023 and the balance was deferred until the maturity of such debt.

Scheduled principal repayments during the periods indicated are as follows (amounts in thousands):

Year Ending December 31,
2022	$44,843
2023	25,774
2024	62,634
2025	42,615
2026	29,277
Thereafter	194,517
Total	$399,660

Line of Credit

The Company has a credit facility with Manufacturers & Traders Trust Company, People’s United Bank, VNB New York, LLC, and Bank Leumi USA, pursuant to which it may borrow up to $100,000,000, subject to borrowing base requirements. The facility is available for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $30,000,000 and 30% of the borrowing base, subject to a cap of (i) $10,000,000 for renovation purposes and (ii) $20,000,000 for operating expense purposes. These limits will apply through June 30, 2022. On July 1, 2022, the maximum amounts the Company can borrow for renovation expenses and operating expenses will change to $20,000,000 and $10,000,000, respectively, and, to the extent that either of these maximums is exceeded as of June 30, 2022, such excess must be repaid immediately. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under the credit facility. The facility is guaranteed by subsidiaries of the Company that own unencumbered properties and the Company is required to pledge to the lenders the equity interests in such subsidiaries.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2021

NOTE 8—DEBT OBLIGATIONS (Continued)

The facility, which matures December 31, 2022, provides for an interest rate equal to the one month LIBOR rate plus an applicable margin ranging from 175 basis points to 300 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility. The applicable margin was 175 and 200 basis points at December 31, 2021 and 2020, respectively. An unused facility fee of .25% per annum applies to the facility. The weighted average interest rate on the facility was approximately 1.86%, 2.53% and 4.03% during 2021, 2020 and 2019, respectively.

The credit facility includes certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. The Company was in compliance with all covenants at December 31, 2021.

The following table details the Line of credit, net, balances per the consolidated balance sheets (amounts in thousands):

	December 31,
	2021	2020
Line of credit, gross	$11,700	$12,950
Unamortized deferred financing costs	(216)	(425)
Line of credit, net	$11,484	$12,525

At March 1, 2022, there was an outstanding balance of $14,700,000 (before unamortized deferred financing costs), and $20,000,000 was available for operating expense purposes under the facility.

NOTE 9—FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, escrow, deposits and other assets and receivables (excluding interest rate swaps), dividends payable, and accrued expenses and other liabilities (excluding interest rate swaps), are not measured at fair value on a recurring basis, but are considered to be recorded at amounts that approximate fair value.

At December 31, 2021, the $419,354,000 estimated fair value of the Company’s mortgages payable is greater than their $399,660,000 carrying value (before unamortized deferred financing costs) by approximately $19,694,000, assuming a blended market interest rate of 3.20% based on the 6.4 year weighted average remaining term to maturity of the mortgages.

At December 31, 2020, the $461,965,000 estimated fair value of the Company’s mortgages payable is greater than their $433,549,000 carrying value (before unamortized deferred financing costs) by approximately $28,416,000, assuming a blended market interest rate of 3.00% based on the 7.1 year weighted average remaining term to maturity of the mortgages.

At December 31, 2021 and 2020, the carrying amount of the Company’s line of credit (before unamortized deferred financing costs) of $11,700,000 and $12,950,000, respectively, approximates its fair value.

The fair value of the Company’s mortgages payable and line of credit are estimated using unobservable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

Considerable judgment is necessary to interpret market data and develop the estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2021

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

Fair Value on a Recurring Basis

As of December 31, 2021, the Company had in effect 19 interest rate derivatives, all of which were interest rate swaps, related to 19 outstanding mortgage loans with an aggregate $56,884,000 notional amount maturing between 2022 and 2026 (weighted average remaining term to maturity of 2.5 years). These interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.02% to 5.16% and a weighted average interest rate of 4.05% at December 31, 2021).

The fair value of the Company’s derivative financial instruments, using Level 2 inputs, was determined to be the following (amounts in thousands):

	As of	Carrying and	Balance Sheet
	December 31,	Fair Value	Classification
Financial liabilities:
Interest rate swaps	2021	$1,514	Other liabilities
	2020	5,012

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of December 31, 2021, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy. The Company does not currently own any financial instruments that are measured on a recurring basis and that are classified as Level 1 or 3.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
One Liberty Properties Inc. and Consolidated Subsidiaries
Amount of gain (loss) recognized on derivatives in other comprehensive loss	$1,179	$(5,481)	$(4,224)
Amount of reclassification from Accumulated other comprehensive loss into Interest expense	(2,318)	(2,098)	(702)

During 2021, 2020 and 2019, in connection with the sale of several properties and the early payoff of the related mortgages, the Company discontinued hedge accounting on the related interest rate swaps as the hedged forecasted transactions were no longer probable to occur. As such, the Company accelerated the reclassification of amounts from accumulated other comprehensive loss to interest expense which is recorded as Prepayment costs on debt in the consolidated statements of income. Such reclassifications amounted to $867,000, $776,000 and $816,000 during 2021, 2020 and 2019, respectively.

During the twelve months ending December 31, 2022, the Company estimates an additional $930,000 will be reclassified from Accumulated other comprehensive income as an increase to Interest expense.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2021

NOTE 9—FAIR VALUE MEASUREMENTS (Continued)

The derivative agreements in effect at December 31, 2021 provide that if the wholly-owned subsidiary of the Company which is a party to such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for such swap breakage losses.

As of December 31, 2021 and 2020, the fair value of the derivatives in a liability position, including accrued interest of $84,000 and $120,000, respectively, but excluding any adjustments for non-performance risk, was approximately $1,632,000 and $5,314,000, respectively. In the event the Company had breaches of any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $1,632,000 and $5,314,000 as of December 31, 2021 and 2020, respectively. This termination liability value, net of adjustments for non-performance risk of $34,000 and $182,000, is included in Accrued expenses and other liabilities on the consolidated balance sheets at December 31, 2021 and 2020, respectively.

NOTE 10—RELATED PARTY TRANSACTIONS

Compensation and Services Agreement

Pursuant to the compensation and services agreement with Majestic Property Management Corp. (“Majestic”), Majestic provides the Company with certain (i) executive, administrative, legal, accounting, clerical, property management, property acquisition, consulting (i.e., sale, leasing, brokerage, and mortgage financing), and construction supervisory services (collectively, the “Services”) and (ii) facilities and other resources. Majestic is wholly-owned by the Company’s vice chairman and it provides compensation to several of the Company’s executive officers.

In consideration for the Services, the Company paid Majestic $3,111,000 in 2021, $3,011,000 in 2020 and $2,826,000 in 2019. Included in these fees are $1,365,000 in 2021, $1,265,000 in 2020 and $1,307,000 in 2019, of property management services. The amounts paid for property management services is based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic with respect to properties managed by third parties. The Company also paid Majestic, pursuant to the compensation and services agreement $295,000 in 2021, $275,000 in 2020 and $216,000 in 2019 for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies.

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and RSUs under the Company’s stock incentive plans (described in Note 12). The related expense charged to the Company’s operations was $2,590,000, $2,349,000 and $1,973,000 in 2021, 2020 and 2019, respectively.

The amounts paid under the compensation and services agreement (except for the property management services which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income for 2021, 2020 and 2019.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2021

NOTE 10—RELATED PARTY TRANSACTIONS (Continued)

Joint Venture Partners and Affiliates

During 2021, 2020 and 2019, the Company paid an aggregate of $83,000, $76,000 and $82,000, respectively, to its consolidated joint venture partner or their affiliates (none of whom are officers, directors, or employees of the Company) for property management services, which are included in Real estate expenses on the consolidated statements of income.

The Company’s unconsolidated joint ventures paid management fees of $118,000, $93,000 and $117,000 to the other partner of the ventures, which reduced Equity in earnings on the consolidated statements of income by $59,000, $47,000 and $59,000 during 2021, 2020 and 2019, respectively. In addition, in 2020, an unconsolidated joint venture of the Company paid a leasing commission and development fee totaling $75,000 to the other partner of the venture, which was in Investment in unconsolidated joint ventures on the consolidated balance sheet as of December 31, 2020.

Other

During 2021, 2020 and 2019, the Company paid fees of (i) $298,000, $298,000 and $289,000, respectively, to the Company’s chairman and (ii) $119,000, $119,000 and $116,000, respectively, to the Company’s vice chairman. These fees are included in General and administrative expense on the consolidated statements of income.

At December 31, 2021 and 2020, Gould Investors L.P. (“Gould Investors”), a related party, owned 1,921,712 and 1,894,883 shares of the outstanding common stock of the Company, respectively, or approximately 9.2% and 9.2%, respectively.

The Company obtains its property insurance in conjunction with Gould Investors and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties. Amounts reimbursed to Gould Investors were $1,402,000, $1,168,000 and $1,025,000 during 2021, 2020 and 2019, respectively. Included in Real estate expenses on the consolidated statements of income is insurance expense of $1,267,000, $1,091,000 and $927,000 during 2021, 2020 and 2019, respectively. The balance of the amounts reimbursed to Gould Investors represents prepaid insurance and is included in Other assets on the consolidated balance sheets.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2021

NOTE 11—EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing net income allocable to common stockholders for each year by the weighted average number of shares of common stock outstanding during the applicable year. Net income is also allocated to the unvested restricted stock outstanding during each year, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of December 31, 2021, the shares of common stock underlying the RSUs awarded in 2019 through 2021 under the 2019 Incentive Plan (see Note 12) are excluded from the basic earnings per share calculation, as these units are not participating securities.

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

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator for basic and diluted earnings per share:
Net income	$39,034	$27,413	$18,544
Deduct net income attributable to non-controlling interests	(177)	(6)	(533)
Deduct earnings allocated to unvested restricted stock (a)	(1,326)	(1,263)	(1,227)
Net income available for common stockholders: basic and diluted	$37,531	$26,144	$16,784
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	20,086	19,571	19,090
Effect of dilutive securities: RSUs	178	28	29
Denominator for diluted earnings per share:
Weighted average number of shares	20,264	19,599	19,119

Earnings per common share, basic	$1.87	$1.34	$0.88
Earnings per common share, diluted	$1.85	$1.33	$0.88
(a)	Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2021

NOTE 11—EARNINGS PER COMMON SHARE (Continued)

The following table identifies the number of shares of common stock underlying the RSUs that are included in the calculation, on a diluted basis, of the weighted average number of shares of common stock for such years:

Year Ended December 31, 2021:
	Total Number of	Shares Included Based on (a)
	Underlying	Return on	Stockholder		Shares
Date of Award	Shares (b)(c)	Capital Metric	Return Metric	Total	Excluded (d)
August 3, 2021	80,700	40,350	40,350	80,700	—
August 3, 2020	75,026	37,513	37,513	75,026	—
July 1, 2019	75,026	37,513	37,513	75,026	—
Totals	230,752	115,376	115,376	230,752	—

Year Ended December 31, 2020:
	Total Number of	Shares Included Based on (a)
	Underlying	Return on	Stockholder		Shares
Date of Award	Shares (b)(c)	Capital Metric	Return Metric	Total	Excluded (d)
August 3, 2020	75,026	37,513	37,513	75,026	—
July 1, 2019	75,026	23,233	—	23,233	51,793
July 1, 2018 (e)	73,750	24,823	—	24,823	48,927
Totals	223,802	85,569	37,513	123,082	100,720

Year Ended December 31, 2019:
	Total Number of	Shares Included Based on (a)
	Underlying	Return on	Stockholder		Shares
Date of Award	Shares (b)(c)	Capital Metric	Return Metric	Total	Excluded (d)
July 1, 2019	75,026	728	—	728	74,298
July 1, 2018 (e)	73,750	14,755	3,273	18,028	55,722
September 26, 2017 (f)	76,250	22,129	31,498	53,627	22,623
Totals	225,026	37,612	34,771	72,383	152,643
(a)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is December 31 of the applicable year.
(b)	The RSUs awarded in 2021, 2020 and 2019 vest, subject to satisfaction of the applicable market and/or performance conditions, on June 30, 2024, 2023 and 2022, respectively (see Note 12).
(c)	During 2019, 2,500 shares of the 2018 award and 2,750 shares of the 2019 award were forfeited.
(d)	Excluded as the applicable conditions had not been met for these shares at the applicable measurement dates.
(e)	With respect to the RSUs awarded July 1, 2018, all 73,750 shares vested in June 2021 and such shares were issued in August 2021 (see Note 12).
(f)	With respect to the RSUs awarded September 26, 2017, 24,343 shares vested and 51,907 shares were forfeited in June 2020; the vested shares were issued in August 2020 (see Note 12).

There were no options outstanding to purchase shares of common stock or other rights exercisable for, or convertible into, common stock in 2021, 2020 and 2019.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2021

NOTE 12—STOCKHOLDERS’ EQUITY

Stock Based Compensation

The Company’s 2019 Incentive Plan (“Plan”), approved by the Company’s stockholders in June 2019, permits the Company to grant, among other things, stock options, restricted stock, RSUs, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company’s common stock is authorized for issuance pursuant to this Plan. As of December 31, 2021, an aggregate of 524,952 shares subject to awards in the form of restricted stock (294,200 shares) and RSUs (230,752 shares) are outstanding under the Plan. On January 12, 2022, 153,575 restricted shares were issued pursuant to this Plan, having an aggregate value of approximately $5,183,000 and are scheduled to vest in January 2027.

Under the Company’s 2016 equity incentive plan (the “Prior Plan”), as of December 31, 2021, (i) an aggregate of 412,250 shares in the form of restricted stock are outstanding and have not yet vested, and (ii) with respect to 76,250 shares of common stock underlying RSUs that had been granted in each of 2018 and 2017, 73,750 and 24,343 shares were deemed to have vested in 2021 and 2020, respectively, and such shares were issued after the Compensation Committee determined that the metrics with respect to such shares had been satisfied. RSUs with respect to the 2,500 and 51,907 share balances under the 2018 and 2017 RSU grants were forfeited in 2019 and 2020, respectively. No additional awards may be granted under the Prior Plan.

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

In 2021, 2020 and 2019, the Company granted RSUs exchangeable for up to 80,700, 75,026 and 77,776 shares, respectively, of common stock upon satisfaction, through June 30, 2024, June 30, 2023 and June 30, 2022, respectively, of metrics related to average annual total stockholder return (the “TSR Metric”) and average annual return on capital (the “ROC Metric”; together with the TSR Metric, the “Metrics”). Up to 50% of the RSUs vest upon satisfaction of the TSR Metric (the “TSR Awards”) and up to 50% of the RSUs vest upon satisfaction of the ROC Metric (the “ROC Awards”). The RSUs vest only if the recipient maintains a relationship with the Company during the applicable three-year performance cycle. RSUs are not entitled to voting or dividends rights; however, upon vesting, the holders of the RSUs granted in 2021 are entitled to receive an amount equal to the dividends that would have been paid on the underlying shares had such shares been outstanding during the three-year performance cycle. The Company accrued $27,000 for such dividend equivalent rights based on the number of shares underlying the 2021 RSUs that would be issued based on performance and market assumptions determined as of December 31, 2021.

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

TSR Award Year	Expected Life (yrs)	Dividend Rate	Risk-Free Interest Rate	Expected Price Volatility (a)
2021	3	5.91%	0.03% - 0.35%	26.74% - 41.53%
2020	3	10.40%	0.10% - 0.18%	51.24% - 77.92%
2019	3	6.22%	1.79% - 2.07%	21.37% - 23.04%
(a)	Calculated based on the historical and implied volatility.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2021

NOTE 12—STOCKHOLDERS’ EQUITY (Continued)

For the ROC Awards, the fair value is based on the market value on the date of grant and the performance assumptions are re-evaluated quarterly. The Company does not recognize expense on ROC Awards which it does not expect the performance and/or market conditions to be met.

As of December 31, 2021, based on performance and market assumptions, the fair value of the RSUs granted in 2021, 2020 and 2019 is $1,808,000, $962,000 and $1,446,000, respectively. Recognition of such deferred compensation will be charged to General and administrative expense over the respective three-year performance cycle. None of these RSUs were forfeited or vested during the year ended December 31, 2021.

The following is a summary of the activity of the equity incentive plans:

	Year Ended December 31,
	2021	2020	2019
Restricted stock grants:
Number of shares	151,500	149,550	150,050
Average per share grant price	$20.34	$28.10	$25.70
Deferred compensation to be recognized over vesting period	$3,082,000	$4,202,000	$3,856,000

Number of non-vested shares:
Non-vested beginning of year	701,675	674,250	651,250
Grants	151,500	149,550	150,050
Vested during year	(145,725)	(122,125)	(114,650)
Forfeitures	(1,000)	—	(12,400)
Non-vested end of year	706,450	701,675	674,250

RSU grants:
Number of underlying shares	80,700	75,026	77,776
Average per share grant price	$30.46	$17.31	$28.96
Deferred compensation to be recognized over vesting period	$1,808,000	$850,000	$865,000

Number of non-vested shares:
Non-vested beginning of year	223,802	225,026	152,500
Grants	80,700	75,026	77,776
Vested during year	(73,750)	(24,343)	—
Forfeitures	—	(51,907)	(5,250)
Non-vested end of year	230,752	223,802	225,026

Restricted stock and RSU grants (based on grant price):
Weighted average per share value of non-vested shares	$25.04	$24.98	$24.96
Value of stock vested during the year	$5,165,000	$3,589,000	$2,365,000
Weighted average per share value of shares forfeited during the year	$24.62	$24.03	$25.40

Total charge to operations:
Outstanding restricted stock grants	$3,734,000	$3,529,000	$3,229,000
Outstanding RSUs	1,699,000	1,157,000	641,000
Total charge to operations	$5,433,000	$4,686,000	$3,870,000

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2021

NOTE 12—STOCKHOLDERS’ EQUITY (Continued)

As of December 31, 2021, total compensation costs of $7,137,000 and $2,292,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average vesting period is 2.1 years for the restricted stock and 1.5 years for the RSUs.

Common Stock Dividend Distributions

In each of 2021 and 2019, the Board of Directors declared an aggregate $1.80 per share in cash distributions. The following table details the Company’s dividend activity for the year ended December 31, 2020 (amounts in thousands, except per share data):

	Total	Dividend Paid		Cash	Stock	Value
Declaration Date (a)	Dividend	Cash %	Stock %	Distributed	Issued	per Share
March 13, 2020	$9,037	100.0	—	$9,037	—	—
June 10, 2020 (b)	$9,068	50.0	50.0	$4,537	263	$17.22
September 9, 2020 (b)	$9,198	75.0	25.0	$6,901	141	$16.27
December 2, 2020	$9,261	100.0	—	$9,261	—	—
(a)	A dividend of $0.45 per share was declared in each period indicated.
(b)	Stockholders were entitled to elect whether the dividend payable to them would be paid in cash or shares of the Company’s common stock at the percentages indicated, subject to certain limitations.

On March 10, 2022, the Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company’s common stock, totaling approximately $9,504,000. The quarterly dividend is payable on April 7, 2022 to stockholders of record on March 24, 2022.

Change in Authorized Capital

In 2020, the Company filed an amended and restated charter with the Maryland State Department of Assessments and Taxation, which, among other things, increased the number of shares of common stock the Company is authorized to issue from 25,000,000 shares to 50,000,000 shares.

Dividend Reinvestment Plan

The Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount of up to 5% from the market price (as such price is calculated pursuant to the DRP). In June 2020, the Company suspended, and in June 2021, the Company reinstated, the dividend reinvestment feature of its DRP. The discount from the market price is determined in the Company’s sole discretion; prior to the suspension, the shares were offered at a 5% discount and after the reinstatement shares were offered at a 3% discount. Under the DRP, the Company issued 35,000, 77,000 and 220,000 shares of common stock during 2021, 2020 and 2019, respectively.

Shares Issued through the At-the-Market Equity Offering Program

During 2021, the Company sold 106,290 shares for proceeds of $3,379,000, net of commissions of $69,000, and incurred offering costs of $65,000 for professional fees. During 2019, the Company sold 180,120 shares for proceeds of $5,392,000, net of commissions of $54,000, and incurred offering costs of $192,000 for professional fees. The Company did not sell any shares during the year ended December 31, 2020. Subsequent to December 31, 2021 and through March 1, 2022, the Company sold 17,259 shares for proceeds of $604,000, net of commissions of $12,000.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2021

NOTE 13—OTHER INCOME

Insurance Recoveries on Hurricane Casualty

In 2020, a portion of a multi-tenanted building at the Company’s Lake Charles, Louisiana property was damaged due to Hurricane Laura and as such, the Company recognized an impairment loss of $430,000 representing the carrying value of the damaged portion of the building based on its replacement cost (and net of accumulated depreciation of $352,000).

The Company submitted a claim to its insurance carrier to cover, less the $263,000 deductible, the (i) approximate $2,306,000 cost to rebuild the damaged portion of the building (of which $150,000, $975,000 and $918,000 were received in 2020, 2021, and February 2022, respectively), and (ii) $259,000 of losses in rental income (of which $216,000 and $43,000 were received in 2021 and February 2022, respectively). The $961,000 received in February 2022 will be recognized in the consolidated statement of income for the three months ending March 31, 2022. The Company recognized a gain on insurance recoveries of $695,000 and $430,000 during the years ended December 31, 2021 and 2020, respectively, which is included in Other income on the consolidated statements of income.

Lease Assignment Fee Income

In 2021, the Company received a one-time fee of $100,000 from a tenant in connection with consenting to a lease assignment related to six of its properties; such amount is included in Other income on the consolidated statement of income for the year ended December 31, 2021.

Interest Income on Loan Receivable

In December 2020, in connection with a sale of two properties in Houston, Texas (see Note 5), the Company provided the buyer a $4,612,500 one-year loan representing 50% of the purchase price which was included in other receivables on the consolidated balance sheet at December 31, 2020. The Company received $59,000 of interest income on this loan which is recorded in Other income on the consolidated statement of income for the year ended December 31, 2021. The loan was repaid in full in April 2021.

NOTE 14—COMMITMENTS AND CONTINGENCIES

The Company maintains a non-contributory defined contribution pension plan covering eligible employees. Contributions by the Company are made through a money purchase plan, based upon a percent of the qualified employees’ total salary (subject to the maximum amount allowed by law). Pension expense approximated $301,000, $307,000 and $304,000 for 2021, 2020 and 2019, respectively, and is included in General and administrative expense in the consolidated statements of income.

The Company is party to leases obligating it to provide tenant improvement allowances and various legal proceedings. Management believes these allowances and proceedings are routine and incidental to the operation of the Company’s business and that such allowance payments or proceedings will not have a material adverse effect upon the Company’s consolidated financial statements taken as a whole.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2021

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

Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. As of December 31, 2021, tax returns for the calendar years 2018 through 2021 remain subject to examination by the Internal Revenue Service and various state and local tax jurisdictions.

During 2021, 2020 and 2019, the Company did not incur any federal income tax expense. The Company does not have any deferred tax assets or liabilities at December 31, 2021 and 2020.

The approximate allocation of the distributions made to stockholders is as follows for the years indicated:

	Year Ended December 31,
	2021	2020	2019
Ordinary income (a)	43%	45%	73%
Capital gains	57	47	—
Return of capital	—	8	27
	100%	100%	100%
(a)	In 2021, 2020 and 2019, the ordinary income portion of the distributions are considered qualified REIT dividends and will be taxed at a rate reduced by up to 20% pursuant to Internal Revenue Code Section 199A.

The Company treats depreciation expense, straight-line rent adjustments and certain other items differently for tax purposes than for financial reporting purposes. Therefore, its taxable income and dividends paid deduction differs from its financial statement income.

The following table reconciles dividends declared with the dividends paid deduction for the years indicated (amounts in thousands):

	2021	2020	2019
	Estimate	Actual	Actual
Dividends declared	$37,478	$36,564	$35,663
Dividend reinvestment plan (a)	35	47	247
	37,513	36,611	35,910
Less: Spillover dividends designated to previous year	—	—	—
Less: Spillover dividends designated to following year (b)	(2,150)	(9,261)	(8,976)
Less: Return of capital	—	(3,265)	(9,842)
Plus: Dividends designated from prior year	9,261	8,976	549
Plus: Dividends designated from following year	—	—	—
Dividends paid deduction	$44,624	$33,061	$17,641
(a)	Reflects the discount on common stock purchased through the dividend reinvestment plan of (i) 3% in 2021 and (ii) 5% in 2020 and 2019.
(b)	A portion of the dividend paid in January 2022, and the entire dividend paid in January 2021 and January 2020 are considered 2022, 2021 and 2020 dividends, respectively, as such dividends were in excess of the Company’s earnings and profits during 2021, 2020 and 2019, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2021

NOTE 16—SUBSEQUENT EVENTS

Subsequent events have been evaluated and, except as noted below and previously disclosed, there were no other events relative to the consolidated financial statements that require additional disclosure.

Round Rock Guaranty Litigation

In 2019, the Company sued the guarantor of the lease at its former property in Round Rock, Texas, at which the tenant obtained bankruptcy protection and terminated its lease. (The lawsuit (the “Lawsuit”) is captioned: OLP Wyoming Springs, LLC, Plaintiff, v. Harden Healthcare, LLC, Defendant, v Benjamin Hanson, Intervenor, District Court of Williamson County, Texas, Cause No. 18-1511-C368). On February 21, 2022, the Company and the defendant entered into a settlement agreement with respect to the Lawsuit which provides that if the Company receives approximately $5,400,000 (the “Settlement Amount”) by April 15, 2022, the parties to such agreement, among other things, will (i) seek to dismiss with prejudice all of the claims by and between the parties to the agreement, (ii) seek dismissal of the Lawsuit with prejudice and (iii) release each other and certain other persons from claims and liabilities with respect to matters pertaining to the Lawsuit.  If the Settlement Amount is not paid by April 15, 2022, the Company and the defendant may continue to pursue and assert all of its respective rights, claims and defenses against each other.

NOTE 17—QUARTERLY FINANCIAL DATA (Unaudited):

(In Thousands, Except Per Share Data)

	Quarter Ended				Total
2021	March 31	June 30	Sept. 30	Dec. 31	For Year
Total revenues	$20,816	$20,422	$20,436	$21,066	$82,740
Gain on sale of real estate, net	$—	$21,491	$1,277	$2,695	$25,463
Net income	$2,957	$23,332	$6,212	$6,533	$39,034
Net income attributable to One Liberty Properties, Inc.	$2,962	$23,329	$6,059	$6,507	$38,857
Weighted average number of common shares outstanding:
Basic	20,003	20,013	20,115	20,210	20,086
Diluted	20,061	20,187	20,273	20,369	20,264
Net income per common share attributable to common stockholders:
Basic	$.13	$1.13	$.29	$.31	$1.87	(a)
Diluted	$.13	$1.12	$.28	$.30	$1.85	(a)

	Quarter Ended				Total
2020	March 31	June 30	Sept. 30	Dec. 31	For Year
Total revenues	$21,239	$20,861	$21,071	$18,732	$81,903
Gain on sale of real estate, net	$4,252	$—	$10,316	$2,712	$17,280
Net income	$7,831	$2,285	$13,726	$3,571	$27,413
Net income attributable to One Liberty Properties, Inc.	$7,826	$2,284	$13,725	$3,572	$27,407
Weighted average number of common shares outstanding:
Basic	19,361	19,445	19,640	19,835	19,571
Diluted	19,374	19,505	19,686	19,871	19,599
Net income per common share attributable to common stockholders:
Basic	$.39	$.10	$.67	$.16	$1.34	(a)
Diluted	$.39	$.10	$.67	$.16	$1.33	(a)
(a)	Calculated on weighted average shares outstanding for the year.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Schedule III—Consolidated Real Estate and Accumulated Depreciation

December 31, 2021

(Amounts in Thousands)

					Cost
					Capitalized	Gross Amount at Which Carried
			Initial Cost to Company		Subsequent to	at December 31, 2021
				Building and	Acquisition		Building &		Accumulated	Date of	Date
Type	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation (1)	Construction	Acquired
Health & Fitness	Tucker, GA	$—	$807	$3,027	$3,420	$807	$6,447	$7,254	$3,058	1988	2002
Health & Fitness	Hamilton, OH	4,282	1,483	5,953	—	1,483	5,953	7,436	1,784	2008	2011
Health & Fitness	Secaucus, NJ	7,722	5,449	9,873	—	5,449	9,873	15,322	2,249	1986	2012
Industrial	West Palm Beach, FL	—	181	724	235	181	959	1,140	472	1973	1998
Industrial	New Hyde Park, NY	2,267	182	728	281	182	1,009	1,191	510	1960	1999
Industrial	Ronkonkoma, NY	5,305	1,042	4,171	2,920	1,042	7,091	8,133	3,129	1986	2000
Industrial	Hauppauge, NY	24,006	1,951	10,954	9,600	1,951	20,554	22,505	8,103	1982	2000
Industrial	Melville, NY	2,396	774	3,029	1,170	774	4,199	4,973	1,793	1982	2003
Industrial	Saco, ME	5,165	1,027	3,623	2,050	1,027	5,673	6,700	1,630	2001	2006
Industrial	Baltimore, MD (2)	18,261	6,474	25,282	—	6,474	25,282	31,756	9,507	1960	2006
Industrial	Durham, NC	2,444	1,043	2,404	44	1,043	2,448	3,491	758	1991	2011
Industrial	Pinellas Park, FL	2,111	1,231	1,669	—	1,231	1,669	2,900	432	1995	2012
Industrial	Miamisburg, OH	—	165	1,348	83	165	1,431	1,596	379	1987	2012
Industrial	Fort Mill, SC	7,195	1,840	12,687	55	1,840	12,742	14,582	2,967	1992	2013
Industrial	Indianapolis, IN	5,208	1,224	6,935	—	1,224	6,935	8,159	1,833	1997	2013
Industrial	Fort Mill, SC	21,982	1,804	33,650	—	1,804	33,650	35,454	8,572	1997	2013
Industrial	New Hope, MN	3,864	881	6,064	154	881	6,218	7,099	1,129	1967	2014
Industrial	Louisville, KY	—	578	3,727	34	578	3,761	4,339	672	1974	2015
Industrial	Louisville, KY	—	51	230	—	51	230	281	41	1974	2015
Industrial	McCalla, AL	9,124	1,588	14,682	—	1,588	14,682	16,270	2,418	2003	2015
Industrial	St. Louis, MO	10,344	3,728	13,006	739	3,728	13,745	17,473	2,363	1969	2015
Industrial	Greenville, SC	4,523	693	6,893	307	693	7,200	7,893	1,105	1997	2016
Industrial	Greenville, SC	5,026	528	8,074	127	528	8,201	8,729	1,254	2000	2016
Industrial	El Paso, TX	12,798	3,691	17,904	350	3,691	18,254	21,945	2,662	1997	2016
Industrial	Lebanon, TN	20,378	2,094	30,039	44	2,094	30,083	32,177	4,117	1996	2016
Industrial	Huntersville, NC	4,561	1,046	6,674	—	1,046	6,674	7,720	815	2014	2017
Industrial	Pittston, PA	6,387	999	9,922	250	999	10,172	11,171	1,229	1990	2017
Industrial	Ankeny, IA	7,779	1,351	11,607	—	1,351	11,607	12,958	1,353	2016	2017
Industrial	Memphis, TN	4,734	140	7,952	—	140	7,952	8,092	872	1979	2017
Industrial	Pennsburg, PA	7,609	1,776	11,126	—	1,776	11,126	12,902	1,170	1986	2018
Industrial	Plymouth, MN	3,079	1,121	4,429	—	1,121	4,429	5,550	410	1978	2018
Industrial	Englewood, CO	7,820	1,562	11,300	—	1,562	11,300	12,862	943	2013	2018
Industrial	Moorestown, NJ	3,715	1,822	5,056	—	1,822	5,056	6,878	415	1990	2018
Industrial	Moorestown, NJ	8,278	1,443	10,898	52	1,443	10,950	12,393	882	1972	2018
Industrial	Bakersfield, CA	—	1,988	9,998	—	1,988	9,998	11,986	798	1980	2018
Industrial	Green Park, MO	5,994	1,421	7,835	—	1,421	7,835	9,256	613	2008	2018
Industrial	Greenville, SC	—	186	6,419	—	186	6,419	6,605	497	2008	2018
Industrial	Nashville, TN	4,891	1,058	6,350	—	1,058	6,350	7,408	424	1974	2019
Industrial	Wauconda, IL	—	67	3,423	41	67	3,464	3,531	248	1998	2019
Industrial	Bensalem, PA	3,859	1,602	4,323	50	1,602	4,373	5,975	279	1975	2019
Industrial	Chandler, AZ	4,920	1,335	7,379	22	1,335	7,401	8,736	493	2004	2019
Industrial	LaGrange, GA	3,031	297	4,500	—	297	4,500	4,797	287	2013	2019
Industrial	Shakopee, MN	4,742	1,877	5,462	10	1,877	5,472	7,349	333	1998	2019

					Cost
					Capitalized	Gross Amount at Which Carried
			Initial Cost to Company		Subsequent to	at December 31, 2021
				Building and	Acquisition		Building &		Accumulated	Date of	Date
Type	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation (1)	Construction	Acquired
Industrial	Rincon, GA	3,896	61	5,968	—	61	5,968	6,029	335	1998	2019
Industrial	Chandler, AZ	—	1,164	1,691	4	1,164	1,695	2,859	100	2007	2019
Industrial	Ashland, VA	5,444	391	7,901	—	391	7,901	8,292	387	2007	2020
Industrial	Lowell, AR	11,945	1,687	15,188	—	1,687	15,188	16,875	780	2017	2020
Industrial	Monroe, NC	4,431	897	5,106	—	897	5,106	6,003	84	2000	2021
Industrial	Lehigh Acres, FL	6,060	1,935	7,393	—	1,935	7,393	9,328	56	2002	2021
Industrial	Omaha, NE	—	1,000	6,548	—	1,000	6,548	7,548	21	1988	2021
Industrial	Joppa, MD	8,482	3,815	8,142	1,473	3,815	9,615	13,430	2,051	1994	2014
Office	Brooklyn, NY	—	1,381	5,447	3,013	1,381	8,460	9,841	4,555	1973	1998
Other	Newark, DE	1,364	935	3,643	278	935	3,921	4,856	1,738	1996	2003
Other	Beachwood, OH	—	13,901	—	1,855	15,756	—	15,756	—	N/A	2016
Restaurant	Hauppauge, NY	—	725	2,963	—	725	2,963	3,688	1,194	1992	2005
Restaurant	Palmyra, PA	—	650	650	—	650	650	1,300	186	1981	2010
Restaurant	Reading, PA	—	655	625	—	655	625	1,280	179	1981	2010
Restaurant	Reading, PA	—	618	643	—	618	643	1,261	185	1983	2010
Restaurant	Trexlertown, PA	—	800	439	—	800	439	1,239	125	1994	2010
Restaurant	Carrollton, GA	1,374	796	1,458	—	796	1,458	2,254	423	1996	2012
Restaurant	Cartersville, GA	1,299	786	1,346	—	786	1,346	2,132	415	1995	2012
Restaurant	Kennesaw, GA	1,065	702	916	—	702	916	1,618	249	1989	2012
Restaurant	Lawrenceville, GA	1,022	866	899	—	866	899	1,765	285	1988	2012
Restaurant	Concord, NC	1,345	999	1,076	—	999	1,076	2,075	273	2000	2013
Restaurant	Myrtle Beach, SC	1,345	1,102	1,161	—	1,102	1,161	2,263	297	1978	2013
Restaurant	Greensboro, NC	—	1,770	1,237	—	1,770	1,237	3,007	378	1983	2013
Restaurant	Richmond, VA	—	1,680	1,341	—	1,680	1,341	3,021	254	1983	2013
Restaurant	Indianapolis, IN	—	853	1,465	—	853	1,465	2,318	339	1982	2014
Retail	Seattle, WA	—	201	189	35	201	224	425	169	1986	1987
Retail	Rosenberg, TX	—	216	863	66	216	929	1,145	604	1994	1995
Retail	Ft. Myers, FL	—	1,013	4,054	—	1,013	4,054	5,067	2,546	1995	1996
Retail	Selden, NY	2,460	572	2,287	150	572	2,437	3,009	1,375	1997	1999
Retail	Batavia, NY	—	515	2,061	—	515	2,061	2,576	1,178	1998	1999
Retail	Champaign, IL	—	791	3,165	530	791	3,695	4,486	1,966	1985	1999
Retail	El Paso, TX	9,852	2,821	11,123	2,587	2,821	13,710	16,531	7,641	1974	2000
Retail	Somerville, MA	—	510	1,993	24	510	2,017	2,527	951	1993	2003
Retail	Hyannis, MA	—	802	2,324	—	802	2,324	3,126	811	1998	2008
Retail	Marston Mills, MA	—	461	2,313	—	461	2,313	2,774	802	1998	2008
Retail	Everett, MA	—	1,935	—	—	1,935	—	1,935	—	N/A	2008
Retail	Kennesaw, GA	4,801	1,501	4,349	1,138	1,501	5,487	6,988	1,985	1995	2008
Retail	Royersford, PA	18,876	19,538	3,150	524	19,538	3,674	23,212	1,118	2001	2010
Retail	Monroeville, PA	—	450	863	—	450	863	1,313	251	1994	2010
Retail	Bolingbrook, IL	—	834	1,887	101	834	1,988	2,822	612	2001	2011
Retail	Crystal Lake, IL	—	615	1,899	—	615	1,899	2,514	595	1997	2011
Retail	Lawrence, KS	—	134	938	207	134	1,145	1,279	255	1915	2012
Retail	Greensboro, NC	1,207	1,046	1,552	29	1,046	1,581	2,627	365	2002	2014
Retail	Highlands Ranch, CO	—	2,361	2,924	296	2,361	3,220	5,581	720	1995	2014
Retail	Woodbury, MN	2,606	1,190	4,003	—	1,190	4,003	5,193	870	2006	2014
Retail	Cuyahoga Falls, OH	982	71	1,371	—	71	1,371	1,442	199	2004	2016
Retail	Hilliard, OH	869	300	1,077	—	300	1,077	1,377	160	2007	2016
Retail	Port Clinton, OH	841	52	1,187	—	52	1,187	1,239	177	2005	2016
Retail	South Euclid, OH	954	230	1,566	53	230	1,619	1,849	242	1975	2016

					Cost
					Capitalized	Gross Amount at Which Carried
			Initial Cost to Company		Subsequent to	at December 31, 2021
				Building and	Acquisition		Building &		Accumulated	Date of	Date
Type	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation (1)	Construction	Acquired
Retail	St Louis Park, MN	—	3,388	13,088	152	3,388	13,240	16,628	1,907	1962	2016
Retail	Deptford, NJ	2,449	572	1,779	705	572	2,484	3,056	960	1981	2012
Retail	Cape Girardeau, MO	985	545	1,547	—	545	1,547	2,092	404	1994	2012
Retail	Littleton, CO	9,921	6,005	11,272	994	6,005	12,266	18,271	2,502	1985	2015
Retail-Furniture	Columbus, OH	—	1,445	5,431	460	1,445	5,891	7,336	3,509	1996	1997
Retail-Furniture	Duluth, GA (3)	1,284	778	3,436	30	778	3,466	4,244	1,349	1987	2006
Retail-Furniture	Fayetteville, GA (3)	1,608	976	4,308	—	976	4,308	5,284	1,692	1987	2006
Retail-Furniture	Wichita, KS (3)	1,954	1,189	5,248	178	1,189	5,426	6,615	2,061	1996	2006
Retail-Furniture	Lexington, KY (3)	1,332	800	3,532	145	800	3,677	4,477	1,387	1999	2006
Retail-Furniture	Bluffton, SC (3)	973	589	2,600	163	589	2,763	3,352	1,021	1994	2006
Retail-Furniture	Amarillo, TX (3)	1,414	860	3,810	129	860	3,939	4,799	1,496	1996	2006
Retail-Furniture	Austin, TX (3)	2,636	1,587	7,010	162	1,587	7,172	8,759	2,753	2001	2006
Retail-Furniture	Tyler, TX (3)	1,698	1,031	4,554	187	1,031	4,741	5,772	1,789	2001	2006
Retail-Furniture	Newport News, VA (3)	1,239	751	3,316	89	751	3,405	4,156	1,302	1995	2006
Retail-Furniture	Richmond, VA (3)	1,440	867	3,829	211	867	4,040	4,907	1,504	1979	2006
Retail-Furniture	Virginia Beach, VA (3)	1,406	854	3,770	236	854	4,006	4,860	1,481	1995	2006
Retail-Furniture	Gurnee, IL	—	834	3,635	—	834	3,635	4,469	1,390	1994	2006
Retail-Furniture	Naples, FL	1,820	3,070	2,846	195	3,070	3,041	6,111	1,036	1992	2008
Retail-Office Supply	Lake Charles, LA (4)(5)	4,503	1,167	3,887	2,905	1,167	6,792	7,959	2,385	1998	2002
Retail-Office Supply	Chicago, IL (5)	3,316	3,877	2,256	—	3,877	2,256	6,133	750	1994	2008
Retail-Office Supply	Cary, NC (5)	2,798	1,129	3,736	—	1,129	3,736	4,865	1,241	1995	2008
Retail-Office Supply	Eugene, OR (5)	2,491	1,952	2,096	—	1,952	2,096	4,048	696	1994	2008
Retail-Office Supply	El Paso, TX (5)	2,176	1,035	2,700	—	1,035	2,700	3,735	897	1993	2008
Theater	Greensboro, NC	—	—	8,328	3,000	—	11,328	11,328	8,661	1999	2004
Theater	Indianapolis, IN	3,897	3,099	5,225	19	3,099	5,244	8,343	1,013	1997	2014
		$399,660	$178,328	$614,952	$44,361	$180,183	$657,458	$837,641	$160,664

Note 1—Depreciation is provided over the estimated useful lives of the buildings and improvements, which range from 2 to 40 years.

Note 2—Upon purchase of the property in December 2006, a $416 rental income reserve was posted by the seller for the Company’s benefit, since the property was not producing sufficient rent at the time of acquisition. The Company recorded the receipt of this rental reserve as a reduction to land and building.

Note 3—These 11 properties are retail furniture stores covered by one loan that is secured by cross-collateralized mortgages.

Note 4—Amounts for this property’s building and improvements and accumulated depreciation are shown net of $782 and $352, respectively, resulting from a 2020 impairment write-off due to casualty loss.

Note 5—These five properties are retail office supply stores net leased to the same tenant, pursuant to separate leases. Four of these leases contain cross default provisions.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Schedule III

Consolidated Real Estate and Accumulated Depreciation

(a)  Reconciliation of “Real Estate and Accumulated Depreciation”

(Amounts in Thousands)

	Year Ended December 31,
	2021	2020	2019
Investment in real estate:
Balance, beginning of year	$839,058	$835,837	$829,143
Addition: Land, buildings and improvements	28,837	26,444	49,669
Deduction: Properties sold	(28,064)	(22,441)	(42,975)
Deduction: Property held-for-sale	(2,190)	—	—
Deduction: Impairment due to casualty loss	—	(782)	—
Balance, end of year	$837,641	$839,058	$835,837
	(b)
Accumulated depreciation:
Balance, beginning of year	$147,136	$135,302	$123,684
Addition: Depreciation	17,694	17,941	17,534
Deduction: Accumulated depreciation related to properties sold	(3,246)	(5,755)	(5,916)
Deduction: Accumulated depreciation related to property held-for-sale	(920)	—	—
Deduction: Impairment due to casualty loss	—	(352)	—
Balance, end of year	$160,664	$147,136	$135,302

(b)	At December 31, 2021, the aggregate cost for federal income tax purposes is approximately $17,597 greater than the Company’s recorded values.