Form 10-Q
period 2022-03-31
ONE LIBERTY PROPERTIES INC
filed 2022-05-06
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

As of May 3, 2022, the registrant had 21,126,314 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	March 31,	December 31,
	2022	2021
ASSETS	(Unaudited)
Real estate investments, at cost
Land	$178,681	$180,183
Buildings and improvements	663,587	657,458
Total real estate investments, at cost	842,268	837,641
Less accumulated depreciation	164,505	160,664
Real estate investments, net	677,763	676,977

Property held-for-sale	1,270	1,270
Investment in unconsolidated joint ventures	10,288	10,172
Cash and cash equivalents	11,442	16,164
Unbilled rent receivable	14,166	14,330
Unamortized intangible lease assets, net	19,912	20,694
Escrow, deposits and other assets and receivables	15,288	13,346
Total assets(1)	$750,129	$752,953
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of $3,292 and $3,316 of deferred financing costs, respectively	$397,848	$396,344
Line of credit, net of $162 and $216 of deferred financing costs, respectively	4,978	11,484
Dividends payable	9,585	9,448
Accrued expenses and other liabilities	17,533	18,992
Unamortized intangible lease liabilities, net	10,335	10,407
Total liabilities(1)	440,279	446,675

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 50,000 shares authorized; 20,392 and 20,239 shares issued and outstanding	20,392	20,239
Paid-in capital	324,689	322,793
Accumulated other comprehensive income (loss)	260	(1,513)
Distributions in excess of net income	(36,423)	(36,187)
Total One Liberty Properties, Inc. stockholders’ equity	308,918	305,332
Non-controlling interests in consolidated joint ventures(1)	932	946
Total equity	309,850	306,278
Total liabilities and equity	$750,129	$752,953
(1)	The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 6. The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $10,365 and $10,365 of land, $18,289 and $18,472 of building and improvements, net of $5,140 and $4,957 of accumulated depreciation, $3,244 and $3,580 of other assets included in other line items, $19,021 and $19,193 of real estate debt, net, $1,216 and $1,350 of other liabilities included in other line items and $932 and $946 of non-controlling interests as of March 31, 2022 and December 31, 2021, respectively.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Rental income, net	$21,531	$20,684
Lease termination fees	25	132
Total revenues	21,556	20,816

Operating expenses:
Depreciation and amortization	5,843	5,757
General and administrative (see Note 9 for related party information)	3,792	3,642
Real estate expenses (see Note 9 for related party information)	3,687	3,686
State taxes	74	75
Total operating expenses	13,396	13,160

Other operating income
Gain on sale of real estate, net	4,649	—
Operating income	12,809	7,656

Other income and expenses:
Equity in earnings (loss) of unconsolidated joint ventures	116	(22)
Other income (see Note 13)	926	170
Interest:
Expense	(4,306)	(4,634)
Amortization of deferred financing costs	(205)	(213)

Net income	9,340	2,957
Net (income) loss attributable to non-controlling interests	(17)	5
Net income attributable to One Liberty Properties, Inc.	$9,323	$2,962

Weighted average number of common shares outstanding:
Basic	20,379	20,003
Diluted	20,541	20,061

Per common share attributable to common stockholders:
Basic and Diluted	$.44	$.13

Cash distributions per share of common stock	$.45	$.45

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income	$9,340	$2,957

Other comprehensive income
Net unrealized gain on derivative instruments	1,775	1,501
Comprehensive income	11,115	4,458

Net (income) loss attributable to non-controlling interests	(17)	5
Adjustment for derivative instruments attributable to non-controlling interests	(2)	(3)

Comprehensive income attributable to One Liberty Properties, Inc.	$11,096	$4,460

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

					Non-Controlling
			Accumulated	Accumulated	Interests in
			Other	Distributions	Consolidated
	Common	Paid-in	Comprehensive	in Excess of	Joint
	Stock	Capital	Income (Loss)	Net Income	Ventures	Total
Balances, December 31, 2020	$19,878	$313,430	$(5,002)	$(37,539)	$1,193	$291,960
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,329)	—	(9,329)
Restricted stock vesting	130	(130)	—	—	—	—
Contribution from non-controlling interest	—	—	—	—	20	20
Distributions to non-controlling interests	—	—	—	—	(13)	(13)
Compensation expense – restricted stock and RSUs	—	1,343	—	—	—	1,343
Net income (loss)	—	—	—	2,962	(5)	2,957
Other comprehensive income	—	—	1,498	—	3	1,501
Balances, March 31, 2021	$20,008	$314,643	$(3,504)	$(43,906)	$1,198	$288,439

Balances, December 31, 2021	$20,239	$322,793	$(1,513)	$(36,187)	$946	$306,278
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,559)	—	(9,559)
Restricted stock vesting	131	(131)	—	—	—	—
Shares issued through equity offering program - net	17	546	—	—	—	563
Shares issued through dividend reinvestment plan	5	156	—	—	—	161
Distributions to non-controlling interests	—	—	—	—	(33)	(33)
Compensation expense – restricted stock and RSUs	—	1,325	—	—	—	1,325
Net income	—	—	—	9,323	17	9,340
Other comprehensive income	—	—	1,773	—	2	1,775
Balances, March 31, 2022	$20,392	$324,689	$260	$(36,423)	$932	$309,850

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued on Next Page)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$9,340	$2,957
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(4,649)	—
(Increase) decrease in unbilled rent receivable	(378)	95
Amortization of intangibles relating to leases, net	(189)	(232)
Amortization of restricted stock and RSU compensation expense	1,325	1,343
Equity in (earnings) loss of unconsolidated joint ventures	(116)	22
Distributions of earnings from unconsolidated joint ventures	—	100
Depreciation and amortization	5,843	5,757
Amortization of deferred financing costs	205	213
Payment of leasing commissions	(798)	(71)
(Increase) decrease in escrow, deposits, other assets and receivables	(1,375)	1,167
(Decrease) increase in accrued expenses and other liabilities	(377)	102
Net cash provided by operating activities	8,831	11,453

Cash flows from investing activities:
Purchase of real estate	(8,166)	—
Improvements to real estate	(1,778)	(512)
Investments in ground leased property	(271)	(430)
Net proceeds from sale of real estate	9,555	—
Insurance recovery proceeds due to casualty loss	918	300
Net cash provided by (used in) investing activities	258	(642)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(3,380)	(3,520)
Repayment of mortgage payable	—	(2,074)
Proceeds from mortgage financing	4,860	—
Proceeds from sale of common stock, net	563	—
Proceeds from bank line of credit	8,000	2,500
Repayment on bank line of credit	(14,560)	—
Issuance of shares through dividend reinvestment plan	161	—
Payment of financing costs	(125)	(6)
Capital contribution from non-controlling interest	—	20
Distributions to non-controlling interests	(33)	(13)
Cash distributions to common stockholders	(9,422)	(9,261)
Net cash used in financing activities	(13,936)	(12,354)

Net decrease in cash, cash equivalents and restricted cash	(4,847)	(1,543)
Cash, cash equivalents and restricted cash at beginning of year	16,666	13,564
Cash, cash equivalents and restricted cash at end of period	$11,819	$12,021

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$4,332	$4,613
Supplemental disclosure of non-cash investing activity:
Purchase accounting allocation - intangible lease assets	$568	$—
Purchase accounting allocation - intangible lease liabilities	(269)	—

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	March 31,
	2022	2021
Cash and cash equivalents	$11,442	$11,245
Restricted cash included in escrow, deposits and other assets and receivables	377	776
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$11,819	$12,021

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2022

NOTE 1 – ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial and retail properties, many of which are subject to long-term net leases. As of March 31, 2022, OLP owns 118 properties, including three properties owned by consolidated joint ventures and three properties owned by unconsolidated joint ventures. The 118 properties are located in 31 states.

NOTE 2 – SUMMARY ACCOUNTING POLICIES

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

MARCH 31, 2022 (Continued)

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

MARCH 31, 2022 (Continued)

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

The components of lease revenues are as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2022	2021
Fixed lease revenues	$18,341	$17,465
Variable lease revenues	3,001	2,987
Lease revenues (a)	$21,342	$20,452
(a)	Excludes amortization related to lease intangible assets and liabilities of $189 and $232 for the three months ended March 31, 2022 and 2021, respectively.

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

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due by reviewing the tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. The Company has assessed the collectability of all recorded lease revenues as probable as of March 31, 2022.

During 2020, in response to requests for rent relief from tenants impacted by the COVID-19 pandemic and the governmental and non-governmental responses thereto, the Company deferred and accrued $3,360,000 of rent payments, excluding amounts related to Regal Cinemas as described below. Through April 30, 2022, the Company collected an aggregate of $3,233,000, or 96.2%, of such deferred rents (i.e., $497,000, $2,679,000, $43,000 and $14,000 during 2020, 2021, the three months ended March 31, 2022 and for April 2022, respectively). The $116,000 balance of deferred rents is deemed collectible of which $104,000 and $12,000 is expected to be collected during the remainder of 2022 and 2023, respectively.

In 2021, the Company executed lease amendments with Regal Cinemas, a tenant at two properties, which was adversely affected by the pandemic. Pursuant to these lease amendments, (i) the Company agreed to defer an aggregate of $1,449,000 of rent which was originally payable from September 2020 through August 2021 and agreed to be repaid beginning in 2022 (such amounts were not accrued as collections were deemed less than probable), (ii) the tenant agreed to pay an aggregate of $441,000 of rent from September 2020 through August 2021 and (iii) the parties extended the lease for one of these properties for two years. Through April 30, 2022, the tenant is current on all lease payments in accordance with these lease amendments; and the Company collected an aggregate of $322,000, or 22.2%, of such deferred rents (i.e., $242,000 and $80,000 during the three months ended March 31, 2022 and for April 2022, respectively). The $1,127,000 balance of deferred rents is to be collected in equal monthly installments during the remainder of 2022 through June 2023.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2022 (Continued)

NOTE 3 – LEASES (CONTINUED)

Minimum Future Rents

As of March 31, 2022, the minimum future contractual rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual rents do not include (i) straight-line rent or amortization of intangibles, (ii) COVID-19 lease deferral repayments accrued to rental income in 2020, (iii) $1,207,000 of COVID-19 lease deferral repayments due from Regal Cinemas which were not accrued to rental income and (iv) variable lease payments as described above.

From April 1 – December 31, 2022	$52,019
For the year ending December 31,
2023	66,615
2024	58,382
2025	54,061
2026	49,948
2027	42,269
Thereafter	145,536
Total	$468,830

Lease Termination Fees

In January 2022, the Company received $25,000 as a lease termination fee from a retail tenant which was recognized during the three months ended March 31, 2022.

In January 2021, the Company received $350,000 as a lease termination fee from a retail tenant, of which $88,000 was recognized during the three months ended March 31, 2021.

In December 2020, the Company received $88,000 as a lease termination fee from an industrial tenant, of which $44,000 was recognized during the three months ended March 31, 2021.

Lessee Accounting

Ground Lease

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The ground lease expires March 3, 2025 and provides for up to four, 5-year renewal options and one seven-month renewal option. As of March 31, 2022, the remaining lease term, including renewal options deemed exercised, is 12.9 years. The Company recognized lease expense related to this ground lease of $150,000 for the three months ended March 31, 2022 and 2021, which is included in Real estate expenses on the consolidated statements of income.

Office Lease

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides for a five-year renewal option. As of March 31, 2022, the remaining lease term, including the renewal option deemed exercised, is 14.8 years. The Company recognized lease expense related to this office lease of $14,000 for the three months ended March 31, 2022 and 2021, which is included in General and administrative expenses on the consolidated statements of income.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2022 (Continued)

NOTE 3 – LEASES (CONTINUED)

Minimum Future Lease Payments

As of March 31, 2022, the minimum future lease payments related to the operating ground and office leases are as follows (amounts in thousands):

From April 1 – December 31, 2022	$379
For the year ending December 31,
2023	507
2024	557
2025	626
2026	627
2027	629
Thereafter	5,591
Total undiscounted cash flows	$8,916
Present value discount	(1,776)
Lease liability	$7,140

NOTE 4 – REAL ESTATE ACQUISITION

On January 5, 2022, the Company acquired an industrial property located in Fort Myers, Florida for $8,100,000. Subsequent to the acquisition, the Company obtained $4,860,000 of nine-year mortgage debt with an interest rate of 3.09% which matures in February 2031. The Company determined that with respect to this acquisition, the gross assets acquired are concentrated in a single identifiable asset. Therefore, this transaction does not meet the definition of a business and is accounted for as an asset acquisition. As such, direct transaction costs associated with this asset acquisition have been capitalized to the real estate assets acquired and will be depreciated over the respective useful lives.

The following table details the allocation of the purchase price for the Company’s acquisition of real estate during the three months ended March 31, 2022 (amounts in thousands):

		Building &	Intangible Lease
Description of Property	Land	Improvements	Asset	Liability	Total
Conditioned Air Company of Naples LLC industrial facility,
Fort Myers, Florida	$991	$6,876	$568	$(269)	$8,166

The Company assessed the fair value of the tangible and intangible assets of the property as of the acquisition date using an income approach and estimated cash flow projections which utilize an appropriate market capitalization rate (i.e., 5.50%) and discount rate (i.e., 5.60%) categorized as Level 3 unobservable inputs in the fair value hierarchy (as defined in Note 12).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2022 (Continued)

NOTE 5 – SALE OF PROPERTIES AND PROPERTY HELD-FOR-SALE

Sale of Properties

On March 22, 2022, the Company sold four restaurant properties located in Pennsylvania for approximately $9,555,000, net of closing costs. The sale resulted in a gain of $4,649,000 which was recorded as Gain on sale of real estate, net, in the consolidated statement of income for the three months ended March 31, 2022. As a result of the sale, the Company also wrote-off, as a reduction to Gain on sale of real estate, net, $512,000 of unbilled rent receivable.

Property Held-for-Sale

In September 2021, the Company entered into a contract to sell an industrial property located in Columbus, Ohio for $8,500,000. The buyer’s right to terminate the contract without penalty expired in December 2021. At March 31, 2022 and December 31, 2021, the Company classified the $1,270,000 net book value of the property’s land, building and improvements as Property held-for-sale in the accompanying consolidated balance sheets. The property was sold on May 2, 2022 and will result in a gain of approximately $6,900,000, which will be recognized as Gain on sale of real estate, net, in the consolidated statements of income for the three and six months ending June 30, 2022.

NOTE 6 – VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITY AND CONSOLIDATED JOINT VENTURES

Variable Interest Entity – Ground Lease

The Company determined it has a variable interest through its ground lease at its Beachwood, Ohio property (The Vue Apartments) and the owner/operator is a VIE because its equity investment at risk is insufficient to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of this VIE because the Company does not have power over the activities that most significantly impact the owner/operator’s economic performance and therefore, does not consolidate this VIE for financial statement purposes. Accordingly, the Company accounts for this investment as land and the revenues from the ground lease as Rental income, net. The ground lease provides for rent which can be deferred and paid based on the operating performance of the property; therefore, this rent is recognized as rental income when the operating performance is achieved and the rent is received. No ground lease rental income has been collected since October 2020.

As of March 31, 2022, the VIE’s maximum exposure to loss was $15,986,000 which represented the carrying amount of the land. In purchasing the property in 2016, the owner/operator obtained a mortgage for $67,444,000 from a third party which, together with the Company’s purchase of the land, provided substantially all of the funds to acquire the multi-family property. The Company provided its land as collateral for the owner/operator’s mortgage loan; accordingly, the land position is subordinated to the mortgage. The mortgage balance was $65,710,000 as of March 31, 2022.

Pursuant to the ground lease, as amended in November 2020, the Company agreed, in its discretion, to fund 78% of (i) any operating expense shortfalls at the property and (ii) any capital expenditures required at the property. The Company funded $1,746,000 during the year ended December 31, 2021 and an additional $271,000 and $69,000 during the three months ended March 31, 2022 and from April 1 through May 3, 2022, respectively. These amounts are included as part of the carrying amount of the land.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2022 (Continued)

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

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	March 31,	December 31,
	2022	2021
Land	$10,365	$10,365
Buildings and improvements, net of accumulated depreciation of $5,140 and $4,957, respectively	18,289	18,472
Cash	1,125	1,134
Unbilled rent receivable	1,035	1,020
Unamortized intangible lease assets, net	529	548
Escrow, deposits and other assets and receivables	555	878
Mortgages payable, net of unamortized deferred financing costs of $185 and $195, respectively	19,021	19,193
Accrued expenses and other liabilities	754	875
Unamortized intangible lease liabilities, net	462	475
Accumulated other comprehensive loss	(5)	(33)
Non-controlling interests in consolidated joint ventures	932	946

As of March 31, 2022 and December 31, 2021, MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in two consolidated joint ventures in which the Company has aggregate equity investments of approximately $4,524,000 and $4,691,000, respectively.

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and, in the event of a sale of, or refinancing of the mortgage encumbering, the property owned by such venture, the distributions to the Company may be less than that implied by the equity ownership interest in the venture.

NOTE 7 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of March 31, 2022 and December 31, 2021, the Company participated in three unconsolidated joint ventures, each of which owns and operates one property; the Company’s equity investment in these ventures totaled $10,288,000 and $10,172,000, respectively. The Company recorded equity in earnings of $116,000 and equity in loss of $22,000 for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022 and December 31, 2021, MCB and the Company are partners in an unconsolidated joint venture in which the Company’s equity investment is approximately $8,846,000 and $8,773,000, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2022 (Continued)

NOTE 8 – DEBT OBLIGATIONS

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	March 31,	December 31,
	2022	2021
Mortgages payable, gross	$401,140	$399,660
Unamortized deferred financing costs	(3,292)	(3,316)
Mortgages payable, net	$397,848	$396,344

Line of Credit

The Company has a credit facility with Manufacturers & Traders Trust Company, People’s United Bank, VNB New York, LLC, and Bank Leumi USA, pursuant to which it may borrow up to $100,000,000, subject to borrowing base requirements. The facility is available for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $30,000,000 and 30% of the borrowing base, subject to a cap of (i) $10,000,000 for renovation purposes and (ii) $20,000,000 for operating expense purposes. These renovation and operating expense limits will apply through June 30, 2022. On July 1, 2022, the maximum amounts the Company can borrow for renovation expenses and operating expenses will change to $20,000,000 and $10,000,000, respectively, and, to the extent that either of these maximums is exceeded as of June 30, 2022, such excess must be repaid immediately. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under the credit facility. The facility is guaranteed by subsidiaries of the Company that own unencumbered properties and the Company is required to pledge to the lenders the equity interests in such subsidiaries.

The facility, which matures December 31, 2022, provides for an interest rate equal to the one month LIBOR rate plus an applicable margin ranging from 175 basis points to 300 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility. The applicable margin was 175 and 200 basis points at March 31, 2022 and 2021, respectively. An unused facility fee of .25% per annum applies to the facility. The weighted average interest rate on the facility was approximately 1.89% and 1.88% for the three months ended March 31, 2022 and 2021, respectively. The Company was in compliance with all covenants at March 31, 2022.

The following table details the Line of credit, net, balances per the consolidated balance sheets (amounts in thousands):

	March 31,	December 31,
	2022	2021
Line of credit, gross	$5,140	$11,700
Unamortized deferred financing costs	(162)	(216)
Line of credit, net	$4,978	$11,484

At May 3, 2022, there was no balance outstanding under the credit facility and there is $20,000,000 available for operating expense purposes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2022 (Continued)

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

In consideration for the Services, the Company paid Majestic $766,000 and $785,000 for the three months ended March 31, 2022 and 2021, respectively. Included in these fees are $336,000 and $348,000 of property management costs for the three months ended March 31, 2022 and 2021, respectively. The amounts paid for property management services are based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic with respect to properties managed by third parties. The Company also paid Majestic, pursuant to the compensation and services agreement, $79,000 and $74,000 for the three months ended March 31, 2022 and 2021, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies.

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and restricted stock units (“RSUs”) under the Company’s stock incentive plans (described in Note 11). The related expense charged to the Company’s operations was $643,000 and $652,000 for the three months ended March 31, 2022 and 2021, respectively.

The amounts paid under the compensation and services agreement (except for the property management costs which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income.

Joint Venture Partners and Affiliates

The Company paid an aggregate of $22,000 and $19,000 for the three months ended March 31, 2022 and 2021, respectively, to its consolidated joint venture partner or their affiliates (none of whom are officers, directors, or employees of the Company) for property management services, which are included in Real estate expenses on the consolidated statements of income.

The Company’s unconsolidated joint ventures paid management fees of $36,000 and $29,000 for the three months ended March 31, 2022 and 2021, respectively, to the other partner of the ventures, which reduced Equity in earnings on the consolidated statements of income by $18,000 and $15,000 for the three months ended March 31, 2022 and 2021, respectively.

Other

During the three months ended March 31, 2022 and 2021, the Company paid quarterly fees of (i) $78,250 and $74,500, respectively, to the Company’s chairman and (ii) $31,300 and $29,800, respectively, to the Company’s vice-chairman. These fees are included in General and administrative expenses on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party, and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties. Included in Real estate expenses on the consolidated statements of income is insurance expense of $339,000 and $281,000 for the three months ended March 31, 2022 and 2021, respectively, of amounts reimbursed to Gould Investors in prior periods.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2022 (Continued)

NOTE 10 – EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing net income allocable to common stockholders for each period by the weighted average number of shares of common stock outstanding during the applicable period. Net income is also allocated to the unvested restricted stock outstanding during each period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of March 31, 2022, the shares of common stock underlying the RSUs awarded between 2019 and 2021 under the 2019 Incentive Plan (see Note 11) are excluded from the basic earnings per share calculation, as these units are not participating securities.

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

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2022	2021
Numerator for basic and diluted earnings per share:
Net income	$9,340	$2,957
(Deduct) add net (income) loss attributable to non-controlling interests	(17)	5
Deduct earnings allocated to unvested restricted stock (a)	(328)	(325)
Net income available for common stockholders: basic and diluted	$8,995	$2,637
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	20,379	20,003
Effect of dilutive securities: RSUs	162	58
Denominator for diluted earnings per share:
Weighted average number of shares	20,541	20,061

Earnings per common share, basic and diluted	$.44	$.13

________________________________________________________________

(a)	Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2022 (Continued)

NOTE 10 – EARNINGS PER COMMON SHARE (CONTINUED)

The following table identifies the number of shares of common stock underlying the RSUs that are included in the calculation, on a diluted basis, of the weighted average number of shares of common stock for such periods:

Three Months Ended March 31, 2022:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares (b)(c)	Capital Metric	Return Metric	Total	Excluded
August 3, 2021	80,700	40,350	40,350	80,700	—
August 3, 2020	75,026	37,513	37,513	75,026	—
July 1, 2019	75,026	37,513	37,513	75,026	—
Totals	230,752	115,376	115,376	230,752	—

Three Months Ended March 31, 2021:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares (b)(c)	Capital Metric	Return Metric	Total	Excluded (d)
August 3, 2020	75,026	37,513	37,513	75,026	—
July 1, 2019	75,026	23,970	—	23,970	51,056
July 1, 2018 (e)	73,750	25,306	—	25,306	48,444
Totals	223,802	86,789	37,513	124,302	99,500
(a)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is March 31 of the applicable period.
(b)	The RSUs awarded in 2021, 2020 and 2019 vest, subject to satisfaction of the applicable market and/or performance conditions, as of June 30, 2024, 2023 and 2022, respectively (see Note 11).
(c)	During 2019, 2,750 shares of the 2019 award and 2,500 shares of the 2018 award were forfeited.
(d)	Excluded as the applicable conditions had not been met for these shares at the applicable measurement dates.
(e)	With respect to the RSUs awarded July 1, 2018, all 73,750 shares were deemed to have vested; these shares were issued in August 2021 (see Note 11).

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock Dividend

On March 10, 2022, the Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company’s common stock, totaling approximately $9,504,000. The quarterly dividend was paid on April 7, 2022 to stockholders of record on March 24, 2022.

Shares Issued through the At-the-Market Equity Offering Program

During the three months ended March 31, 2022, the Company sold 17,259 shares for proceeds of $604,000, net of commissions of $12,000, and incurred offering costs of $41,000 for professional fees. No shares were sold by the Company during the three months ended March 31, 2021.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2022 (Continued)

NOTE 11 – STOCKHOLDERS’ EQUITY (CONTINUED)

Dividend Reinvestment Plan

The Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount of up to 5% from the market price (as such price is calculated pursuant to the DRP). From June 2020 through June 2021, the Company suspended the dividend reinvestment feature of its DRP (and such feature has been reinstated since June 2021). The discount from the market price is determined in the Company’s sole discretion; and is currently being offered at a 3% discount. Under the DRP, the Company issued 4,700 shares of common stock during the three months ended March 31, 2022.

Stock Based Compensation

The Company’s 2019 Incentive Plan (“Plan”), approved by the Company’s stockholders in June 2019, permits the Company to grant, among other things, stock options, restricted stock, RSUs, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company’s common stock is authorized for issuance pursuant to this Plan. As of March 31, 2022, an aggregate of 678,027 shares subject to awards in the form of restricted stock (447,275 shares) and RSUs (230,752 shares) are outstanding under the Plan.

Under the Company’s 2016 equity incentive plan (the “Prior Plan”), as of March 31, 2022, (i) an aggregate of 281,500 shares in the form of restricted stock are outstanding and have not yet vested, and (ii) with respect to 76,250 shares of common stock underlying RSUs that had been granted in 2018, 73,750 shares were deemed to have vested in 2021, and such shares were issued after the Compensation Committee determined that the metrics with respect to the vesting of such shares had been satisfied. No additional awards may be granted under the Prior Plan.

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

In 2021, 2020 and 2019, the Company granted RSUs exchangeable for up to 80,700, 75,026 and 77,776 shares, respectively, of common stock upon satisfaction, through June 30, 2024, June 30, 2023 and June 30, 2022, respectively, of metrics related to average annual total stockholder return (the “TSR Metric”) and average annual return on capital (the “ROC Metric”; together with the TSR Metric, the “Metrics”). Up to 50% of the RSUs vest upon satisfaction of the TSR Metric (the “TSR Awards”) and up to 50% of the RSUs vest upon satisfaction of the ROC Metric (the “ROC Awards”). The RSUs vest only if the recipient maintains a relationship with the Company during the applicable three-year performance cycle. RSUs are not entitled to voting or dividends rights; however, upon vesting, the holders of the RSUs granted in 2021 are entitled to receive an amount equal to the dividends that would have been paid on the underlying shares had such shares been outstanding during the three-year performance cycle. The Company accrued $81,000 for such dividend equivalent rights based on the number of shares underlying the 2021 RSUs that would be issued based on performance and market assumptions determined as of March 31, 2022.

The TSR Metrics and ROC Metrics meet the definition of a market condition and performance condition, respectively. The shares underlying the RSUs are excluded from the shares shown as outstanding on the balance sheet. For the TSR Awards, a third party appraiser prepared a Monte Carlo simulation pricing model to determine the fair value of such awards, which is recognized ratably over the service period. For the ROC Awards, the fair value is based on the market value on the date of grant and the performance assumptions are re-evaluated quarterly. The Company does not recognize expense on ROC Awards which it does not expect the performance conditions to be met.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2022 (Continued)

NOTE 11 – STOCKHOLDERS’ EQUITY (CONTINUED)

As of March 31, 2022, based on performance and market assumptions, the fair value of the RSUs granted in 2021, 2020 and 2019 is $1,846,000, $962,000 and $1,446,000, respectively. Recognition of such deferred compensation will be charged to General and administrative expense over the respective three-year performance cycles. None of these RSUs were forfeited or vested during the three months ended March 31, 2022.

The following is a summary of the activity of the equity incentive plans:

	Three Months Ended
	March 31,
	2022	2021
Restricted stock grants:
Number of shares	153,575	151,500
Average per share grant price	$33.75	$20.34
Deferred compensation to be recognized over vesting period	$5,183,000	$3,082,000

Number of non-vested shares:
Non-vested beginning of year	706,450	701,675
Grants	153,575	151,500
Vested during period	(130,750)	(129,925)
Forfeitures	(500)	(200)
Non-vested end of period	728,775	723,050

RSU grants:
Number of underlying shares	—	—
Average per share grant price	$—	$—
Deferred compensation to be recognized over vesting period	$—	$—

Number of non-vested shares:
Non-vested beginning of year	230,752	223,802
Grants	—	—
Vested during period	—	—
Forfeitures	—	—
Non-vested end of period	230,752	223,802

Restricted stock and RSU grants (based on grant price):
Weighted average per share value of non-vested shares	$26.47	$24.68
Value of stock vested during the period	$3,236,000	$2,825,000
Weighted average per share value of shares forfeited during the period	$33.75	$23.62

Total charge to operations:
Outstanding restricted stock grants	$957,000	$897,000
Outstanding RSUs	368,000	446,000
Total charge to operations	$1,325,000	$1,343,000

As of March 31, 2022, total compensation costs of $11,346,000 and $1,963,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average remaining vesting period is 2.8 years for the restricted stock and 1.3 years for the RSUs.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2022 (Continued)

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

At March 31, 2022, the $400,493,000 estimated fair value of the Company’s mortgages payable is less than their $401,140,000 carrying value (before unamortized deferred financing costs) by approximately $647,000 assuming a blended market interest rate of 4.30% based on the 6.2 year weighted average remaining term to maturity of the mortgages.

At December 31, 2021, the $419,354,000 estimated fair value of the Company’s mortgages payable is greater than their $399,660,000 carrying value (before unamortized deferred financing costs) by approximately $19,694,000, assuming a blended market interest rate of 3.20% based on the 6.4 year weighted average remaining term to maturity of the mortgages.

At March 31, 2022 and December 31, 2021, the carrying amount of the Company’s line of credit (before unamortized deferred financing costs) of $5,140,000 and $11,700,000, respectively, approximates its fair value.

The fair value of the Company’s mortgages payable are estimated using unobservable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair Value on a Recurring Basis

As of March 31, 2022, the Company had in effect 19 interest rate derivatives, all of which were interest rate swaps, related to 19 outstanding mortgage loans with an aggregate $56,348,000 notional amount maturing between 2022 and 2026 (weighted average remaining term to maturity of 2.2 years). The Company’s objective in using interest rate swaps is to add stability to interest expense. These interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.02% to 5.16% and a weighted average interest rate of 4.05% at March 31, 2022). The Company does not use derivatives for trading or speculative purposes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2022 (Continued)

NOTE 12 – FAIR VALUE MEASUREMENTS (CONTINUED)

The fair value of the Company’s derivative financial instruments was determined to be the following (amounts in thousands):

		Carrying and	Balance Sheet
	As of	Fair Value	Classification
Financial assets: Interest rate swaps	March 31, 2022	$417	Other assets
	December 31, 2021	—

Financial liabilities: Interest rate swaps	March 31, 2022	$157	Other liabilities
	December 31, 2021	1,514

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.

Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of March 31, 2022, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy. The Company does not currently own any financial instruments that are measured on a recurring basis and that are classified as Level 1 or 3.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended
	March 31,
	2022	2021
Amount of gain recognized on derivatives in other comprehensive loss	$1,489	$1,093
Amount of reclassification from Accumulated other comprehensive income (loss) into Interest expense	(286)	(408)

No gain or loss was recognized with respect to amounts excluded from effectiveness testing on the Company’s cash flow hedges for the three months ended March 31, 2022 and 2021. During the twelve months ending March 31, 2023, the Company estimates an additional $226,000 will be reclassified from Accumulated other comprehensive loss as an increase to Interest expense.

The derivative agreements in effect at March 31, 2022 provide that if the wholly-owned subsidiary of the Company which is a party to such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for such swap breakage losses.

As of March 31, 2022 and December 31, 2021, the fair value of the derivatives in a liability position, including accrued interest of $36,000 and $84,000, respectively, but excluding any adjustments for non-performance risk, was approximately $195,000 and $1,632,000, respectively. In the event the Company had breaches of any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $195,000 and $1,632,000 as of March 31, 2022 and December 31, 2021, respectively. This termination liability value, net of adjustments for non-performance risk of $2,000 and $34,000, is included in Accrued expenses and other liabilities on the consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2022 (Continued)

NOTE 13 – OTHER INCOME

Insurance Recoveries on Hurricane Casualty

In 2020, a portion of a multi-tenanted building at the Company’s Lake Charles, Louisiana property was damaged due to Hurricane Laura. The Company submitted a claim to its insurance carrier to cover, less the $263,000 deductible, the (i) approximate $2,306,000 cost to rebuild the damaged portion of the building (of which $918,000, $975,000 and $150,000 were received in February 2022, and during the years ended December 31, 2021 and 2020, respectively), and (ii) $259,000 of losses in rental income (of which $43,000 and $216,000 were received in February 2022 and during the year ended December 31, 2021, respectively). The Company recognized a gain on insurance recoveries of $918,000 and $20,000 during the three months ended March 31, 2022 and 2021, respectively, which is included in Other income on the consolidated statements of income.

Lease Assignment Fee Income

In March 2021, the Company received a one-time $100,000 fee from a tenant in connection with consenting to a lease assignment related to six of its properties; such amount is included in Other income on the consolidated statement of income for the three months ended March 31, 2021.

Interest Income on Loan Receivable

In 2020, in connection with a sale of two properties in Houston, Texas, the Company provided the buyer a $4,612,500 one-year loan representing 50% of the purchase price. The Company received $46,000 of interest income on this loan during the three months ended March 31, 2021, which is included in Other income on the consolidated statement of income. The loan was repaid in full in April 2021.

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

MARCH 31, 2022 (Continued)

NOTE 15 – SUBSEQUENT EVENTS

Subsequent events have been evaluated and, except as noted below and previously disclosed, there were no other events relative to the consolidated financial statements that require additional disclosure.

Round Rock Guaranty Litigation

With respect to the lawsuit captioned OLP Wyoming Springs, LLC, Plaintiff, v. Harden Healthcare, LLC, Defendant, v Benjamin Hanson, Intervenor (the “Lawsuit”) more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, on April 15, 2022, the Company received, pursuant to the settlement agreement entered into in February 2022, approximately $5,400,000 representing the amount it was to receive pursuant to such agreement.  This sum will be recognized as Other income on the consolidated statements of income during the three and six months ending June 30, 2022.  As a result of the receipt of this payment, the parties to the Lawsuit are, among other things, to seek dismissal of the Lawsuit with prejudice and release each other and certain other persons from claims and liabilities with respect to matters pertaining to the Lawsuit.

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

Currently, a significant risk and uncertainty we face is the impact of the COVID-19 pandemic, the various governmental and non-governmental responses thereto, and the related economic consequences of the foregoing on (i) our and our tenants’ financial condition, results of operations, cash flows and performance, and (ii) the real estate market, global economy and financial markets.  The extent to which the pandemic impacts us, our tenants and the economy generally will depend on future developments, which are highly uncertain and cannot be predicted with confidence.  Additional uncertainties, risks and factors which may cause actual results to differ materially from current expectations include, but are not limited to:

●	the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies;
●	adverse changes and disruptions in the retail, theater and health and fitness sectors, which could impact our tenants’ ability to pay rent and expense reimbursement;
●	loss or bankruptcy of one or more of our tenants, and bankruptcy laws that may limit our remedies if a tenant becomes bankrupt and rejects its lease;
●	our ability to renew or re-lease space as leases expire;
●	our ability to reinvest the proceeds of property sales, and in particular, the proceeds from sales of retail properties, on terms that will generate as or more favorable returns than the properties sold;
●	our ability to identify and complete accretive acquisitions;
●	the ability or willingness of mortgage lenders to make accommodations with respect to our debt service obligations at properties for which we provide rent relief to our tenants or which are otherwise challenged;
●	our ability to pay dividends;
●	changes in governmental laws and regulations relating to real estate and related investments;
●	limitations on our ability to exercise legal remedies due to court closures and/or moratoriums on the exercise of certain types of remedies or activities;
●	the level and volatility of interest rates;
●	general economic and business conditions, including those currently affecting our nation’s economy and real estate markets;

●	general and local real estate conditions, including any changes in the value of our real estate;
●	compliance with credit facility and mortgage debt covenants;
●	the availability of, and costs associated with, sources of capital and liquidity;
●	competition in our industry; and
●	the other risks, uncertainties and factors described in the reports and documents we file with the SEC, including the risks, uncertainties and factors described under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), and in the Quarterly Reports on Form 10-Q and the other reports we file thereafter with the SEC.

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

Challenges and Uncertainties Facing Certain Tenants and Properties

As more fully described in our Annual Report, and in particular, the sections thereof entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations”, our properties face challenges due to the pandemic or other factors. There have been no material changes to the status of such properties as described in our Annual Report.

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

We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial and retail properties, and to a lesser extent, health and fitness, restaurant, theater, and other properties, many of which are subject to long-term net leases. As of March 31, 2022, we own 118 properties (including three properties owned by consolidated joint ventures and three properties owned by unconsolidated joint ventures) located in 31 states. Based on square footage, our occupancy rate at March 31, 2022 is approximately 97.1%.

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

Over the past several years, we have been addressing the challenges presented by the growth of e-commerce and our exposure to the retail industry by focusing on acquiring industrial properties (including warehouse and distribution facilities) and properties that we believe capitalize on e-commerce activities, and disposing of retail properties which we did not believe to be advantageous to hold for the long-term. Approximately 58.8% of our 2022 contractual base rent (as described below) is derived from industrial properties and 27.2%, 4.7%, 4.1%, 2.8%, and 2.4% from retail, health and fitness, restaurant, theater, and other properties, respectively. We face significant competition in seeking to acquire industrial properties. The returns and cash flow we generate from industrial properties, and in particular, the returns and cash flow generated by the reinvestment in industrial properties of the net proceeds from the sale of retail properties may not be, and in many cases are not, as favorable to us as the returns and cash flow currently generated by our retail properties. Decreases in cash flows or returns on investments resulting from the ongoing transition to the ownership of lower yielding industrial properties from the ownership of higher yielding retail properties will make it more difficult for us to sustain our current level of dividend payments.

Our 2022 contractual base rent is approximately $68.9 million and represents, after giving effect to any abatements, concessions, deferrals or adjustments in effect as of March 31, 2022, the base rent payable to us during the year ending December 31, 2022 under leases in effect at March 31, 2022. Excluded from 2022 contractual rental income is an aggregate of $6.7 million comprised of: (i) $1.7 million representing our share of the base rent payable in 2022 to our joint ventures, (ii) subject to the property generating specified levels of positive operating cash flow, $1.3 million of estimated variable lease payments from The Vue Apartments, a multi-family complex which ground leases the underlying land from us and as to which there is uncertainty as to when and whether the tenant will resume paying rent, (iii) $966,000 of COVID-19 rent deferral repayments due from Regal Cinemas, a tenant at two properties, which was not accrued to rental income, (iv) approximately $1.5 million of straight-line rent and approximately $784,000 of amortization of intangibles, (v) approximately $335,000 of contractual base rent payable through June 2022 from a property in Columbus, Ohio which the Company sold on May 2, 2022 and (vi) $161,000 of COVID-19 rent deferral repayments accrued to rental income in 2020, of which $57,000 was paid by April 30, 2022.

The following table sets forth scheduled expirations of leases for our properties as of March 31, 2022 for the periods indicated below:

	Number	Approximate		Contractual
Lease Expiration (1)	of	Square	Contractual	Base Rent
Year Ending	Expiring	Footage Subject to	Base Rent Under	Represented by
December 31,	Leases	Expiring Leases (2)	Expiring Leases	Expiring Leases
2022	9	248,921	$1,015,937	1.5%
2023	23	1,310,140	9,259,436	13.4
2024	22	802,919	5,416,090	7.9
2025	14	521,249	5,054,234	7.3
2026	14	792,030	4,592,803	6.7
2027	24	1,848,912	12,495,992	18.1
2028	14	1,151,001	6,187,586	9.0
2029	7	1,202,121	5,940,289	8.6
2030	7	266,588	3,684,549	5.3
2031	10	819,287	4,565,680	6.6
2032 and thereafter	22	1,404,137	10,736,234	15.6
	166	10,367,305	$68,948,830	100.0%
(1)	Lease expirations assume tenants do not exercise existing renewal or termination options.
(2)	Excludes an aggregate of 167,399 square feet of vacant space.

Property Transactions During the Three Months Ended March 31, 2022

On January 5, 2022, we acquired an industrial property located in Fort Myers, Florida for a purchase price of $8.1 million and after the acquisition, obtained $4.9 million nine-year mortgage debt with an interest rate of 3.09% and maturing in February 2031. We estimate that for 2022, this acquisition will contribute rental income (excluding variable lease revenues) of $528,000, and depreciation and amortization expense and mortgage interest expense of $241,000 and $139,000, respectively.

On March 22, 2022, we completed the sale of four Wendy’s restaurant properties located in Pennsylvania for a gross sales price of $10.0 million and recognized a $4.6 million gain from this sale. These properties contributed (i) $117,000 and $131,000 of rental income, net, (ii) $10,000 and $15,000 of depreciation and amortization expense and (iii) $0 and $30,000 of mortgage interest expense in the three months ended March 31, 2022 and 2021, respectively.

Settlement of the Round Rock Guaranty Litigation

With respect to the lawsuit captioned OLP Wyoming Springs, LLC, Plaintiff, v. Harden Healthcare, LLC, Defendant, v Benjamin Hanson, Intervenor (the “Lawsuit”) more fully described in our Annual Report on Form 10-K for the year ended December 31, 2021, on April 15, 2022, we received, pursuant to the settlement agreement entered into in February 2022, approximately $5.4 million representing the amount we were to receive pursuant to such agreement.  This sum will be recognized as Other income on the consolidated statements of income during the three and six months ending June 30, 2022.  As a result of the receipt of this payment, the parties to the Lawsuit are, among other things, to seek dismissal of the Lawsuit with prejudice and release each other and certain other persons from claims and liabilities with respect to matters pertaining to the Lawsuit.

Property Transaction Subsequent to March 31, 2022

On May 2, 2022, we sold an industrial property located in Columbus, Ohio for a gross sales price of $8.5 million. For the three and six months ending June 30, 2022, we anticipate that we will recognize a gain of $6.9 million from this sale.  This property contributed (i) $190,000 and $187,000 of rental income, net, and (ii) $27,000 and $40,000 of operating expenses (including depreciation and amortization expense of $0 and $18,000) in the three months ended March 31, 2022 and 2021, respectively.

Results of Operations

Total revenues

The following table compares total revenues for the periods indicated:

	Three Months Ended
	March 31,		Increase
(Dollars in thousands)	2022	2021	(Decrease)	% Change
Rental income, net	$21,531	$20,684	$847	4.1
Lease termination fees	25	132	(107)	(81.1)
Total revenues	$21,556	$20,816	$740	3.6

Rental income, net.

The following table details the components of rental income, net, for the periods indicated:

	Three Months Ended
	March 31,		Increase
(Dollars in thousands)	2022	2021	(Decrease)	% Change
Acquisitions (a)	$612	$—	$612	100.0
Dispositions (b)	117	645	(528)	(81.9)
Same store (c)	20,802	20,039	763	3.8
Rental income, net	$21,531	$20,684	$847	4.1
(a)	Represents rental income from properties acquired since January 1, 2021.
(b)	Represents rental income from properties sold since January 1, 2021.
(c)	Represents rental income from 113 properties that were owned for the entirety of the periods presented.

Changes due to acquisitions and dispositions

The three months ended March 31, 2022 reflect an increase of $612,000 generated by four properties acquired in 2021 and 2022 (i.e., $484,000 from the three properties acquired in 2021 and $128,000 from the property acquired during 2022). Offsetting the increase is a decrease due to the inclusion, in the 2021 period, of rental income of $528,000 from properties sold during 2021 and 2022 (i.e., $514,000 from four properties sold in 2021).

Changes at same store properties

The increase in same store rental income is due primarily to a net increase of (i) $452,000 from two Regal Cinemas properties (including the collection of $242,000 of deferred rent from 2021 and 2020) for which we are recording rental income on a cash basis (as collections are deemed less than probable), (ii) $139,000 of rental income due to a lease amendment and extension at our El Paso, Texas property, (iii) $108,000 of rental income from a tenant at our Lake Charles, Louisiana property representing a full quarter of rental income compared to no rental income in 2021 due to a casualty loss (see “Other income”) and (iv) an aggregate of $203,000 from a new tenant (i.e., Lion Brewery at our Pittston, Pennsylvania property) and from various lease amendments and extensions.

The increase in same store rental income was offset by a $148,000 decrease due to a lease termination at our Columbus, Ohio property for which we had received a $350,000 lease termination fee in 2021.

Lease termination fees.

In connection with the exercise of early lease termination options, we recognized $25,000 and $132,000 in the three months ended March 31, 2022 and 2021, respectively.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended
	March 31,		Increase
(Dollars in thousands)	2022	2021	(Decrease)	% Change
Operating expenses:
Depreciation and amortization	$5,843	$5,757	$86	1.5
General and administrative	3,792	3,642	150	4.1
Real estate expenses	3,687	3,686	1	N/M
State taxes	74	75	(1)	(1.3)
Total operating expenses	$13,396	$13,160	$236	1.8

Depreciation and amortization. The increase is due primarily to $330,000 of such expense from properties acquired in 2022 and 2021 (including $276,000 from properties acquired in 2021). The increase was offset by (i) the inclusion of $135,000 of such expense, in the corresponding period in 2021, from the properties sold since January 1, 2021, and (ii) $115,000 of accelerated amortization of tenant origination costs for the three months ended March 31, 2021 in connection with a tenant’s exercise of a lease termination option.

General and administrative. The increase is primarily due to an increase of $164,000 of compensation expense due to higher levels of compensation, and to a lesser extent, an additional employee.

We anticipate that for the quarter ending June 30, 2022, we will recognize non-cash compensation expense of $227,000 resulting from the accelerated vesting of restricted stock awards due to a director not standing for re-election.

Real estate expenses. The increase is primarily due to an aggregate increase of $217,000 in these expenses for several properties, none of which were individually significant (including a $92,000 increase in real estate tax expense, a $65,000 increase in insurance expense, and a $41,000 increase from properties acquired in 2022 and 2021). The increase was offset in the three months ended March 31, 2022 due primarily to (i) $119,000 related to properties sold in 2021 and 2022 and (ii) $97,000 in Round Rock litigation expense.

A substantial portion of real estate expenses are rebilled to tenants and are included in Rental income, net, on the consolidated statements of income, other than the Round Rock litigation expense, which is not rebilled.

Gain on sale of real estate, net.

The following table compares gain on sale of real estate, net for the periods indicated:

	Three Months Ended
	March 31,		Increase
(Dollars in thousands)	2022	2021	(Decrease)	% Change
Gain on sale of real estate, net	$4,649	$—	$4,649	100.0

The $4.6 million gain in the 2022 period was realized from the sale of four Wendy’s restaurant properties in Pennsylvania. There were no property sales during the three months ended March 31, 2021.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
(Dollars in thousands)	2022	2021	(Decrease)	Change
Other income and expenses:
Equity in earnings (loss) of unconsolidated joint ventures	$116	$(22)	$138	627.3
Other income	926	170	756	444.7
Interest:
Expense	(4,306)	(4,634)	(328)	(7.1)
Amortization of deferred financing costs	(205)	(213)	(8)	(3.8)

Equity in earnings (loss) of unconsolidated joint ventures. The increase is primarily due to an increase at our Manahawkin, New Jersey property (the “Manahawkin Property”) resulting from (i) a $94,000 (our 50% share) increase in rental income, including $30,000 of deferred rent from 2020 and 2021, that we received from Regal Cinemas, a tenant for which we are recording rental income on a cash basis, and (ii) a decrease in real estate taxes, net of amounts rebilled to tenants, due to a lower assessment.

Other income. The three months ended March 31, 2022 includes $918,000 representing the final property insurance recovery related to our Lake Charles, Louisiana property damaged in an August 2020 hurricane. The three months ended March 31, 2021 includes a $100,000 fee obtained in connection with an assignment of a lease.

Interest expense. The following table compares interest expense for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
(Dollars in thousands)	2022	2021	(Decrease)	Change
Interest expense:
Mortgage interest	$4,184	$4,513	$(329)	(7.3)
Credit line interest	122	121	1	0.8
Total	$4,306	$4,634	$(328)	(7.1)

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
(Dollars in thousands)	2022	2021	(Decrease)	Change
Average interest rate	4.17%	4.19%	(0.02)%	(0.5)
Average principal amount	$401,633	$430,768	$(29,135)	(6.8)

The decrease in mortgage interest is due primarily to the net decrease in the average principal amount of mortgage debt outstanding which resulted from mortgage payoffs (generally in connection with property sales and scheduled amortization payments). The decrease was offset by financings effectuated in connection with acquisitions.

Credit line interest

The following table reflects the average interest rate on the average principal amount of outstanding credit line debt for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
(Dollars in thousands)	2022	2021	(Decrease)	Change
Average interest rate	1.89%	1.88%	.01%	0.5
Average principal amount	$14,408	$15,339	$(931)	(6.1)

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales. Our available liquidity at May 3, 2022, was $112.5 million, including $12.5 million of cash and cash equivalents (including the credit facility’s required $3.0 million average deposit maintenance balance) and $100.0 million available under our credit facility. At May 3, 2022, the facility is available for the acquisition of commercial real estate, repayment of mortgage debt, and $20.0 million for operating expenses and $10.0 million for renovation expenses.

Liquidity and Financing

We expect to meet our short-term (i.e., one year or less) and long-term (i) operating cash requirements (including debt service and anticipated dividend payments and possible repurchases of our common stock (we are authorized to repurchase up to $7.5 million of common stock)) principally from cash flow from operations, our available cash and cash equivalents, proceeds from and, to the extent permitted and needed, our credit facility and (ii) investing and financing cash requirements (including an estimated aggregate of $2.0 million of capital and other expenditures for Havertys Furniture and The Vue Apartments) from the foregoing, as well as property financings, property sales and sales of our common stock. We and our joint venture partner are also re-developing the Manahawkin Property – however, because the re-development plan is being refined, we are not providing an estimate of the re-development costs or the time frame within which the re-development will be completed.

At March 31, 2022, excluding the mortgage debt of our unconsolidated joint venture, we had 70 outstanding mortgages payable secured by 80 properties in the aggregate principal amount of $401.1 million (before netting unamortized deferred financing costs of $3.3 million). These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $679.9 million, before accumulated depreciation of $123.8 million. After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.02% to 5.50% (a 4.17% weighted average interest rate) and mature between 2022 and 2042 (a 6.2 year weighted average remaining term to maturity).

The following table sets forth, as of March 31, 2022, information with respect to our mortgage debt that is payable during the nine months ending December 31, 2022 and for each of the subsequent twelve months through December 31, 2025 (excluding the mortgage debt of our unconsolidated joint venture):

(Dollars in thousands)	2022	2023	2024	2025	Total
Amortization payments	$9,993	$12,935	$12,079	$10,695	$45,702
Principal due at maturity	31,590	12,973	50,695	32,063	127,321
Total	$41,583	$25,908	$62,774	$42,758	$173,023

At March 31, 2022, an unconsolidated joint venture had a first mortgage on its property with an outstanding balance of $21.9 million, bearing an interest rate of 4.0% and maturing in 2025.

We intend to make debt amortization payments from operating cash flow and, though no assurance can be given that we will be successful in this regard, generally intend to refinance, extend or payoff the mortgage loans which mature in 2022 through 2025. We intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash, proceeds from the sale of our common stock and our credit facility (to the extent available).

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

Credit Facility

Our credit facility provides that subject to borrowing base requirements, we can borrow up to $100.0 million for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $30.0 million and 30% of the borrowing base subject to a cap of (i) $10.0 million for renovation purposes and (ii) $20.0 million for operating expense purposes. These renovation and operating expense limits will apply through June 30, 2022. On July 1, 2022, the maximum amounts we can borrow for renovation expenses and operating expenses will change to $20.0 million and $10.0 million, respectively, and to the extent that either of these maximums is exceeded as of June 30, 2022, such excess must be repaid immediately. The facility matures December 31, 2022 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. The applicable margin was 175 and 200 basis points for the three months ended March 30, 2022 and 2021, respectively. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. The interest rate on the facility was 2.07% and 2.24% at March 31, 2022 and May 1, 2022, respectively.

The terms of our credit facility include certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to total value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At March 31, 2022, we were in compliance with the covenants under this facility.

Off-Balance Sheet Arrangement

We are not a party to any off-balance sheet arrangements other than with respect to a land parcel owned by us and located in Beachwood, Ohio. This parcel is improved by a multi-family complex (i.e., The Vue Apartments) and we ground leased the parcel to the owner/operator of such complex. This ground lease did not generate any rental income during the three months ended March 31, 2022 and 2021. At March 31, 2022, the carrying value of the land on our balance sheet was approximately $16.0 million; our leasehold position is subordinate to $65.7 million of mortgage debt incurred by our tenant, the owner/operator of the multi-family complex. In addition, we have agreed, in our discretion, to fund certain capital expenditures and operating cash flow shortfalls at this property. We do not believe that this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions, except to the extent we determine to continue to fund the capital expenditures required by, and the operating cash flow shortfalls at, this property. See Note 6 to our consolidated financial statements for additional information regarding this arrangement.

Application of Critical Accounting Estimates

A complete discussion of our critical accounting estimates is included in our Form 10-K for the year ended December 31, 2021. There have been no significant changes in such estimates since December 31, 2021.

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

The tables below provides a reconciliation of net income and net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2022	2021
GAAP net income attributable to One Liberty Properties, Inc.	$9,323	$2,962
Add: depreciation and amortization of properties	5,725	5,655
Add: our share of depreciation and amortization of unconsolidated joint ventures	130	134
Add: amortization of deferred leasing costs	118	102
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	5	7
Deduct: gain on sale of real estate, net	(4,649)	—
Adjustments for non-controlling interests	(17)	(21)
NAREIT funds from operations applicable to common stock	10,635	8,839
Deduct: straight-line rent accruals and amortization of lease intangibles	(567)	(137)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(8)	(1)
Deduct: income on insurance recoveries from casualty loss	(918)	(20)
Deduct: lease termination fee income	(25)	(132)
Deduct: lease assignment fee income	—	(100)
Add: amortization of restricted stock and RSU compensation	1,325	1,343
Add: amortization of deferred financing costs	205	213
Add: our share of amortization of deferred financing costs of unconsolidated joint ventures	4	4
Adjustments for non-controlling interests	3	—
Adjusted funds from operations applicable to common stock	$10,654	$10,009

	Three Months Ended
	March 31,
	2022	2021
GAAP net income per common share attributable to One Liberty Properties, Inc.	$.44	$.13
Add: depreciation and amortization of properties	.26	.28
Add: our share of depreciation and amortization of unconsolidated joint ventures	.01	.01
Add: amortization of deferred leasing costs	.01	—
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—
Deduct: gain on sale of real estate, net	(.22)	—
Adjustments for non-controlling interests	—	—
NAREIT funds from operations per share of common stock (a)	.50	.42
Deduct: straight-line rent accruals and amortization of lease intangibles	(.03)	(.01)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—
Deduct: income on insurance recoveries from casualty loss	(.04)	—
Deduct: lease termination fee income	—	(.01)
Deduct: lease assignment fee income	—	—
Add: amortization of restricted stock and RSU compensation	.06	.07
Add: amortization of deferred financing costs	.01	.01
Add: our share of amortization of deferred financing costs of unconsolidated joint ventures	—	—
Adjustments for non-controlling interests	—	—
Adjusted funds from operations per share of common stock (a)	$.50	$.48
(a)	The weighted average number of diluted common shares used to compute FFO and AFFO applicable to common stock includes unvested restricted shares that are excluded from the computation of diluted EPS.

The $1.8 million, or 20.3%, increase in FFO is due to:

●an $847,000 net increase in rental income,
●a $756,000 increase in other income,
●a $328,000 decrease in interest expense, and
●a $138,000 increase in equity in earnings of unconsolidated ventures.

Offsetting the increase is a $150,000 increase in general and administrative expense and a $107,000 decrease in lease termination fee income.

See “—Results of Operations” for further information regarding these changes.

The $645,000, or 6.4%, increase in AFFO is due to the increase in FFO as described above, offset by the exclusion from AFFO of:

●a $798,000 increase in other income from insurance recoveries and lease assignment fees,
●a $473,000 increase in rental income related to straight-line rent accruals, and
●a $107,000 decrease in lease termination fee income.

See “—Results of Operations” for further information regarding these changes.

Diluted per share FFO and AFFO were impacted negatively in the three months ended March 31, 2022 by an average increase from March 31, 2021 of approximately 482,000 in the weighted average number of shares of common stock outstanding as a result of stock issuances pursuant to the equity incentive, at-the-market equity offering and dividend reinvestment programs.

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

We use interest rate swaps to limit interest rate risk on variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes. At March 31, 2022, our aggregate liability in the event of the early termination of our swaps was $195,000.

At March 31, 2022, we had 19 interest rate swap agreements outstanding. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of March 31, 2022, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $1.1 million and the net unrealized gain on derivative instruments would have increased by $1.1 million. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $1.1 million and the net unrealized gain on derivative instruments would have decreased by $1.1 million. These changes would not have any impact on our cash or net income.

Our variable mortgage debt, after giving effect to the interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes. Based on the $5.1 million outstanding balance under this facility at March 31, 2022, a 100 basis point increase of the interest rate would increase our related interest costs over the next twelve months by approximately $51,000 and a 100 basis point decrease of the interest rate would decrease our related interest costs over the next twelve months by approximately $17,000.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.  Exhibits

Exhibit No.	Title of Exhibit
10.1	Settlement Agreement by and between OLP Wyoming Springs, LLC and Harden Healthcare, LLC.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements and notes from the One Liberty Properties, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 filed on May 6, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

ONE LIBERTY PROPERTIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: May 6, 2022	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: May 6, 2022	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)