Form 10-Q
period 2022-06-30
ONE LIBERTY PROPERTIES INC
filed 2022-08-04
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

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

As of August 3, 2022, the registrant had 21,096,958 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	June 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Real estate investments, at cost
Land	$180,952	$180,183
Buildings and improvements	680,098	657,458
Total real estate investments, at cost	861,050	837,641
Less accumulated depreciation	163,792	160,664
Real estate investments, net	697,258	676,977

Properties held-for-sale	3,766	1,270
Investment in unconsolidated joint ventures	10,398	10,172
Cash and cash equivalents	17,624	16,164
Unbilled rent receivable	14,826	14,330
Unamortized intangible lease assets, net	20,845	20,694
Escrow, deposits and other assets and receivables	15,936	13,346
Total assets(1)	$780,653	$752,953
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of $3,339 and $3,316 of deferred financing costs, respectively	$399,476	$396,344
Line of credit, net of $108 and $216 of deferred financing costs, respectively	27,392	11,484
Dividends payable	9,575	9,448
Accrued expenses and other liabilities	17,238	18,992
Unamortized intangible lease liabilities, net	10,870	10,407
Total liabilities(1)	464,551	446,675

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 50,000 shares authorized; 20,281 and 20,239 shares issued and outstanding	20,281	20,239
Paid-in capital	323,104	322,793
Accumulated other comprehensive income (loss)	925	(1,513)
Distributions in excess of net income	(29,150)	(36,187)
Total One Liberty Properties, Inc. stockholders’ equity	315,160	305,332
Non-controlling interests in consolidated joint ventures(1)	942	946
Total equity	316,102	306,278
Total liabilities and equity	$780,653	$752,953
(1)	The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 6. The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $10,365 and $10,365 of land, $18,142 and $18,472 of building and improvements, net of $5,325 and $4,957 of accumulated depreciation, $3,016 and $3,580 of other assets included in other line items, $18,850 and $19,193 of real estate debt, net, $921 and $1,350 of other liabilities included in other line items and $942 and $946 of non-controlling interests as of June 30, 2022 and December 31, 2021, respectively.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Rental income, net	$21,472	$20,305	$43,003	$40,989
Lease termination fees	—	117	25	249
Total revenues	21,472	20,422	43,028	41,238

Operating expenses:
Depreciation and amortization	5,905	5,702	11,748	11,459
General and administrative (see Note 9 for related party information)	3,973	3,769	7,765	7,411
Real estate expenses (see Note 9 for related party information)	3,549	3,387	7,236	7,073
State taxes	77	91	151	166
Total operating expenses	13,504	12,949	26,900	26,109

Other operating income
Gain on sale of real estate, net	8,050	21,491	12,699	21,491
Operating income	16,018	28,964	28,827	36,620

Other income and expenses:
Equity in earnings (loss) of unconsolidated joint ventures	112	20	228	(2)
Prepayment costs on debt	—	(799)	—	(799)
Income on settlement of litigation (see Note 13)	5,388	—	5,388	—
Other income (see Note 13)	54	17	980	187
Interest:
Expense	(4,353)	(4,574)	(8,659)	(9,208)
Amortization and write-off of deferred financing costs	(434)	(296)	(639)	(509)

Net income	16,785	23,332	26,125	26,289
Net (income) loss attributable to non-controlling interests	(18)	(3)	(35)	2
Net income attributable to One Liberty Properties, Inc.	$16,767	$23,329	$26,090	$26,291

Weighted average number of common shares outstanding:
Basic	20,364	20,013	20,372	20,008
Diluted	20,480	20,187	20,485	20,175

Per common share attributable to common stockholders:
Basic	$.80	$1.13	$1.24	$1.27
Diluted	$.79	$1.12	$1.23	$1.26

Cash distributions per share of common stock	$.45	$.45	$.90	$.90

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$16,785	$23,332	$26,125	$26,289

Other comprehensive income
Net unrealized gain on derivative instruments	665	841	2,440	2,342
Comprehensive income	17,450	24,173	28,565	28,631

Net (income) loss attributable to non-controlling interests	(18)	(3)	(35)	2
Adjustment for derivative instruments attributable to non-controlling interests	—	(1)	(2)	(4)

Comprehensive income attributable to One Liberty Properties, Inc.	$17,432	$24,169	$28,528	$28,629

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

			Accumulated	Accumulated	Non-Controlling
			Other	Distributions	Interests in
	Common	Paid-in	Comprehensive	in Excess of	Consolidated
	Stock	Capital	Income (Loss)	Net Income	Joint Ventures	Total
Balances, December 31, 2020	$19,878	$313,430	$(5,002)	$(37,539)	$1,193	$291,960
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,329)	—	(9,329)
Restricted stock vesting	130	(130)	—	—	—	—
Contribution from non-controlling interest	—	—	—	—	20	20
Distributions to non-controlling interests	—	—	—	—	(13)	(13)
Compensation expense – restricted stock and RSUs	—	1,343	—	—	—	1,343
Net income (loss)	—	—	—	2,962	(5)	2,957
Other comprehensive income	—	—	1,498	—	3	1,501
Balances, March 31, 2021	20,008	314,643	(3,504)	(43,906)	1,198	288,439
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,330)	—	(9,330)
Restricted stock vesting	16	(16)	—	—	—	—
Contribution from non-controlling interest	—	—	—	—	5	5
Distributions to non-controlling interests	—	—	—	—	(11)	(11)
Compensation expense – restricted stock and RSUs	—	1,685	—	—	—	1,685
Net income	—	—	—	23,329	3	23,332
Other comprehensive income	—	—	840	—	1	841
Balances, June 30, 2021	$20,024	$316,312	$(2,664)	$(29,907)	$1,196	$304,961

Balances, December 31, 2021	$20,239	$322,793	$(1,513)	$(36,187)	$946	$306,278
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,559)	—	(9,559)
Restricted stock vesting	131	(131)	—	—	—	—
Shares issued through equity offering program – net	17	546	—	—	—	563
Shares issued through dividend reinvestment plan	5	156	—	—	—	161
Distributions to non-controlling interests	—	—	—	—	(33)	(33)
Compensation expense – restricted stock and RSUs	—	1,325	—	—	—	1,325
Net income	—	—	—	9,323	17	9,340
Other comprehensive income	—	—	1,773	—	2	1,775
Balances, March 31, 2022	20,392	324,689	260	(36,423)	932	309,850
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,494)	—	(9,494)
Restricted stock vesting	16	(16)	—	—	—	—
Repurchases of common stock – net	(133)	(3,285)	—	—	—	(3,418)
Shares issued through dividend reinvestment plan	6	157	—	—	—	163
Distributions to non-controlling interests	—	—	—	—	(8)	(8)
Compensation expense – restricted stock and RSUs	—	1,559	—	—	—	1,559
Net income	—	—	—	16,767	18	16,785
Other comprehensive income	—	—	665	—	—	665
Balances, June 30, 2022	$20,281	$323,104	$925	$(29,150)	$942	$316,102

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued on Next Page)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$26,125	$26,289
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(12,699)	(21,491)
(Increase) decrease in unbilled rent receivable	(1,087)	121
Amortization and write-off of intangibles relating to leases, net	(396)	(440)
Amortization of restricted stock and RSU compensation expense	2,884	3,028
Equity in (earnings) loss of unconsolidated joint ventures	(228)	2
Distributions of earnings from unconsolidated joint ventures	—	100
Depreciation and amortization	11,748	11,459
Amortization and write-off of deferred financing costs	639	509
Payment of leasing commissions	(1,030)	(555)
(Increase) decrease in escrow, deposits, other assets and receivables	(1,411)	7,380
(Decrease) increase in accrued expenses and other liabilities	(756)	719
Net cash provided by operating activities	23,789	27,121

Cash flows from investing activities:
Purchase of real estate	(39,888)	(7,061)
Improvements to real estate	(2,423)	(2,521)
Investments in ground leased property	(343)	(1,132)
Net proceeds from sale of real estate	22,424	39,491
Insurance recovery proceeds due to casualty loss	918	300
Net cash (used in) provided by investing activities	(19,312)	29,077

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(6,613)	(7,114)
Repayment of mortgages payable	(33,571)	(18,832)
Proceeds from mortgage financings	43,339	4,500
Proceeds from sale of common stock, net	563	—
Proceeds from bank line of credit	39,500	9,500
Repayments on bank line of credit	(23,700)	(22,450)
Issuance of shares through dividend reinvestment plan	324	—
Repurchases of common stock	(3,418)	—
Payment of financing costs	(554)	(86)
Capital contributions from non-controlling interest	—	25
Distributions to non-controlling interests	(41)	(24)
Cash distributions to common stockholders	(18,926)	(18,590)
Net cash used in financing activities	(3,097)	(53,071)

Net increase in cash, cash equivalents and restricted cash	1,380	3,127
Cash, cash equivalents and restricted cash at beginning of year	16,666	13,564
Cash, cash equivalents and restricted cash at end of period	$18,046	$16,691

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$8,673	$10,068
Supplemental disclosure of non-cash investing activity:
Purchase accounting allocation - intangible lease assets	$2,816	$1,057
Purchase accounting allocation - intangible lease liabilities	(1,152)	—

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30,
	2022	2021
Cash and cash equivalents	$17,624	$15,981
Restricted cash included in escrow, deposits and other assets and receivables	422	710
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$18,046	$16,691

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2022

NOTE 1 – ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial and retail properties, many of which are subject to long-term net leases. As of June 30, 2022, OLP owns 119 properties, including three properties owned by consolidated joint ventures and three properties owned by unconsolidated joint ventures. The 119 properties are located in 31 states.

NOTE 2 – SUMMARY ACCOUNTING POLICIES

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The Company assesses the fair value of the lease intangibles based on estimated cash flow projections that utilize available market information; such inputs are categorized as Level 3 inputs in the fair value hierarchy. In valuing an acquired property’s intangibles, factors considered by management include estimates of carrying costs (e.g., real estate taxes, insurance and other operating expenses), lost rental revenue during the expected lease-up periods based on its evaluation of current market demand, and discount rates. Management also estimates costs to execute similar leases, including leasing commissions and tenant improvements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2022 (Continued)

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

JUNE 30, 2022 (Continued)

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

The components of lease revenues are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Fixed lease revenues	$18,405	$17,435	$36,746	$34,900
Variable lease revenues	2,860	2,662	5,861	5,649
Lease revenues (a)	$21,265	$20,097	$42,607	$40,549
(a)	Excludes amortization related to lease intangible assets and liabilities of $207 and $396 for the three and six months ended June 30, 2022, respectively, and $208 and $440 for the three and six months ended June 30, 2021, respectively.

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

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due by reviewing the tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. The Company has assessed the collectability of all recorded lease revenues as probable as of June 30, 2022.

Impact of COVID-19

During 2020, in response to requests for rent relief from tenants impacted by the COVID-19 pandemic and the governmental and non-governmental responses thereto, the Company deferred and accrued $3,360,000 of rent payments, excluding amounts related to Regal Cinemas as described below. Through June 30, 2022, the Company collected an aggregate of $3,261,000, or 97.1%, of such deferred rents. The balance of deferred rents deemed collectible, or $88,000, is expected to be repaid during the remainder of 2022 through January 2023.

In 2021, the Company executed lease amendments with Regal Cinemas, a tenant at two properties, which was adversely affected by the pandemic. Pursuant to these lease amendments, the Company agreed, among other things, to defer an aggregate of $1,449,000 of rent which was originally payable from September 2020 through August 2021 and that such deferred amounts would be repaid beginning in 2022 (the deferred amounts were not accrued as collections were deemed less than probable). Through June 30, 2022, the tenant is current on all lease payments in accordance with these lease amendments and the Company collected an aggregate of $483,000, or 33.3%, of such deferred rents. The $966,000 balance of deferred rents is to be collected in equal monthly installments during the remainder of 2022 through June 2023.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2022 (Continued)

NOTE 3 – LEASES (CONTINUED)

Minimum Future Rents

As of June 30, 2022, the minimum future contractual rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual rents do not include (i) straight-line rent or amortization of intangibles, (ii) COVID-19 lease deferral repayments accrued to rental income in 2020, (iii) $966,000 of COVID-19 lease deferral repayments due from Regal Cinemas which were not accrued to rental income and (iv) variable lease payments as described above.

From July 1 – December 31, 2022	$35,498
For the year ending December 31,
2023	70,042
2024	61,917
2025	57,631
2026	53,345
2027	45,033
Thereafter	159,107
Total	$482,573

Lease Termination Fees

In January 2022, the Company received $25,000 as a lease termination fee from a retail tenant which was recognized during the six months ended June 30, 2022.

In January 2021, the Company received $350,000 as a lease termination fee from a retail tenant, of which $88,000 and $175,000 were recognized during the three and six months ended June 30, 2021, respectively.

In December 2020, the Company received $88,000 as a lease termination fee from an industrial tenant, of which $29,000 and $74,000 were recognized during the three months and six months ended June 30, 2021, respectively.

Lessee Accounting

Ground Lease

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The ground lease expires March 3, 2025 and provides for up to four, 5-year renewal options and one seven-month renewal option. As of June 30, 2022, the remaining lease term, including renewal options deemed exercised, is 12.7 years. The Company recognized lease expense related to this ground lease of $150,000 and $300,000 for both the three and six months ended June 30, 2022 and 2021, respectively, which is included in Real estate expenses on the consolidated statements of income.

Office Lease

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides for a five-year renewal option. As of June 30, 2022, the remaining lease term, including the renewal option deemed exercised, is 14.5 years. The Company recognized lease expense related to this office lease of $14,000 and $28,000 for both the three and six months ended June 30, 2022 and 2021, respectively, which is included in General and administrative expenses on the consolidated statements of income.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2022 (Continued)

NOTE 3 – LEASES (CONTINUED)

Minimum Future Lease Payments

As of June 30, 2022, the minimum future lease payments related to the operating ground and office leases are as follows (amounts in thousands):

From July 1 – December 31, 2022	$253
For the year ending December 31,
2023	507
2024	557
2025	626
2026	627
2027	629
Thereafter	5,591
Total undiscounted cash flows	$8,790
Present value discount	(1,722)
Lease liability	$7,068

NOTE 4 – REAL ESTATE ACQUISITIONS

The following tables detail the Company’s real estate acquisitions and allocations of the purchase price during the six months ended June 30, 2022 (amounts in thousands). The Company determined that with respect to each of these acquisitions, the gross assets acquired are concentrated in a single identifiable asset. Therefore, these transactions do not meet the definition of a business and are accounted for as asset acquisitions. As such, direct transaction costs associated with these asset acquisitions have been capitalized to real estate assets and depreciated over the respective useful lives.

		Contract		Capitalized
	Date	Purchase	Terms of	Transaction
Description of Property	Acquired	Price	Payment	Costs
Conditioned Air Company of Naples LLC industrial facility,
Fort Myers, Florida	January 5, 2022	$8,100	All cash (a)	$66
Q.E.P. Co., Inc. industrial facility,
Dalton, Georgia	May 12, 2022	17,000	All cash (a)	330
Multi-tenant industrial facility,
Hillside, Illinois	May 16, 2022	5,770	All cash	112
Curaleaf, Inc. industrial facility,
Lexington, Kentucky	June 17, 2022	8,430	Cash and $5,480 mortgage (b)	80
Totals - Six months ended June 30, 2022		$39,300		$588

		Building &	Intangible Lease			Market Cap	Discount
Description of Property	Land	Improvements	Asset	Liability	Total	Rate (c)	Rate (c)
Conditioned Air Company of Naples LLC industrial facility,
Fort Myers, Florida	$991	$6,876	$568	$(269)	$8,166	5.50%	5.60%
Q.E.P. Co., Inc. industrial facility,
Dalton, Georgia	547	15,836	1,223	(276)	17,330	5.00%	5.69%
Multi-tenant industrial facility,
Hillside, Illinois	2,560	2,975	539	(192)	5,882	6.25%	6.63%	(d)
Curaleaf, Inc. industrial facility,
Lexington, Kentucky	1,558	6,881	486	(415)	8,510	5.25%	5.88%
Totals - Six months ended June 30, 2022	$5,656	$32,568	$2,816	$(1,152)	$39,888

______________________

(a)	Subsequent to the acquisitions of the Fort Myers, Florida and Dalton, Georgia properties, the Company obtained new mortgage debt of $4,860 and $10,000, bearing interest rates of 3.09% and 3.50% and maturing in 2031 and 2032, respectively.
(b)	Simultaneously with the acquisition of this property, the Company obtained new mortgage debt of $5,480, bearing an interest rate of 3.85% and maturing in 2047.
(c)	The fair value of the tangible and intangible assets of each property was assessed as of the acquisition date using an income approach and estimated cash flow projections which utilize an appropriate market capitalization rate and discount rate categorized as Level 3 unobservable inputs in the fair value hierarchy (as defined in Note 12).
(d)	Represents the weighted average discount rate of the warehouse lease (i.e., 5.77%) and the office lease (i.e., 9.03%).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2022 (Continued)

NOTE 5 – SALES OF PROPERTIES AND PROPERTY HELD-FOR-SALE

Sales of Properties

The following table details the Company’s sales of real estate during the six months ended June 30, 2022 and 2021 (amounts in thousands):

		Gross	Gain on Sale of
Description of Property	Date Sold	Sales Price	Real Estate, Net
Wendys restaurant property,
Palmyra, Pennsylvania	March 22, 2022	$2,555	$1,200	(a)
Wendys restaurant property,
Reading, Pennsylvania	March 22, 2022	2,525	1,184	(a)
Wendys restaurant property,
Reading, Pennsylvania	March 22, 2022	2,485	1,175	(a)
Wendys restaurant property,
Trexlertown, Pennsylvania	March 22, 2022	2,435	1,090	(a)
Orlando Baking industrial property,
Columbus, Ohio (b)	May 2, 2022	8,500	6,925
Havertys retail property,
Fayetteville, Georgia	June 17, 2022	4,800	1,125	(c)
Totals - Six months ended June 30, 2022		$23,300	$12,699

Whole Foods retail property & parking lot,
West Hartford, Connecticut (d)	June 17, 2021	$40,510	$21,491	(e)
Totals - Six months ended June 30, 2021		$40,510	$21,491

_______________________

(a)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $512 of unbilled rent receivable.
(b)	This property was classified as held-for-sale in the accompanying consolidated balance sheet at December 31, 2021.
(c)	As a result of this sale, the Company wrote-off, as a reduction to Gain on sale of real estate, net, $7 of unbilled rent receivable, $1 of unamortized intangible lease assets and $5 of unamortized intangible lease liabilities. In connection with the sale, the Company paid off the $1,563 mortgage.
(d)	In connection with the sale, the Company paid-off the $15,403 mortgage and incurred a $799 fee in connection with the early termination of the interest rate swap derivative (see Note 12), which was recorded as Prepayment costs on debt.
(e)	As a result of the sale, the Company wrote-off, as a reduction to Gain on sale of real estate, net, $1,148 of unbilled rent receivable and $967 of unamortized intangible lease assets

Property Held-for-Sale

In February 2022, the Company entered into a contract to sell a retail property located in Columbus, Ohio for a gross sales price of $8,300,000. The buyer’s right to terminate the contract without penalty expired on June 6, 2022. At June 30, 2022, the Company classified the $3,766,000 net book value of the property’s land, building and improvements as Property held-for-sale in the accompanying consolidated balance sheet. The property is scheduled to be sold in early August 2022 and it is anticipated the sale will result in a gain of approximately $4,000,000, which will be recognized as Gain on sale of real estate, net, on the consolidated statements of income for the three and nine months ending September 30, 2022.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2022 (Continued)

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

As of June 30, 2022, the VIE’s maximum exposure to loss was $16,012,000 which represented the carrying amount of the land. In purchasing the property in 2016, the owner/operator obtained a mortgage for $67,444,000 from a third party which, together with the Company’s purchase of the land, provided substantially all of the funds to acquire the multi-family property. The Company provided its land as collateral for the owner/operator’s mortgage loan; accordingly, the land position is subordinated to the mortgage. The mortgage balance was $65,417,000 as of June 30, 2022.

Pursuant to the ground lease, as amended in November 2020, the Company agreed, in its discretion, to fund 78% of (i) any operating expense shortfalls at the property and (ii) any capital expenditures required at the property. The Company funded $1,746,000 during the year ended December 31, 2021 and an additional $73,000 and $343,000 during the three and six months ended June 30, 2022, respectively. These amounts are included as part of the carrying amount of the land.

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

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	June 30,	December 31,
	2022	2021
Land	$10,365	$10,365
Buildings and improvements, net of accumulated depreciation of $5,325 and $4,957, respectively	18,142	18,472
Cash	869	1,134
Unbilled rent receivable	1,048	1,020
Unamortized intangible lease assets, net	510	548
Escrow, deposits and other assets and receivables	589	878
Mortgages payable, net of unamortized deferred financing costs of $174 and $195, respectively	18,850	19,193
Accrued expenses and other liabilities	472	875
Unamortized intangible lease liabilities, net	449	475
Accumulated other comprehensive loss	8	(33)
Non-controlling interests in consolidated joint ventures	942	946

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2022 (Continued)

NOTE 6 – VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITY AND CONSOLIDATED JOINT VENTURES (CONTINUED)

As of June 30, 2022 and December 31, 2021, MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in two consolidated joint ventures in which the Company has aggregate equity investments of approximately $4,478,000 and $4,691,000, respectively.

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and, in the event of a sale of, or refinancing of the mortgage encumbering, the property owned by such venture, the distributions to the Company may be less than that implied by the Company’s equity ownership interest in the venture.

NOTE 7 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of June 30, 2022 and December 31, 2021, the Company participated in three unconsolidated joint ventures, each of which owns and operates one property; the Company’s equity investment in these ventures totaled $10,398,000 and $10,172,000, respectively. The Company recorded equity in earnings of $112,000 and $228,000 for the three and six months ended June 30, 2022, respectively, and equity in earnings of $20,000 and equity in loss of $2,000 for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022 and December 31, 2021, MCB and the Company are partners in an unconsolidated joint venture in which the Company’s equity investment is approximately $8,909,000 and $8,773,000, respectively.

NOTE 8 – DEBT OBLIGATIONS

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	June 30,	December 31,
	2022	2021
Mortgages payable, gross	$402,815	$399,660
Unamortized deferred financing costs	(3,339)	(3,316)
Mortgages payable, net	$399,476	$396,344

Line of Credit

The Company has a credit facility with Manufacturers & Traders Trust Company and VNB New York, LLC, pursuant to which it may borrow up to $100,000,000, subject to borrowing base requirements. The facility is available for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $30,000,000 and 30% of the borrowing base, subject to a cap of (i) $20,000,000 for renovation purposes and (ii) $10,000,000 for operating expense purposes. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under the credit facility. The facility is guaranteed by subsidiaries of the Company that own unencumbered properties and the Company is required to pledge to the lenders the equity interests in such subsidiaries.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2022 (Continued)

NOTE 8 – DEBT OBLIGATIONS (CONTINUED)

The facility, which matures December 31, 2022, provides for an interest rate equal to the one month LIBOR rate plus an applicable margin ranging from 175 basis points to 300 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility. The applicable margin was 175 basis points at June 30, 2022 and 2021. An unused facility fee of .25% per annum applies to the facility. The weighted average interest rate on the facility was approximately 2.31% and 1.86% for the six months ended June 30, 2022 and 2021, respectively. The Company was in compliance with all covenants at June 30, 2022.

The following table details the Line of credit, net, balances per the consolidated balance sheets (amounts in thousands):

	June 30,	December 31,
	2022	2021
Line of credit, gross	$27,500	$11,700
Unamortized deferred financing costs	(108)	(216)
Line of credit, net	$27,392	$11,484

At August 1, 2022, there was an outstanding balance of $17,500,000 (before unamortized deferred financing costs) and an aggregate of up to $30,000,000 was available for renovation and operating expense purposes under the facility.

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

In consideration for the Services, the Company paid Majestic $760,000 and $1,526,000 for the three and six months ended June 30, 2022, respectively, and $780,000 and $1,564,000 for the three and six months ended June 30, 2021, respectively. Included in these fees are $329,000 and $666,000 for the three and six months ended June 30, 2022, respectively, and $343,000 and $691,000 for property management services for the three and six months ended June 30, 2021, respectively. The amounts paid for property management services are based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic with respect to properties managed by third parties. The Company also paid Majestic, pursuant to the compensation and services agreement, $79,000 and $159,000 for the three and six months ended June 30, 2022, respectively, and $74,000 and $148,000 for the three and six months ended June 30, 2021, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies.

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and restricted stock units (“RSUs”) under the Company’s stock incentive plans (described in Note 11). The related expense charged to the Company’s operations was $643,000 and $1,287,000 for the three and six months ended June 30, 2022, respectively, and $739,000 and $1,390,000 for the three and six months ended June 30, 2021, respectively.

The amounts paid under the compensation and services agreement (except for the property management costs which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2022 (Continued)

NOTE 9 – RELATED PARTY TRANSACTIONS (CONTINUED)

Joint Venture Partners and Affiliates

The Company paid an aggregate of $20,000 and $42,000 for the three and six months ended June 30, 2022, respectively, and $20,000 and $38,000 for the three and six months ended June 30, 2021, respectively, to its consolidated joint venture partner or their affiliates (none of whom are officers, directors, or employees of the Company) for property management services, which are included in Real estate expenses on the consolidated statements of income.

The Company’s unconsolidated joint ventures paid management fees of $34,000 and $70,000 for the three and six months ended June 30, 2022, respectively, and $31,000 and $60,000 for the three and six months ended June 30, 2021, respectively, to the other partner of the ventures, which reduced Equity in earnings on the consolidated statements of income by $17,000 and $35,000 for the three and six months ended June 30, 2022, respectively, and $16,000 and $30,000 for the three and six months ended June 30, 2021, respectively.

Other

During 2022 and 2021, the Company paid quarterly fees of (i) $78,250 and $74,500, respectively, to the Company’s chairman and (ii) $31,300 and $29,800, respectively, to the Company’s vice-chairman. These fees are included in General and administrative expenses on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party, and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties. Included in Real estate expenses on the consolidated statements of income is insurance expense of $267,000 and $606,000 for the three and six months ended June 30, 2022, respectively, and $281,000 and $562,000 for the three and six months ended June 30, 2021, respectively, of amounts reimbursed to Gould Investors in prior periods.

NOTE 10 – EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing net income allocable to common stockholders for each period by the weighted average number of shares of common stock outstanding during the applicable period. Net income is also allocated to the unvested restricted stock outstanding during each period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of June 30, 2022, the shares of common stock underlying the RSUs awarded between 2019 and 2021 under the 2019 Incentive Plan (see Note 11) are excluded from the basic earnings per share calculation, as these units are not participating securities.

Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2022 (Continued)

NOTE 10 – EARNINGS PER COMMON SHARE (CONTINUED)

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator for basic and diluted earnings per share:
Net income	$16,785	$23,332	$26,125	$26,289
(Deduct) add net (income) loss attributable to non-controlling interests	(18)	(3)	(35)	2
Deduct earnings allocated to unvested restricted stock (a)	(570)	(801)	(891)	(907)
Net income available for common stockholders: basic and diluted	$16,197	$22,528	$25,199	$25,384
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	20,364	20,013	20,372	20,008
Effect of dilutive securities: RSUs	116	174	113	167
Denominator for diluted earnings per share:
Weighted average number of shares	20,480	20,187	20,485	20,175

Earnings per common share, basic	$.80	$1.13	$1.24	$1.27
Earnings per common share, diluted	$.79	$1.12	$1.23	$1.26

________________________________________________________________

(a)	Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

The following table identifies the number of shares of common stock underlying the RSUs that are included in the calculation, on a diluted basis, of the weighted average number of shares of common stock for such periods:

Three and Six Months Ended June 30, 2022:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares (b)(c)	Capital Metric	Return Metric	Total	Excluded (d)
August 3, 2021	80,700	40,350	—	40,350	40,350
August 3, 2020	75,026	37,513	37,513	75,026	—
July 1, 2019 (e)	75,026	37,513	26,975	64,488	10,538
Totals	230,752	115,376	64,488	179,864	50,888

Three and Six Months Ended June 30, 2021:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares (b)(c)	Capital Metric	Return Metric	Total	Excluded
August 3, 2020	75,026	37,513	37,513	75,026	—
July 1, 2019 (e)	75,026	37,513	37,513	75,026	—
July 1, 2018 (f)	73,750	36,875	36,875	73,750	—
Totals	223,802	111,901	111,901	223,802	—

__________________________

(a)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is June 30 of the applicable period.
(b)	The RSUs awarded in 2021 and 2020 vest, subject to satisfaction of the applicable market and/or performance conditions, as of June 30, 2024 and 2023, respectively (see Note 11).
(c)	During 2019, 2,750 shares of the 2019 award and 2,500 shares of the 2018 award were forfeited.
(d)	Excluded as the applicable conditions had not been met for these shares at the applicable measurement dates.
(e)	With respect to the RSUs awarded July 1, 2019, 64,488 shares were deemed to have vested as of June 30, 2022 and were issued in August 2022; the balance of RSUs with respect to 10,538 shares were forfeited as of June 30, 2022 (see Note 11).
(f)	With respect to the RSUs awarded July 1, 2018, all 73,750 shares were deemed to have vested on June 30, 2021; these shares were issued in August 2021 (see Note 11).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2022 (Continued)

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock Dividend

On June 9, 2022, the Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company’s common stock, totaling approximately $9,467,000. The quarterly dividend was paid on July 6, 2022 to stockholders of record on June 21, 2022.

Stock Repurchase Program

In March 2016, the Board of Directors authorized a repurchase program of up to $7,500,000 of the Company’s common stock through, among other things, in open market or privately negotiated transactions. During the three and six months ended June 30, 2022, the Company repurchased approximately 133,000 shares of common stock for total consideration of $3,392,000, net of commissions of $8,000. After giving effect to such repurchases, the Company is authorized to repurchase approximately $4,108,000 of shares of common stock. No shares were repurchased by the Company during the three and six months ended June 30, 2021.

Shares Issued through the At-the-Market Equity Offering Program

During the six months ended June 30, 2022, the Company sold approximately 17,000 shares for proceeds of $604,000, net of commissions of $12,000, and incurred offering costs of $41,000 for professional fees. No shares were sold by the Company during the three and six months ended June 30, 2021.

Dividend Reinvestment Plan

The Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price (as such price is calculated pursuant to the DRP). From June 2020 through June 2021, the Company suspended the dividend reinvestment feature of its DRP; such feature was reinstated in June 2021. The discount from the market price is currently 3%. Under the DRP, the Company issued approximately 6,000 and 11,000 shares of common stock during the three and six months ended June 30, 2022. No shares were issued during the three and six months ended June 30, 2021.

Stock Based Compensation

The Company’s 2022, 2019 and 2016 Incentive Plans (collectively, the “Plans”), permit the Company to grant, among other things, stock options, restricted stock, RSUs, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company’s common stock was authorized for issuance pursuant to each Plan at such plan’s inception.

The following details the shares subject to awards that are outstanding under the Plans as of June 30, 2022:

	2022	2019	2016
	Incentive Plan (a)	Incentive Plan (b)	Incentive Plan (b)
Restricted stock	—	437,375	275,000
RSUs	—	155,726	—
Totals	—	593,101	275,000

_________________

(a)	This plan was approved by Company’s stockholders in June 2022; no shares have been issued as of June 30, 2022. As of July 2022, the Company is deemed to have granted RSUs to acquire 85,350 shares of common stock.
(b)	No additional awards may be granted under such plan.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2022 (Continued)

NOTE 11 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

The following table reflects the activities involving RSUs:

	2022 (a)	2021	2020	2019		2018
RSUs granted (b)	85,350	80,700	75,026	77,776		76,250
RSUs vested	—	—	—	64,488	(c)	73,750	(d)
RSUs forfeited (e)	—	—	—	13,288		2,500
RSUs outstanding	85,350	80,700	75,026	—		—
Vesting Date (f) (g)	6/30/2025	6/30/2024	6/30/2023	6/30/2022		6/30/2021

_________________

(a)	For accounting purposes, these shares were granted in July 2022.
(b)	The shares underlying the RSUs are excluded from the shares shown as outstanding on the balance sheet until they have vested and been issued.
(c)	Such shares were issued in August 2022.
(d)	Such shares were issued in August 2021.
(e)	10,538 shares of the 2019 grant were not earned in 2022 because the applicable market condition was only partially satisfied. During 2019, 2,750 shares of the 2019 grant and 2,500 shares of the 2018 grant were forfeited (see Note 10).
(f)	Generally, the recipient must maintain a relationship with the Company during the applicable three-year performance cycle.
(g)	RSUs vest upon satisfaction of metrics related to average annual total stockholder return ("TSR Metric") and average annual return on capital ("ROC Metric"; together with the TSR Metric, the "Metrics") and are issued after the Compensation Committee determines the Metrics with respect to the vesting of such shares have been satisified.

The specific metrics and other material terms and conditions of the RSUs are as follows:

Year RSU Granted	Metric	Weight	Minimum Performance Criteria (a)	Maximum Performance Criteria (a)
2018 - 2020 (b)	ROC Metric (c)	50%	Average of annual ROC of at least 7%	Average of annual ROC of at least 9.75%
	TSR Metric (d)	50%	Average of annual TSR of at least 7%	Average of annual TSR of at least 12.0%
2021 - 2022 (e) (f)	ROC Metric (c)	50%	Average of annual ROC of at least 6%	Average of annual ROC of at least 8.75%
	TSR Metric (d)	50%	Average of annual TSR of at least 6%	Average of annual TSR of at least 11.0%

_________________

(a)	If the average annual ROC or TSR falls between the applicable minimum and maximum performance criteria, a pro-rata portion of such units, as applicable, vest.
(b)	Such RSUs are not entitled to voting or dividend rights.
(c)	The ROC Metrics meet the definition of a performance condition. Fair value is based on the market value on the date of grant and the performance assumptions are re-evaluated quarterly. The Company does not recognize expense on ROC Awards which it does not expect the performance conditions to be met.
(d)	The TSR Metrics meet the definition of a market condition. A third party appraiser prepares a Monte Carlo simulation pricing model to determine the fair value of such awards, which is recognized ratably over the three-year service period.
(e)	Such RSUs are (i) not entitled to voting rights and (ii) upon vesting, the holders receive an amount equal to the dividends that would have been paid on the underlying shares had such shares been outstanding during the three-year performance cycle.
(f)	The Company accrued dividend equivalents for the 2021 RSUs of $108,000, based on the number of shares that would have been issued, underlying such RSUs, using performance and market assumptions determined as of June 30, 2022.

As of June 30, 2022, based on performance and market assumptions, the fair value of the RSUs granted in 2021 and 2020 is $1,846,000 and $962,000, respectively. Recognition of such deferred compensation will be charged to General and administrative expense over the respective three-year performance cycles. None of these RSUs were forfeited or vested during the three and six months ended June 30, 2022.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2022 (Continued)

NOTE 11 – STOCKHOLDERS’ EQUITY (CONTINUED)

The following is a summary of the activity of the Plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Restricted stock grants:
Number of shares	—	—	153,575	151,500
Average per share grant price	$—	$—	$33.75	$20.34
Deferred compensation to be recognized over vesting period	$—	$—	$5,183,000	$3,082,000

Number of non-vested shares:
Non-vested beginning of period	728,775	723,050	706,450	701,675
Grants	—	—	153,575	151,500
Vested during period	(16,150)	(15,800)	(146,900)	(145,725)
Forfeitures	(250)	(200)	(750)	(400)
Non-vested end of period	712,375	707,050	712,375	707,050

RSU grants:
Number of underlying shares	—	—	—	—
Average per share grant price	$—	$—	$—	$—
Deferred compensation to be recognized over vesting period	$—	$—	$—	$—

Number of non-vested shares:
Non-vested beginning of period	230,752	223,802	230,752	223,802
Grants	—	—	—	—
Vested during period	(64,488)	(73,750)	(64,488)	(73,750)
Forfeitures	(10,538)	—	(10,538)	—
Non-vested end of period	155,726	150,052	155,726	150,052

Restricted stock and RSU grants (based on grant price):
Weighted average per share value of non-vested shares	$26.25	$24.53	$26.25	$24.53
Value of stock vested during the period	$2,299,000	$2,340,000	$5,535,000	$5,165,000
Weighted average per share value of shares forfeited during the period	$28.91	$24.86	$29.12	$24.24

Total charge to operations:
Outstanding restricted stock grants	$1,197,000	$1,092,000	$2,154,000	$1,989,000
Outstanding RSUs	362,000	593,000	730,000	1,039,000
Total charge to operations	$1,559,000	$1,685,000	$2,884,000	$3,028,000

As of June 30, 2022, total compensation costs of $10,142,000 and $1,601,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average remaining vesting period is 2.6 years for the restricted stock and 1.5 years for the RSUs.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2022 (Continued)

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

The fair value and carrying amounts of the Company’s mortgages payable are as follows (amounts in thousands):

	June 30,	December 31,
	2022	2021
Fair value of mortgages payable (a)	$388,421	$419,354
Carrying value of mortgages payable	$402,815	$399,660
Fair value (less) greater than carrying value	$(14,394)	$19,694
Blended market interest rate	4.9%	3.2%
Weighted average remaining term to maturity (years)	6.4	6.4

______________________

(a)	Estimated using unobservable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

At June 30, 2022 and December 31, 2021, the carrying amount of the Company’s line of credit (before unamortized deferred financing costs) of $27,500,000 and $11,700,000, respectively, approximates its fair value.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair Value on a Recurring Basis

As of June 30, 2022, the Company had in effect 18 interest rate derivatives, all of which were interest rate swaps, related to 18 outstanding mortgage loans with an aggregate $51,396,000 notional amount maturing between 2022 and 2026 (weighted average remaining term to maturity of 2.1 years). The Company’s objective in using interest rate swaps is to add stability to interest expense. These interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.02% to 5.16% and a weighted average interest rate of 4.09% at June 30, 2022). The Company does not use derivatives for trading or speculative purposes.

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of June 30, 2022, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy. The Company does not currently own any financial instruments that are measured on a recurring basis and that are classified as Level 1 or 3.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2022 (Continued)

NOTE 12 – FAIR VALUE MEASUREMENTS (CONTINUED)

The fair value of the Company’s derivative financial instruments was determined to be the following (amounts in thousands):

		Carrying and	Balance Sheet
	As of	Fair Value	Classification
Financial assets: Interest rate swaps	June 30, 2022	$927	Other assets
	December 31, 2021	—

Financial liabilities: Interest rate swaps	June 30, 2022	$1	Other liabilities
	December 31, 2021	1,514

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Amount of gain (loss) recognized on derivatives in other comprehensive loss	$466	$(340)	$1,955	$753
Amount of reclassification from Accumulated other comprehensive income (loss) into Interest expense	(199)	(1,181)	(485)	(1,589)

During the second quarter of 2021, in connection with the sale of a property and the early payoff of the related mortgage, the Company determined to discontinue hedge accounting on the related interest rate swap as the hedged forecasted transaction was no longer probable to occur. As such, the Company accelerated the reclassification of $784,000 during the three and six months ended June 30, 2021, from accumulated other comprehensive loss to interest expense which is recorded as Prepayment costs on debt on the consolidated statements of income.

During the twelve months ending June 30, 2023, the Company estimates an additional $450,000 will be reclassified from Accumulated other comprehensive loss as an decrease to Interest expense.

The derivative agreements in effect at June 30, 2022 provide that if the wholly-owned subsidiary of the Company which is a party to such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for such swap breakage losses.

As of June 30, 2022 and December 31, 2021, the fair value of the derivatives in a liability position, including accrued interest of $1,000 and $84,000, respectively, but excluding any adjustments for non-performance risk, was approximately $2,000 and $1,632,000, respectively. In the event the Company had breaches of any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $2,000 and $1,632,000 as of June 30, 2022 and December 31, 2021, respectively. This termination liability value, net of adjustments for non-performance risk of $0 and $34,000, is included in Accrued expenses and other liabilities on the consolidated balance sheets at June 30, 2022 and December 31, 2021, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2022 (Continued)

NOTE 13 – OTHER INCOME

Settlement of the Round Rock Guaranty Litigation

On April 15, 2022, the Company received $5,388,000 in connection with the settlement of the lawsuit captioned OLP Wyoming Springs, LLC, Plaintiff, v. Harden Healthcare, LLC, Defendant, v Benjamin Hanson, Intervenor, which sum was recognized as Income on settlement of litigation on the consolidated statements of income during the three and six months ended June 30, 2022.

Insurance Recoveries on Hurricane Casualty

In 2020, a portion of a multi-tenant building at the Company’s Lake Charles, Louisiana property was damaged due to Hurricane Laura. The Company submitted a claim to its insurance carrier to cover, less the $263,000 deductible, and by February 2022, the Company has been reimbursed (i) the approximate $2,306,000 cost to rebuild the damaged portion of the building and (ii) $259,000 of losses in rental income. The Company recognized a gain on insurance recoveries of $0 and $918,000 during the three and six months ended June 30, 2022, respectively, and $0 and $20,000 during the three and six months ended June 30, 2021, respectively, which is included in Other income on the consolidated statements of income.

Lease Assignment Fee Income

In March 2021, the Company received $100,000 from a tenant in connection with consenting to a lease assignment related to six of its properties; such amount is included in Other income on the consolidated statement of income for the six months ended June 30, 2021.

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

Challenges and Uncertainties Facing Certain Tenants and Properties

As more fully described in our Annual Report, and in particular, the sections thereof entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations - Challenges and Uncertainties Facing Certain Properties and Tenants”, certain properties and tenants face various challenges. There have been no material changes to the status of such properties from that described in our Annual Report. In addition to the challenged properties identified in our Annual Report, Regal Cinemas faces significant challenges and/or uncertainties.

Regal Cinemas, or Regal, is a tenant at three properties, including a tenancy at the Manahawkin Property (as defined), an unconsolidated joint venture. At June 30, 2022, Regal is obligated to pay us (and with respect to the unconsolidated joint venture, our share of), (i) deferred rent of approximately $1.1 million, which is payable in equal monthly installments through June 30, 2023, and (ii) through 2035, an aggregate of $24.9 million of base rent. It is our understanding that Regal’s parent, Cineworld, faces various challenges, including significant debt and litigation. Although Regal is paying us base rent and deferred rent on a timely basis, we are not accruing the rental income due from Regal on a straight-line basis and are recording the rent (including deferred rent) on a cash basis.

If the challenges or uncertainties with respect to Regal Cinemas and the other challenged properties identified in the Annual Report are not resolved in a satisfactory manner, we may be adversely affected.

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

We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial and retail properties, and to a lesser extent, health and fitness, restaurant, theater, and other properties, many of which are subject to long-term net leases. As of June 30, 2022, we own 119 properties (including three properties owned by consolidated joint ventures and three properties owned by unconsolidated joint ventures) located in 31 states. Based on square footage, our occupancy rate at June 30, 2022 is approximately 97.6%.

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

We monitor the risk of tenant non-payments through a variety of approaches tailored to the applicable situation. Generally, based on our assessment of the credit risk posed by our tenants, we monitor a tenant’s financial condition through one or more of the following actions: reviewing tenant financial statements or other financial information, obtaining other tenant related information, regular contact with tenant’s representatives, tenant credit checks and regular management reviews of our tenants and their payment practices. We may sell a property if a tenant’s financial condition is unsatisfactory.

In acquiring and disposing of properties, among other things, we evaluate the terms of the leases, the credit of the existing tenants, the terms and conditions of the related financing arrangement (including any contemplated financing) and engage in a fundamental analysis of the real estate to be bought or sold; this analysis takes into account, among other things, the estimated value of the property, local demographics and the ability to re-rent or dispose of the property on favorable terms upon lease expiration or early termination. In addition, in evaluating property sales, we take into account, among other things, the property type (i.e., industrial, retail or other), our perception of the property’s long-term prospects (including the likelihood for, and the extent of, any further appreciation or diminution in value), the term remaining on the related lease and mortgage debt, the price and other terms and conditions for the sale of such property and the returns anticipated to be generated from the reinvestment of the net proceeds to us from such property sale.

Over the past several years, we have been addressing the challenges presented by the growth of e-commerce and our exposure to the retail industry by focusing on acquiring industrial properties (primarily warehouse and distribution facilities) and properties that we believe capitalize on e-commerce activities, and disposing of retail properties which we did not believe to be advantageous to hold for the long-term. Approximately 60.5% of our 2022 contractual base rent (as described below) is derived from industrial properties and 25.8%, 4.6%, 4.1%, 2.7%, and 2.3% from retail, health and fitness, restaurant, theater, and other properties, respectively. We face significant competition in seeking to acquire industrial properties. The returns and cash flow we generate from industrial properties, and in particular, the returns and cash flow generated by the reinvestment in industrial properties of the net proceeds from the sale of retail properties is not, in many cases, as favorable to us as the returns and cash flow currently generated by our retail properties. Decreases in cash flows or returns on investments resulting from the ongoing transition to the ownership of lower yielding industrial properties from the ownership of higher yielding retail properties will make it more difficult for us to sustain our current level of dividend payments.

Our 2022 contractual base rent is approximately $71.2 million and represents, after giving effect to any abatements, concessions, deferrals or adjustments in effect as of June 30, 2022, the base rent payable to us during the twelve months ending June 30, 2023 under leases in effect at June 30, 2022. Excluded from such contractual rental income is an aggregate of $6.1 million comprised of: (i) $1.6 million representing our share of the base rent payable during the twelve months ending June 30, 2023 to our joint ventures, (ii) subject to the property generating specified levels of positive operating cash flow, $1.3 million of estimated variable lease payments from The Vue Apartments, a multi-family complex which ground leases the underlying land from us and as to which there is uncertainty as to when and whether the tenant will resume paying rent, (iii) approximately $1.3 million of straight-line rent and approximately $849,000 of amortization of intangibles, (iv) $966,000 of COVID-19 rent deferral repayments due from Regal Cinemas during the twelve months ending June 30, 2023, which has not been accrued to rental income, and (v) $88,000 of COVID-19 rent deferral repayments (other than those due from Regal Cinemas) due during the twelve months ending June 30, 2023, which were accrued to rental income in 2020, and of which $14,000 was paid in July 2022.

The following table sets forth scheduled expirations of leases for our properties as of June 30, 2022 for the periods indicated below:

	Number	Approximate		Contractual
Lease Expiration (1)	of	Square	Contractual	Base Rent
12 Months Ending	Expiring	Footage Subject to	Base Rent Under	Represented by
June 30,	Leases	Expiring Leases (2)	Expiring Leases	Expiring Leases
2023	11	266,456	$1,355,754	1.9%
2024	25	1,049,605	8,519,864	12.0
2025	20	786,304	6,935,767	9.7
2026	11	665,774	3,853,759	5.4
2027	24	806,802	6,655,712	9.4
2028	22	2,217,063	12,264,138	17.2
2029	12	1,595,853	8,287,950	11.6
2030	4	425,489	3,307,105	4.6
2031	8	742,476	4,317,185	6.1
2032	8	267,839	2,295,308	3.2
2033 and thereafter	25	1,767,798	13,409,512	18.9
	170	10,591,459	$71,202,054	100.0%
(1)	Lease expirations assume tenants do not exercise existing renewal or termination options.
(2)	Excludes an aggregate of 119,825 square feet of vacant space.

Property Transactions During the Three Months Ended June 30, 2022

During the three months ended June 30, 2022, we acquired three industrial properties for an aggregate purchase price of $31.7 million, new mortgage debt of $15.5 million, and $522,000 of transaction costs that were capitalized (see Note 4 to our consolidated financial statements). These acquisitions contributed $254,000 of rental income, net, $156,000 of operating expenses (including depreciation and amortization expense of $103,000) and $33,000 of mortgage interest expense. We estimate that commencing July 1, 2022, the aggregate quarterly rental income (excluding variable lease revenues), depreciation and amortization expense and mortgage interest expense from these properties will be $486,000, $252,000, and $142,000, respectively.

On May 2, 2022, we sold an industrial property located in Columbus, Ohio for a gross sales price of $8.5 million and recognized a gain of $6.9 million from this sale.  This property contributed (i) $245,000 and $374,000 of rental income, net, and (ii) $22,000 and $83,000 of operating expenses (including depreciation and amortization expense of $0 and $35,000) in the six months ended June 30, 2022 and 2021, respectively.

On June 6, 2022, we classified the $3.8 million net book value of our retail property located in Columbus, Ohio (the “Columbus Held-for-Sale Property”) as held-for-sale as the buyer’s right to terminate the contract without penalty expired. We anticipate this property will be sold for a gross sales price of $8.3 million in early August 2022 and will result in a gain of approximately $4.0 million, which will be recognized as Gain on sale of real estate, net, on the consolidated statements of income for the three and nine months ending September 30, 2022. This property contributed (i) $40,000 and $366,000 of rental income, net, (ii) $0 and $175,000 of lease termination fee income and (iii) $204,000 and $82,000 of operating expenses (including depreciation and amortization expense of $62,000 and $74,000) in the six months ended June 30, 2022 and 2021, respectively. We anticipate that the estimated $7.8 million of net proceeds from the sale will be used to pay down the $17.5 million outstanding as of August 1, 2022 under our credit facility.

On June 17, 2022, we sold a retail property located in Fayetteville, Georgia for a gross sales price of $4.8 million and recognized a gain of $1.1 million from this sale.  This property contributed (i) $214,000 and $230,000 of rental income, net, (ii) $101,000 and $110,000 of depreciation and amortization expense, and (iii) $38,000 and $43,000 of mortgage interest expense in the six months ended June 30, 2022 and 2021, respectively.

Settlement of the Round Rock Guaranty Litigation

On April 15, 2022, we received a $5.4 million payment in connection with the settlement (the “Round Rock Settlement”) of the lawsuit captioned OLP Wyoming Springs, LLC, Plaintiff, v. Harden Healthcare, LLC, Defendant, v Benjamin Hanson, Intervenor, which sum was recognized as Income on settlement of litigation on the consolidated statements of income during the three and six months ended June 30, 2022.

Stock Repurchase Program

During the three and six months ended June 30, 2022, we repurchased approximately 133,000 shares of common stock for total consideration of approximately $3.4 million. After giving effect to such repurchases, we are authorized to repurchase, from time-to-time in open market or privately negotiated transactions, approximately $4.1 million of shares of our common stock.

Equity Incentive Program Activity

On June 21, 2022, we awarded an aggregate of 85,350 shares subject to restricted stock units (“RSUs”), and related dividend equivalent rights, to 16 individuals. Generally, the awards vest in 2025 subject to satisfaction of, among other things, market and performance conditions similar to the RSUs granted in 2021.

On August 3, 2022, our Compensation Committee determined that the performance and market conditions with respect to the 64,488 RSUs granted in 2019 (of an aggregate of 77,776 then granted) had been met and authorized the issuance of the underlying shares of common stock.

Results of Operations

Total revenues

The following table compares total revenues for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(Dollars in thousands)	2022	2021	(Decrease)	% Change	2022	2021	(Decrease)	% Change
Rental income, net	$21,472	$20,305	$1,167	5.7	$43,003	$40,989	$2,014	4.9
Lease termination fees	—	117	(117)	(100.0)	25	249	(224)	(90.0)
Total revenues	$21,472	$20,422	$1,050	5.1	$43,028	$41,238	$1,790	4.3

Rental income, net.

The following table details the components of rental income, net, for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(Dollars in thousands)	2022	2021	(Decrease)	% Change	2022	2021	(Decrease)	% Change
Acquisitions (a)	$880	$52	$828	1,592.3	$1,492	$52	$1,440	2,769.2
Dispositions (b)	155	880	(725)	(82.4)	577	1,827	(1,250)	(68.4)
Same store (c)	20,437	19,373	1,064	5.5	40,934	39,110	1,824	4.7
Rental income, net	$21,472	$20,305	$1,167	5.7	$43,003	$40,989	$2,014	4.9
(a)	Represents rental income from properties acquired since January 1, 2021.
(b)	Represents rental income from properties sold since January 1, 2021.
(c)	Represents rental income from 109 properties that were owned for the entirety of the periods presented.

Changes due to acquisitions and dispositions

The three and six months ended June 30, 2022 reflect increases of $828,000 and $1.4 million, respectively, generated by seven properties acquired in 2021 and 2022 (i.e., for the three and six months ended June 30, 2022, $440,000 and $924,000, respectively, from the three properties acquired in 2021 and $388,000 and $515,000, respectively, from the four properties acquired during 2022). Offsetting the increases are decreases due to the inclusion, in the three and six months ended June 30, 2021, of rental income of $725,000 and $1.3 million, respectively, from properties sold during 2021 and 2022 (i.e., for the three and six months ended June 30, 2022, $447,000 and $961,000, respectively, from four properties sold in 2021 and $278,000 and $297,000, respectively, from the six properties sold in 2022).

Changes at same store properties

The increases in same store rental income during the three and six months ended June 30, 2022 are due primarily to net increases of :

-	$543,000 and $995,000, respectively, from two Regal Cinemas properties (including the collection of $241,000 and $483,000, respectively, of rent deferred from 2020 through 2021) for which we are recording rental income on a cash basis (as collections are deemed less than probable),
-	$139,000 and $279,000, respectively, of rental income due to a lease amendment and extension at our El Paso, Texas property,
-	$173,000 and $246,000, respectively, of rental income due to a new tenant (i.e., Lion Brewery) at our Pittston, Pennsylvania property,
-	$65,000 and $173,000, respectively, of rental income from a tenant at our Lake Charles, Louisiana property representing a full quarter of rental income compared to no rental income in 2021 due to a casualty loss (see “ –Other income”), and
-	$75,000 and $147,000, respectively, of rental income from various lease amendments and extensions at our Royersford, Pennsylvania property.

The increases were offset during the three and six months ended June 30, 2022 by net decreases of $179,000 and $327,000, respectively, due to a lease termination at our Columbus Held-for-Sale Property for which we had received a $350,000 lease termination fee in 2021 and has been vacant since January 2022.

Lease termination fees.

In connection with the exercise of early lease termination options, we recognized $25,000 in the six months ended June 30, 2022, and $117,000 and $249,000, respectively, in the three and six months ended June 30, 2021.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(Dollars in thousands)	2022	2021	(Decrease)	% Change	2022	2021	(Decrease)	% Change
Operating expenses:
Depreciation and amortization	$5,905	$5,702	$203	3.6	$11,748	$11,459	$289	2.5
General and administrative	3,973	3,769	204	5.4	7,765	7,411	354	4.8
Real estate expenses	3,549	3,387	162	4.8	7,236	7,073	163	2.3
State taxes	77	91	(14)	(15.4)	151	166	(15)	(9.0)
Total operating expenses	$13,504	$12,949	$555	4.3	$26,900	$26,109	$791	3.0

Depreciation and amortization. The increases in the three and six months ended June 30, 2022 are due primarily to (i) $408,000 and $737,000, respectively, of such expense from properties acquired in 2022 and 2021 (including $242,000 and $518,000, respectively, from properties acquired in 2021) and (ii) $102,000 and $176,000, respectively, of depreciation from improvements at several properties.

The increases were offset by:

-	the inclusion of $138,000 and $290,000, respectively, of such expense, in the three and six months ended June 30, 2021, from the properties sold since January 1, 2021,
-	$77,000 and $191,000, respectively, of accelerated amortization of tenant origination costs for the three and six months ended June 30, 2021 in connection with a tenant’s exercise of a lease termination option, and
-	decreases of $115,000 and $186,000, respectively, related to improvements and tenant origination costs at several properties that prior to June 30, 2022 were fully amortized.

General and administrative. The increases in the three and six months ended June 30, 2022 are primarily due to increases of:

-	$111,000 and $275,000, respectively, of compensation expense due to higher levels of compensation, and to a lesser extent, an additional employee,
-	$168,000 and $179,000, respectively, in professional fees primarily related to audit matters, offerings of securities, a property transaction that was terminated, and compensation consulting, and
-

$106,000 and $166,000, respectively, in non-cash compensation expense related to our restricted stock, primarily related to the increase in the number, and higher fair value, of the shares granted in 2022 in comparison to the awards granted in 2017.

These increases were offset by decreases in non-cash compensation expense of $231,000 and $310,000, respectively, due to the re-assessment in the three and six months ended June 30, 2021, of the achievability of performance metrics related to the RSUs.

Real estate expenses. The increases in the three and six months ended June 30, 2022 are primarily due to:

-	aggregate increases of $169,000 and $267,000, respectively, in these expenses for several properties, none of which were individually significant,

-$93,000 and $134,000, respectively, from properties acquired in 2022 and 2021, and

-	$60,000 and $134,000, respectively, for the Columbus Held-for-Sale Property as we bore these expenses during the period the property was vacant.

The increases were offset in the three and six months ended June 30, 2022 due primarily to decreases of (i) $101,000 and $215,000, respectively, related to properties sold in 2021 and 2022 and (ii) $59,000 and $156,000, respectively, in Round Rock litigation expense.

A substantial portion of real estate expenses are rebilled to tenants and are included in Rental income, net, on the consolidated statements of income, other than the expenses related to the Columbus Held-for-Sale Property and the Round Rock litigation, which are not rebilled.

Gain on sale of real estate, net.

The following table compares gain on sale of real estate, net for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(Dollars in thousands)	2022	2021	(Decrease)	% Change	2022	2021	(Decrease)	% Change
Gain on sale of real estate, net	$8,050	$21,491	$(13,441)	(62.5)	$12,699	$21,491	$(8,792)	(40.9)

The gains in the three and six months ended June 30, 2022 reflect a $6.9 milllion gain from the sale of a Columbus, Ohio industrial property, and a $1.1 million gain from the sale of our Fayetteville, Georgia retail property. In addition, the six months ended June 30, 2022 includes a $4.6 million gain from the sale of four Wendy’s restaurant properties in Pennsylvania. The gains in the three and six months ended June 30, 2021 reflects the June 2021 sale of our West Hartford, Connecticut property (including the related parking lot) that was leased to Whole Foods (the “Whole Foods Sale”).

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(Dollars in thousands)	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change
Other income and expenses:
Equity in earnings (loss) of unconsolidated joint ventures	$112	$20	$92	(460.0)	$228	$(2)	$230	(11,500.0)
Prepayment costs on debt	—	(799)	(799)	(100.0)	—	(799)	(799)	(100.0)
Income on settlement of litigation	5,388	—	(5,388)	n/a	5,388	—	(5,388)	n/a
Other income	54	17	37	217.6	980	187	793	424.1
Interest:
Expense	(4,353)	(4,574)	(221)	(4.8)	(8,659)	(9,208)	(549)	(6.0)
Amortization and write-off of deferred financing costs	(434)	(296)	138	46.6	(639)	(509)	130	25.5

Equity in earnings (loss) of unconsolidated joint ventures. The increases in the three and six months ended June 30, 2022 are due to increases at our Manahawkin, New Jersey property (the “Manahawkin Property”) resulting from (i) increases of $76,000 and $176,000 (our 50% share) in rental income, including $30,000 and $61,000, respectively, of deferred rent from 2020 and 2021, that we received from Regal Cinemas, a tenant for which we are recording rental income on a cash basis, and (ii) a decrease in real estate taxes, net of amounts rebilled to tenants, due to a lower assessment.

Prepayment costs on debt. The three and six months ended June 30, 2021 include $799,000 incurred in connection with the Whole Foods Sale. There were no such costs in the three and six months ended June 30, 2022.

Income on settlement of litigation. In April 2022, we received $5.4 million pursuant to the Round Rock Settlement. (See Note 13 to our consolidated financial statements.)

Other income. The six months ended June 30, 2022 includes $918,000 representing the final property insurance recovery related to our Lake Charles, Louisiana property damaged in an August 2020 hurricane. The six months ended June 30, 2021 includes a $100,000 fee obtained in connection with an assignment of a lease.

Interest expense. The following table compares interest expense for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(Dollars in thousands)	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change
Interest expense:
Mortgage interest	$4,200	$4,446	$(246)	(5.5)	$8,385	$8,959	$(574)	(6.4)
Credit line interest	153	128	25	19.5	274	249	25	10.0
Total	$4,353	$4,574	$(221)	(4.8)	$8,659	$9,208	$(549)	(6.0)

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(Dollars in thousands)	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change
Average interest rate	4.17%	4.20%	(0.03)%	(0.7)	4.17%	4.20%	(0.03)%	(0.7)
Average principal amount	$402,788	$423,534	$(20,746)	(4.9)	$402,510	$427,036	$(24,526)	(5.7)

The decreases in mortgage interest are due primarily to the net decreases in the average principal amount of mortgage debt outstanding which resulted from mortgage payoffs (generally in connection with property sales and scheduled amortization payments). The decrease was offset by financings effectuated in connection with acquisitions.

Credit line interest

The following table reflects the weighted average interest rate on the weighted average principal amount of outstanding credit line debt for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(Dollars in thousands)	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change
Weighted average interest rate	2.67%	1.85%	.82%	44.3	2.31%	1.86%	.45%	24.2
Weighted average principal amount	$14,851	$16,002	$(1,151)	(7.2)	$14,886	$15,672	$(786)	(5.0)

The increases in credit line interest in the three and six months ended June 30, 2022 are due substantially to increases of 82 and 45 basis points (i.e., to 2.67% from 1.85% and to 2.31% from 1.86%), respectively, in the weighted average interest rate due to increases in the one month LIBOR rate. The increases were offset by decreases of $1.2 million and $786,000, respectively, in the weighted average balance outstanding under our credit line.

Amortization and write-off of deferred financing costs. The increases in the three and six months ended June 30, 2022 are primarily due to the $221,000 write-off of deferred costs related to the mortgages on the eleven Haverty properties that were paid off in June 2022. The three and six months ended June 30, 2021 included a $63,000 write-off of deferred costs related to the Whole Foods Sale.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales. Our available liquidity at August 1, 2022, was $92.5 million, including $10.0 million of cash and cash equivalents (including the credit facility’s required $3.0 million average deposit maintenance balance) and $82.5 million available under our credit facility. At August 1, 2022, the facility is available for the acquisition of commercial real estate, repayment of mortgage debt, $10.0 million for operating expenses and $20.0 million for renovation expenses.

Liquidity and Financing

We expect to meet our short-term (i.e., one year or less) and long-term (i) operating cash requirements, including debt service, anticipated dividend payments and repurchases of our common stock (after giving effect to repurchases affected through the quarter ended June 30, 2022, we are authorized to repurchase up to $4.1 million of common stock), principally from cash flow from operations, our available cash and cash equivalents, proceeds from and, to the extent permitted and needed, our credit facility and (ii) investing and financing cash requirements (including an estimated aggregate of $3.5 million of capital and other expenditures) from the foregoing, as well as property financings, property sales and sales of our common stock. We and our joint venture partner are also re-developing the Manahawkin Property – however, because the re-development plan is being refined, we are not providing an estimate of the re-development costs or the time frame within which the re-development will be completed.

At June 30, 2022, excluding the mortgage debt of our unconsolidated joint venture, we had 70 outstanding mortgages payable secured by 70 properties in the aggregate principal amount of $402.8 million (before netting unamortized deferred financing costs of $3.3 million). These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $640.4 million, before accumulated depreciation of $106.7 million. After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.02% to 5.50% (a 4.07% weighted average interest rate) and mature between 2022 and 2047 (a 6.4 year weighted average remaining term to maturity).

The following table sets forth, as of June 30, 2022, information with respect to our mortgage debt that is payable during the six months ending December 31, 2022 and for each of the subsequent twelve months through December 31, 2025 (excluding the mortgage debt of our unconsolidated joint venture):

(Dollars in thousands)	2022	2023	2024	2025	Total
Amortization payments	$6,112	$12,048	$11,139	$9,701	$39,000
Principal due at maturity	14,643	12,973	50,695	32,063	110,374
Total	$20,755	$25,021	$61,834	$41,764	$149,374

At June 30, 2022, the Manahawkin Property, owned by an unconsolidated joint venture, had a first mortgage on its property with an outstanding balance of $21.7 million, bearing an interest rate of 4.0% and maturing in 2025.

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

Credit Facility

Our credit facility provides that subject to borrowing base requirements, we can borrow up to $100.0 million for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $30.0 million and 30% of the borrowing base subject to a cap of, as of July 1, 2022 (i) $20.0 million for renovation purposes and (ii) $10.0 million for operating expense purposes. The facility matures December 31, 2022 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. The applicable margin was 175 basis points for each of the six months ended June 30, 2022 and 2021. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. The interest rate on the facility was 2.95% and 3.62% at June 30, 2022 and July 31, 2022, respectively.

The terms of our credit facility include certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to total value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At June 30, 2022, we were in compliance with the covenants under this facility.

Off-Balance Sheet Arrangement

We are not a party to any off-balance sheet arrangements other than with respect to a land parcel owned by us and located in Beachwood, Ohio. This parcel is improved by a multi-family complex (i.e., The Vue Apartments) and we ground leased the parcel to the owner/operator of such complex. This ground lease did not generate any rental income during the six months ended June 30, 2022 and 2021. At June 30, 2022, the carrying value of the land on our balance sheet was approximately $16.0 million; our leasehold position is subordinate to $65.4 million of mortgage debt incurred by our tenant, the owner/operator of the multi-family complex. In addition, we have agreed, in our discretion, to fund certain capital expenditures and operating cash flow shortfalls at this property. We do not believe that this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions, except to the extent we determine to continue to fund the capital expenditures required by, and the operating cash flow shortfalls at, this property. See Note 6 to our consolidated financial statements for additional information regarding this arrangement.

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

We compute adjusted funds from operations, or AFFO, by adjusting from FFO for our straight-line rent accruals and amortization of lease intangibles, deducting income on settlement of litigations, income on insurance recoveries from casualties, lease termination and assignment fees, and adding back amortization of restricted stock and restricted stock unit compensation expense, amortization of costs in connection with our financing activities (including our share of our unconsolidated joint ventures), and debt prepayment costs. Since the NAREIT White Paper does not provide guidelines for computing AFFO, the computation of AFFO may vary from one REIT to another.

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

The tables below provides a reconciliation of net income and net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
GAAP net income attributable to One Liberty Properties, Inc.	$16,767	$23,329	$26,090	$26,291
Add: depreciation and amortization of properties	5,772	5,597	11,497	11,253
Add: our share of depreciation and amortization of unconsolidated joint ventures	130	132	259	267
Add: amortization of deferred leasing costs	133	105	251	206
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	6	8	11	15
Deduct: gain on sale of real estate, net	(8,050)	(21,491)	(12,699)	(21,491)
Adjustments for non-controlling interests	(17)	(19)	(32)	(41)
NAREIT funds from operations applicable to common stock	14,741	7,661	25,377	16,500
Deduct: straight-line rent accruals and amortization of lease intangibles	(917)	(182)	(1,483)	(319)
Deduct/Add: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(7)	2	(16)	1
Deduct: income on settlement of litigation	(5,388)	—	(5,388)	—
Deduct: income on insurance recoveries from casualty loss	—	—	(918)	(20)
Deduct: lease termination fee income	—	(117)	(25)	(249)
Deduct: our share of unconsolidated joint venture lease termination fee income	(25)	—	(25)	—
Deduct: lease assignment fee income	—	—	—	(100)
Add: amortization of restricted stock and RSU compensation	1,559	1,685	2,884	3,028
Add: prepayment costs on debt	—	799	—	799
Add: amortization and write-off of deferred financing costs	434	296	639	509
Add: our share of amortization of deferred financing costs of unconsolidated joint venture	4	4	8	8
Adjustments for non-controlling interests	3	2	5	2
Adjusted funds from operations applicable to common stock	$10,404	$10,150	$21,058	$20,159

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
GAAP net income per common share attributable to One Liberty Properties, Inc.	$.79	$1.12	$1.23	$1.26
Add: depreciation and amortization of properties	.26	.27	.54	.54
Add: our share of depreciation and amortization of unconsolidated joint ventures	.01	.01	.01	.01
Add: amortization of deferred leasing costs	.01	—	.01	.01
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—	—	—
Deduct: gain on sale of real estate, net	(.38)	(1.03)	(.60)	(1.03)
Adjustments for non-controlling interests	—	—	—	—
NAREIT funds from operations per share of common stock (a)	.69	.37	1.19	.79
Deduct: straight-line rent accruals and amortization of lease intangibles	(.04)	(.01)	(.08)	(.02)
Deduct/Add: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—	—	—
Deduct: income on settlement of litigation	(.25)	—	(.25)	—
Deduct: income on insurance recoveries from casualty loss	—	—	(.04)	—
Deduct: lease termination fee income	—	(.01)	—	(.01)
Deduct: our share of unconsolidated joint venture lease termination fee income	—	—	—	—
Deduct: lease assignment fee income	—	—	—	—
Add: amortization of restricted stock and RSU compensation	.07	.08	.14	.14
Add: prepayment costs on debt	—	.04	—	.04
Add: amortization and write-off of deferred financing costs	.02	.01	.03	.02
Add: our share of amortization of deferred financing costs of unconsolidated joint venture	—	—	—	—
Adjustments for non-controlling interests	—	—	—	—
Adjusted funds from operations per share of common stock (a)	$.49	$.48	$.99	$.96
(a)	The weighted average number of diluted common shares used to compute FFO and AFFO applicable to common stock includes unvested restricted shares that are excluded from the computation of diluted EPS.

Three Months Ended June 30, 2022 and 2021

The $7.1 million, or 92.4%, increase in FFO for the three months ended June 30, 2022 from the corresponding 2021 period is due primarily to:

●	the $5.4 million Round Rock Settlement,
●	a $1.2 million net increase in rental income, including the collection of $241,000 of deferred rent,
●	a $799,000 decrease in prepayment costs on debt, and
●	a $221,000 decrease in interest expense.

Offsetting the increase is a $204,000 increase in general and administrative expense.

See “—Results of Operations” for further information regarding these changes.

The $254,000, or 2.5%, increase in AFFO is due to the factors impacting FFO as described above, offset by the exclusion from AFFO of:

●	the $5.4 million Round Rock Settlement,
●	a $799,000 decrease in prepayment costs on debt, and
●	a $735,000 increase in rental income related to straight-line rent accruals.

See “—Results of Operations” for further information regarding these changes.

Diluted per share FFO and AFFO were impacted negatively in the three months ended June 30, 2022 by an average increase from June 30, 2021 of approximately 303,000 in the weighted average number of shares of common stock outstanding as a result of stock issuances pursuant to the equity incentive, at-the-market equity offering and dividend reinvestment programs, offset by the Company’s repurchase of shares during May and June of 2022.

Six Months Ended June 30, 2022 and 2021

The $8.9 million, or 53.8%, increase in FFO for the six months ended June 30, 2022 from the corresponding 2021 period is due primarily to:

●	the $5.4 million Round Rock Settlement,
●	a $2.0 million net increase in rental income, including the collection of $483,000 of deferred rent,
●	a $799,000 decrease in prepayment costs on debt,
●	a $793,000 increase in other income, and
●	a $549,000 decrease in interest expense.

Offsetting the increase is a $354,000 increase in general and administrative expense.

See “—Results of Operations” for further information regarding these changes.

The $899,000, or 4.5%, increase in AFFO is due to the factors impacting FFO as described immediately above, offset by the exclusion from AFFO of:

●	the $5.4 million Round Rock Settlement,
●	a $1.2 million increase in rental income related to straight-line rent accruals,
●	a $799,000 decrease in prepayment costs on debt, and
●	a $798,000 increase in other income from insurance recoveries and lease assignment fees.

See “—Results of Operations” for further information regarding these changes.

Diluted per share FFO and AFFO were impacted negatively in the six months ended June 30, 2022 by an average increase from June 30, 2021 of approximately 317,000 in the weighted average number of shares of common stock outstanding as a result of stock issuances pursuant to the equity incentive, at-the-market equity offering and dividend reinvestment programs, offset by the Company’s repurchase of shares during May and June of 2022.

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

We use interest rate swaps to limit interest rate risk on variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes. At June 30, 2022, our aggregate liability in the event of the early termination of our swaps was $2,000.

At June 30, 2022, we had 18 interest rate swap agreements outstanding. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of June 30, 2022, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $962,000 and the net unrealized gain on derivative instruments would have increased by $962,000. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $990,000 and the net unrealized gain on derivative instruments would have decreased by $990,000. These changes would not have any impact on our cash or net income.

Our variable mortgage debt, after giving effect to the interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes. Based on the $27.5 million outstanding balance under this facility at June 30, 2022, a 100 basis point increase of the interest rate would increase our related interest costs over the next twelve months by approximately $275,000 and a 100 basis point decrease of the interest rate would decrease our related interest costs over the next twelve months by approximately $275,000.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2016, our Board of Directors authorized the repurchase of up to $7,500,000 of our common stock through, among other things, open market or privately negotiated transactions. There is no stated expiration date for this program. Set forth below is a table describing the purchases we made in the quarter ended June 30, 2022:

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar Value
			Shares Purchased	of Shares that May Yet Be
	Total Number of	Average Price	as Part of Publicly	Purchased Under
Period	Shares Purchased	Paid per Share	Announced Programs	the Programs
April 1, 2022 - April 30, 2022	—	$—	—	$7,500,000
May 1, 2022 - May 31, 2022	57,162	25.67	57,162	6,028,989
June 1, 2022 - June 30, 2022	75,783	25.29	75,783	4,107,799
Total	132,945	25.46	132,945

Item 5. Other Information

Effective with the filing of this Quarterly Report on Form 10-Q, B. Riley Securities, the sales agent on our at-the-market equity offering program effected through our Prospectus Supplement dated August 19, 2020, as supplemented by our Prospectus Supplement dated March 18, 2022, has substituted Duane Morris LLP as counsel for the sales agent, in lieu of Sidley Austin LLP.

Item 6.  Exhibits

Exhibit No.	Title of Exhibit
10.1	Form of Performance Award Agreement for RSU grants in 2022 pursuant to the 2022 Incentive Plan.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements and notes from the One Liberty Properties, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 filed on August 4, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

ONE LIBERTY PROPERTIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: August 4, 2022	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: August 4, 2022	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)