Form 10-Q
period 2022-09-30
ONE LIBERTY PROPERTIES INC
filed 2022-11-04
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the registrant had 21,073,936 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	September 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Real estate investments, at cost
Land	$181,086	$180,183
Buildings and improvements	680,722	657,458
Total real estate investments, at cost	861,808	837,641
Less accumulated depreciation	168,430	160,664
Real estate investments, net	693,378	676,977

Property held-for-sale	—	1,270
Investment in unconsolidated joint ventures	10,309	10,172
Cash and cash equivalents	11,579	16,164
Unbilled rent receivable	15,285	14,330
Unamortized intangible lease assets, net	19,594	20,694
Escrow, deposits and other assets and receivables	17,202	13,346
Total assets(1)	$767,347	$752,953
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of $3,404 and $3,316 of deferred financing costs, respectively	$402,760	$396,344
Line of credit, net of $54 and $216 of deferred financing costs, respectively	10,946	11,484
Dividends payable	9,618	9,448
Accrued expenses and other liabilities	18,212	18,992
Unamortized intangible lease liabilities, net	10,560	10,407
Total liabilities(1)	452,096	446,675

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 50,000 shares authorized; 20,311 and 20,239 shares issued and outstanding	20,311	20,239
Paid-in capital	323,576	322,793
Accumulated other comprehensive income (loss)	1,855	(1,513)
Distributions in excess of net income	(31,450)	(36,187)
Total One Liberty Properties, Inc. stockholders’ equity	314,292	305,332
Non-controlling interests in consolidated joint ventures(1)	959	946
Total equity	315,251	306,278
Total liabilities and equity	$767,347	$752,953
(1)	The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 6. The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $10,365 and $10,365 of land, $17,916 and $18,472 of building and improvements, net of $5,481 and $4,957 of accumulated depreciation, $3,298 and $3,580 of other assets included in other line items, $18,676 and $19,193 of real estate debt, net, $909 and $1,350 of other liabilities included in other line items and $959 and $946 of non-controlling interests as of September 30, 2022 and December 31, 2021, respectively.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Rental income, net	$21,473	$20,349	$64,476	$61,338
Lease termination fees	—	87	25	336
Total revenues	21,473	20,436	64,501	61,674

Operating expenses:
Depreciation and amortization	5,970	5,596	17,718	17,055
General and administrative (see Note 9 for related party information)	3,769	3,559	11,534	10,970
Real estate expenses (see Note 9 for related party information)	3,970	3,199	11,206	10,272
State taxes	60	55	211	221
Total operating expenses	13,769	12,409	40,669	38,518

Other operating income
Gain on sale of real estate, net	4,063	1,277	16,762	22,768
Operating income	11,767	9,304	40,594	45,924

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	82	77	310	75
Equity in earnings from sale of unconsolidated joint venture property	—	801	—	801
Prepayment costs on debt	—	(38)	—	(837)
Income on settlement of litigation (see Note 13)	—	—	5,388	—
Other income (see Note 13)	17	678	997	865
Interest:
Expense	(4,367)	(4,365)	(13,026)	(13,573)
Amortization and write-off of deferred financing costs	(278)	(245)	(917)	(754)

Net income	7,221	6,212	33,346	32,501
Net income attributable to non-controlling interests	(17)	(153)	(52)	(151)
Net income attributable to One Liberty Properties, Inc.	$7,204	$6,059	$33,294	$32,350

Weighted average number of common shares outstanding:
Basic	20,340	20,115	20,361	20,044
Diluted	20,416	20,273	20,472	20,198

Per common share attributable to common stockholders:
Basic	$.34	$.29	$1.58	$1.56
Diluted	$.34	$.28	$1.57	$1.55

Cash distributions per share of common stock	$.45	$.45	$1.35	$1.35

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$7,221	$6,212	$33,346	$32,501

Other comprehensive income
Net unrealized gain on derivative instruments	931	317	3,371	2,659
Comprehensive income	8,152	6,529	36,717	35,160

Net income attributable to non-controlling interests	(17)	(153)	(52)	(151)
Adjustment for derivative instruments attributable to non-controlling interests	(1)	(3)	(3)	(7)

Comprehensive income attributable to One Liberty Properties, Inc.	$8,134	$6,373	$36,662	$35,002

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

			Accumulated	Accumulated	Non-Controlling
			Other	Distributions	Interests in
	Common	Paid-in	Comprehensive	in Excess of	Consolidated
	Stock	Capital	Income (Loss)	Net Income	Joint Ventures	Total
Balances, December 31, 2021	$20,239	$322,793	$(1,513)	$(36,187)	$946	$306,278
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,559)	—	(9,559)
Restricted stock vesting	131	(131)	—	—	—	—
Shares issued through equity offering program – net	17	546	—	—	—	563
Shares issued through dividend reinvestment plan	5	156	—	—	—	161
Distributions to non-controlling interests	—	—	—	—	(33)	(33)
Compensation expense – restricted stock and RSUs	—	1,325	—	—	—	1,325
Net income	—	—	—	9,323	17	9,340
Other comprehensive income	—	—	1,773	—	2	1,775
Balances, March 31, 2022	20,392	324,689	260	(36,423)	932	309,850
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,494)	—	(9,494)
Restricted stock vesting	16	(16)	—	—	—	—
Repurchases of common stock – net	(133)	(3,285)	—	—	—	(3,418)
Shares issued through dividend reinvestment plan	6	157	—	—	—	163
Distributions to non-controlling interests	—	—	—	—	(8)	(8)
Compensation expense – restricted stock and RSUs	—	1,559	—	—	—	1,559
Net income	—	—	—	16,767	18	16,785
Other comprehensive income	—	—	665	—	—	665
Balances, June 30, 2022	20,281	323,104	925	(29,150)	942	316,102
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,504)	—	(9,504)
Restricted stock unit vesting	65	(65)	—	—	—	—
Repurchases of common stock – net	(75)	(1,747)	—	—	—	(1,822)
Shares issued through dividend reinvestment plan	40	978	—	—	—	1,018
Distributions to non-controlling interests	—	—	—	—	(1)	(1)
Compensation expense – restricted stock and RSUs	—	1,306	—	—	—	1,306
Net income	—	—	—	7,204	17	7,221
Other comprehensive income	—	—	930	—	1	931
Balances, September 30, 2022	$20,311	$323,576	$1,855	$(31,450)	$959	$315,251

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

			Accumulated	Accumulated	Non-Controlling
			Other	Distributions	Interests in
	Common	Paid-in	Comprehensive	in Excess of	Consolidated
	Stock	Capital	Income (Loss)	Net Income	Joint Ventures	Total
Balances, December 31, 2020	$19,878	$313,430	$(5,002)	$(37,539)	$1,193	$291,960
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,329)	—	(9,329)
Restricted stock vesting	130	(130)	—	—	—	—
Contribution from non-controlling interest	—	—	—	—	20	20
Distributions to non-controlling interests	—	—	—	—	(13)	(13)
Compensation expense – restricted stock and RSUs	—	1,343	—	—	—	1,343
Net income (loss)	—	—	—	2,962	(5)	2,957
Other comprehensive income	—	—	1,498	—	3	1,501
Balances, March 31, 2021	20,008	314,643	(3,504)	(43,906)	1,198	288,439
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,330)	—	(9,330)
Restricted stock vesting	16	(16)	—	—	—	—
Contribution from non-controlling interest	—	—	—	—	5	5
Distributions to non-controlling interests	—	—	—	—	(11)	(11)
Compensation expense – restricted stock and RSUs	—	1,685	—	—	—	1,685
Net income	—	—	—	23,329	3	23,332
Other comprehensive income	—	—	840	—	1	841
Balances, June 30, 2021	20,024	316,312	(2,664)	(29,907)	1,196	304,961
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,416)	—	(9,416)
Restricted stock unit vesting	74	(74)	—	—	—	—
Shares issued through equity offering program – net	49	1,375	—	—	—	1,424
Shares issued through dividend reinvestment plan	31	832	—	—	—	863
Distributions to non-controlling interests	—	—	—	—	(425)	(425)
Compensation expense – restricted stock and RSUs	—	1,163	—	—	—	1,163
Net income	—	—	—	6,059	153	6,212
Other comprehensive income	—	—	314	—	3	317
Balances, September 30, 2021	$20,178	$319,608	$(2,350)	$(33,264)	$927	$305,099

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued on Next Page)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$33,346	$32,501
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(16,762)	(22,768)
Increase in unbilled rent receivable	(1,579)	(79)
Amortization and write-off of intangibles relating to leases, net	(617)	(606)
Amortization of restricted stock and RSU compensation expense	4,190	4,191
Equity in earnings of unconsolidated joint ventures	(310)	(75)
Equity in earnings from sale of unconsolidated joint venture property	—	(801)
Distributions of earnings from unconsolidated joint ventures	170	1,303
Depreciation and amortization	17,718	17,055
Amortization and write-off of deferred financing costs	917	754
Payment of leasing commissions	(1,101)	(608)
(Increase) decrease in escrow, deposits, other assets and receivables	(2,049)	4,936
Increase in accrued expenses and other liabilities	897	757
Net cash provided by operating activities	34,820	36,560

Cash flows from investing activities:
Purchase of real estate	(39,888)	(16,491)
Improvements to real estate	(3,529)	(3,050)
Investments in ground leased property	(499)	(1,353)
Net proceeds from sale of real estate	30,253	47,214
Insurance recovery proceeds due to casualty loss	918	550
Distributions of capital from unconsolidated joint venture	—	97
Net cash (used in) provided by investing activities	(12,745)	26,967

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(9,601)	(10,590)
Repayment of mortgages payable	(54,585)	(26,630)
Proceeds from mortgage financings	70,690	10,600
Proceeds from sale of common stock, net	563	1,424
Proceeds from bank line of credit	39,500	12,700
Repayments on bank line of credit	(40,200)	(22,450)
Issuance of shares through dividend reinvestment plan	1,342	863
Repurchases of common stock	(5,240)	—
Payment of financing costs	(839)	(229)
Capital contributions from non-controlling interest	—	25
Distributions to non-controlling interests	(42)	(449)
Cash distributions to common stockholders	(28,387)	(27,920)
Net cash used in financing activities	(26,799)	(62,656)

Net (decrease) increase in cash, cash equivalents and restricted cash	(4,724)	871
Cash, cash equivalents and restricted cash at beginning of year	16,666	13,564
Cash, cash equivalents and restricted cash at end of period	$11,942	$14,435

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$12,988	$14,546
Supplemental disclosure of non-cash investing activity:
Purchase accounting allocation - intangible lease assets	$2,816	$1,758
Purchase accounting allocation - intangible lease liabilities	(1,152)	(596)

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30,
	2022	2021
Cash and cash equivalents	$11,579	$13,740
Restricted cash included in escrow, deposits and other assets and receivables	363	695
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$11,942	$14,435

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2022

NOTE 1 – ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial and retail properties, many of which are subject to long-term net leases. As of September 30, 2022, OLP owns 118 properties, including three properties owned by consolidated joint ventures and three properties owned by unconsolidated joint ventures. The 118 properties are located in 31 states.

NOTE 2 – SUMMARY ACCOUNTING POLICIES

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

SEPTEMBER 30, 2022 (Continued)

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2022 (Continued)

NOTE 3 – LEASES

Lessor Accounting

The Company owns rental properties which are leased to tenants under operating leases with current expirations ranging from 2023 to 2055, with options to extend or terminate the lease. Revenues from such leases are reported as Rental income, net, and are comprised of (i) lease components, which includes fixed and variable lease payments and (ii) non-lease components which includes reimbursements of property level operating expenses. The Company does not separate non-lease components from the related lease components, as the timing and pattern of transfer are the same, and account for the combined component in accordance with ASC 842.

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

The components of lease revenues are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Fixed lease revenues	$18,339	$17,602	$55,085	$52,502
Variable lease revenues	2,914	2,581	8,774	8,230
Lease revenues (a)	$21,253	$20,183	$63,859	$60,732
(a)	Excludes amortization related to lease intangible assets and liabilities of $220 and $617 for the three and nine months ended September 30, 2022, respectively, and $166 and $606 for the three and nine months ended September 30, 2021, respectively.

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

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due by reviewing the tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. The Company has assessed the collectability of all recorded lease revenues as probable as of September 30, 2022.

Impact of COVID-19

During 2020, in response to requests for rent relief from tenants impacted by the COVID-19 pandemic and the governmental and non-governmental responses thereto, the Company deferred and accrued $3,360,000 of rent payments, excluding amounts related to Regal Cinemas as described below. Through September 30, 2022, the Company collected an aggregate of $3,301,000, or 98.2%, of such deferred rents. The balance of deferred rents deemed collectible, or $48,000, is expected to be repaid during the remainder of 2022 through January 2023.

In September 2022, Regal Cinemas’, a tenant at two properties (excluding a property owned by an unconsolidated joint venture) parent company, Cineworld Group plc., filed for Chapter 11 bankruptcy protection. As of September 30, 2022, Regal Cinemas did not pay their September (i) base rent of $158,000 and (ii) COVID-19 deferral repayments of $81,000. Of an aggregate of $1,449,000 of COVID-19-related deferred rent, the tenant still owes approximately $805,000 as of September 30, 2022. Such deferred rents were to be collected in equal monthly installments from September 2022 through June 2023. No base or deferred rents have been accrued as collections were deemed less than probable. In October 2022, the Company received the aggregate of $239,000 of rent and deferred rent due for October 2022. The Company prepared an impairment analysis on the properties tenanted by Regal Cinemas and determined no impairment charge was required as of September 30, 2022.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2022 (Continued)

NOTE 3 – LEASES (CONTINUED)

Minimum Future Rents

As of September 30, 2022, the minimum future contractual rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual rents include $23,399,000 of rent related to Regal Cinemas and does not include (i) straight-line rent or amortization of intangibles, (ii) COVID-19 lease deferral repayments accrued to rental income in 2020, (iii) $805,000 of COVID-19 lease deferral repayments due from Regal Cinemas which were not accrued to rental income and (iv) variable lease payments as described above.

From October 1 – December 31, 2022	$17,731
For the year ending December 31,
2023	70,266
2024	62,228
2025	57,942
2026	53,644
2027	45,287
Thereafter	160,427
Total	$467,525

Lease Termination Fees

In January 2022, the Company received $25,000 as a lease termination fee from a retail tenant which was recognized during the nine months ended September 30, 2022.

In January 2021, the Company received $350,000 as a lease termination fee from a retail tenant, of which $87,000 and $262,000 were recognized during the three and nine months ended September 30, 2021, respectively.

In December 2020, the Company received $88,000 as a lease termination fee from an industrial tenant, of which $74,000 was recognized during the nine months ended September 30, 2021.

Lessee Accounting

Ground Lease

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The ground lease expires March 3, 2025 and provides for up to four, 5-year renewal options and one seven-month renewal option. As of September 30, 2022, the remaining lease term, including renewal options deemed exercised, is 12.4 years. The Company recognized lease expense related to this ground lease of $150,000 and $449,000 for both the three and nine months ended September 30, 2022 and 2021, respectively, which is included in Real estate expenses on the consolidated statements of income.

Office Lease

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides for a five-year renewal option. As of September 30, 2022, the remaining lease term, including the renewal option deemed exercised, is 14.3 years. The Company recognized lease expense related to this office lease of $14,000 and $42,000 for the three and nine months ended September 30, 2022, respectively, and $14,000 and $41,000 for the three and nine months ended September 30, 2021, respectively, which is included in General and administrative expenses on the consolidated statements of income.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2022 (Continued)

NOTE 3 – LEASES (CONTINUED)

Minimum Future Lease Payments

As of September 30, 2022, the minimum future lease payments related to the operating ground and office leases are as follows (amounts in thousands):

From October 1 – December 31, 2022	$126
For the year ending December 31,
2023	507
2024	557
2025	626
2026	627
2027	629
Thereafter	5,591
Total undiscounted cash flows	$8,663
Present value discount	(1,667)
Lease liability	$6,996

NOTE 4 – REAL ESTATE ACQUISITIONS

The following tables detail the Company’s real estate acquisitions and allocations of the purchase price during the nine months ended September 30, 2022 (amounts in thousands). The Company determined that with respect to each of these acquisitions, the gross assets acquired are concentrated in a single identifiable asset. Therefore, these transactions do not meet the definition of a business and are accounted for as asset acquisitions. As such, direct transaction costs associated with these asset acquisitions have been capitalized to real estate assets and depreciated over the respective useful lives.

		Contract		Capitalized
	Date	Purchase	Terms of	Transaction
Description of Property	Acquired	Price	Payment	Costs
Conditioned Air Company of Naples LLC industrial facility,
Fort Myers, Florida	January 5, 2022	$8,100	All cash (a)	$66
Q.E.P. Co., Inc. industrial facility,
Dalton, Georgia	May 12, 2022	17,000	All cash (a)	330
Multi-tenant industrial facility,
Hillside, Illinois	May 16, 2022	5,770	All cash	112
Curaleaf, Inc. industrial facility,
Lexington, Kentucky	June 17, 2022	8,430	Cash and $5,480 mortgage (b)	80
Totals - Nine months ended September 30, 2022		$39,300		$588

		Building &	Intangible Lease			Market Cap	Discount
Description of Property	Land	Improvements	Asset	Liability	Total	Rate (c)	Rate (c)
Conditioned Air Company of Naples LLC industrial facility,
Fort Myers, Florida	$991	$6,876	$568	$(269)	$8,166	5.50%	5.60%
Q.E.P. Co., Inc. industrial facility,
Dalton, Georgia	547	15,836	1,223	(276)	17,330	5.00%	5.69%
Multi-tenant industrial facility,
Hillside, Illinois	2,560	2,975	539	(192)	5,882	6.25%	6.63%	(d)
Curaleaf, Inc. industrial facility,
Lexington, Kentucky	1,558	6,881	486	(415)	8,510	5.25%	5.88%
Totals - Nine months ended September 30, 2022	$5,656	$32,568	$2,816	$(1,152)	$39,888

______________________

(a)	Subsequent to the acquisitions of the Fort Myers, Florida and Dalton, Georgia properties, the Company obtained new mortgage debt of $4,860 and $10,000, bearing interest rates of 3.09% and 3.50% and maturing in 2031 and 2032, respectively.
(b)	Simultaneously with the acquisition of this property, the Company obtained new mortgage debt of $5,480, bearing an interest rate of 3.85% and maturing in 2047.
(c)	The fair value of the tangible and intangible assets of each property was assessed as of the acquisition date using an income approach and estimated cash flow projections which utilize an appropriate market capitalization rate and discount rate categorized as Level 3 unobservable inputs in the fair value hierarchy (as defined in Note 12).
(d)	Represents the weighted average discount rate of the warehouse lease (i.e., 5.77%) and the office lease (i.e., 9.03%).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2022 (Continued)

NOTE 5 – SALES OF PROPERTIES

The following table details the Company’s sales of real estate during the nine months ended September 30, 2022 and 2021 (amounts in thousands):

		Gross	Gain on Sale of
Description of Property	Date Sold	Sales Price	Real Estate, Net
Wendy's restaurant property,
Palmyra, Pennsylvania	March 22, 2022	$2,555	$1,200	(a)
Wendy's restaurant property,
Reading, Pennsylvania	March 22, 2022	2,525	1,184	(a)
Wendy's restaurant property,
Reading, Pennsylvania	March 22, 2022	2,485	1,175	(a)
Wendy's restaurant property,
Trexlertown, Pennsylvania	March 22, 2022	2,435	1,090	(a)
Orlando Baking industrial property,
Columbus, Ohio (b)	May 2, 2022	8,500	6,925
Havertys retail property,
Fayetteville, Georgia	June 17, 2022	4,800	1,125	(c)
Vacant retail property,
Columbus, Ohio	August 8, 2022	8,300	4,063
Totals - Nine months ended September 30, 2022		$31,600	$16,762

Whole Foods retail property & parking lot,
West Hartford, Connecticut (d)	June 17, 2021	$40,510	$21,469	(e)
Vacant retail property,
Philadelphia, Pennsylvania (f)	July 1, 2021	8,300	1,299	(g)
Totals - Nine months ended September 30, 2021		$48,810	$22,768

_______________________

(a)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $512 of unbilled rent receivable.
(b)	This property was classified as held-for-sale in the accompanying consolidated balance sheet at December 31, 2021.
(c)	As a result of this sale, the Company wrote-off, as a reduction to Gain on sale of real estate, net, $7 of unbilled rent receivable, $1 of unamortized intangible lease assets and $5 of unamortized intangible lease liabilities. In connection with the sale, the Company paid off the $1,563 mortgage.
(d)	In connection with the sale, the Company paid-off the $15,403 mortgage and incurred a $799 fee in connection with the early termination of the interest rate swap derivative (see Note 12), which was recorded as Prepayment costs on debt.
(e)	As a result of the sale, the Company wrote-off, as a reduction to Gain on sale of real estate, net, $1,148 of unbilled rent receivable and $967 of unamortized intangible lease assets.
(f)	In connection with the sale, the Company paid-off the $3,574 mortgage and incurred a $26 fee in connection with the early termination of the interest rate swap derivative (see Note 12), which was recorded as Prepayment costs on debt.
(g)	This property was owned by a consolidated joint venture in which the Company held a 90% interest. The non-controlling interest’s share of gain was $130.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2022 (Continued)

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

As of September 30, 2022, the VIE’s maximum exposure to loss was $16,146,000 which represented the carrying amount of the land. In purchasing the property in 2016, the owner/operator obtained a mortgage for $67,444,000 from a third party which, together with the Company’s purchase of the land, provided substantially all of the funds to acquire the multi-family property. The Company provided its land as collateral for the owner/operator’s mortgage loan; accordingly, the land position is subordinated to the mortgage. The mortgage balance was $65,122,000 as of September 30, 2022.

Pursuant to the ground lease, as amended in November 2020, the Company agreed, in its discretion, to fund 78% of (i) any operating expense shortfalls at the property and (ii) any capital expenditures required at the property. The Company funded $1,746,000 during the year ended December 31, 2021 and an additional $156,000 and $499,000 during the three and nine months ended September 30, 2022, respectively. These amounts are included as part of the carrying amount of the land.

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

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	September 30,	December 31,
	2022	2021
Land	$10,365	$10,365
Buildings and improvements, net of accumulated depreciation of $5,481 and $4,957, respectively	17,916	18,472
Cash	941	1,134
Unbilled rent receivable	1,058	1,020
Unamortized intangible lease assets, net	491	548
Escrow, deposits and other assets and receivables	808	878
Mortgages payable, net of unamortized deferred financing costs of $163 and $195, respectively	18,676	19,193
Accrued expenses and other liabilities	472	875
Unamortized intangible lease liabilities, net	437	475
Accumulated other comprehensive income (loss)	21	(33)
Non-controlling interests in consolidated joint ventures	959	946

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2022 (Continued)

NOTE 6 – VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITY AND CONSOLIDATED JOINT VENTURES (CONTINUED)

As of September 30, 2022 and December 31, 2021, MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in two consolidated joint ventures in which the Company has aggregate equity investments of approximately $4,612,000 and $4,691,000, respectively.

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and, in the event of a sale of, or refinancing of the mortgage encumbering, the property owned by such venture, the distributions to the Company may be less than that implied by the Company’s equity ownership interest in the venture.

NOTE 7 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of September 30, 2022 and December 31, 2021, the Company participated in three unconsolidated joint ventures, each of which owns and operates one property; the Company’s equity investment in these ventures totaled $10,309,000 and $10,172,000, respectively. The Company recorded equity in earnings of $82,000 and $310,000 for the three and nine months ended September 30, 2022, respectively, and equity in earnings of $77,000 and $75,000 for the three and nine months ended September 30, 2021, respectively.

On July 12, 2021, an unconsolidated joint venture sold a portion of its land, located in Savannah, Georgia for $2,559,000, net of closing costs. The Company’s 50% share of the gain from this sale was $801,000, which is included in Equity in earnings from sale of unconsolidated joint venture property on the consolidated statements of income for the three and nine months ended September 30, 2021. The unconsolidated joint venture retained approximately 2.2 acres of land at this property.

As of September 30, 2022 and December 31, 2021, MCB and the Company are partners in an unconsolidated joint venture in which the Company’s equity investment is approximately $8,920,000 and $8,773,000, respectively.

NOTE 8 – DEBT OBLIGATIONS

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	September 30,	December 31,
	2022	2021
Mortgages payable, gross	$406,164	$399,660
Unamortized deferred financing costs	(3,404)	(3,316)
Mortgages payable, net	$402,760	$396,344

Line of Credit

The Company has a credit facility with Manufacturers and Traders Trust Company and VNB New York, LLC, pursuant to which it may borrow up to $100,000,000, subject to borrowing base requirements. The facility is available for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $30,000,000 and 30% of the borrowing base, subject to a cap of (i) $20,000,000 for renovation purposes and (ii) $10,000,000 for operating expense purposes. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under the credit facility. The facility is guaranteed by subsidiaries of the Company that own unencumbered properties and the Company is required to pledge to the lenders the equity interests in such subsidiaries.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2022 (Continued)

NOTE 8 – DEBT OBLIGATIONS (CONTINUED)

The facility, which matures December 31, 2022, provides for an interest rate equal to the 30-day LIBOR rate plus an applicable margin ranging from 175 basis points to 300 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility. The applicable margin was 175 basis points at September 30, 2022 and 2021. An unused facility fee of .25% per annum applies to the facility. The weighted average interest rate on the facility was approximately 2.74% and 1.86% for the nine months ended September 30, 2022 and 2021, respectively. The Company was in compliance with all covenants at September 30, 2022.

The following table details the Line of credit, net, balances per the consolidated balance sheets (amounts in thousands):

	September 30,	December 31,
	2022	2021
Line of credit, gross	$11,000	$11,700
Unamortized deferred financing costs	(54)	(216)
Line of credit, net	$10,946	$11,484

At September 30, 2022 and November 1, 2022, $89,000,000 and $86,200,000, respectively, was available to be borrowed under the facility, including an aggregate of up to $30,000,000 available at each date for renovation and operating expense purposes.

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

In consideration for the Services, the Company paid Majestic $763,000 and $2,289,000 for the three and nine months ended September 30, 2022, respectively, and $766,000 and $2,330,000 for the three and nine months ended September 30, 2021, respectively. Included in these amounts are fees for property management services of $333,000 and $999,000 for the three and nine months ended September 30, 2022, respectively, and $330,000 and $1,021,000 for the three and nine months ended September 30, 2021, respectively. The amounts paid for property management services are based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic with respect to properties managed by third parties. The Company also paid Majestic, pursuant to the compensation and services agreement, $79,000 and $238,000 for the three and nine months ended September 30, 2022, respectively, and $74,000 and $221,000 for the three and nine months ended September 30, 2021, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2022 (Continued)

NOTE 9 – RELATED PARTY TRANSACTIONS (CONTINUED)

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and restricted stock units (“RSUs”) under the Company’s stock incentive plans (described in Note 11). The related expense charged to the Company’s operations was $640,000 and $1,927,000 for the three and nine months ended September 30, 2022, respectively, and $581,000 and $1,971,000 for the three and nine months ended September 30, 2021, respectively.

The amounts paid under the compensation and services agreement (except for the property management costs which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income.

Joint Venture Partners and Affiliates

The Company paid an aggregate of $19,000 and $60,000 for the three and nine months ended September 30, 2022, respectively, and $21,000 and $59,000 for the three and nine months ended September 30, 2021, respectively, to its consolidated joint venture partner or their affiliates (none of whom are officers, directors, or employees of the Company) for property management services, which are included in Real estate expenses on the consolidated statements of income.

The Company’s unconsolidated joint ventures paid management fees of $32,000 and $101,000 for the three and nine months ended September 30, 2022, respectively, and $28,000 and $88,000 for the three and nine months ended September 30, 2021, respectively, to the other partner of the ventures (none of whom are officers, directors, or employees of the Company), which reduced Equity in earnings on the consolidated statements of income by $16,000 and $51,000 for the three and nine months ended September 30, 2022, respectively, and $14,000 and $44,000 for the three and nine months ended September 30, 2021, respectively.

Other

During 2022 and 2021, the Company paid quarterly fees of (i) $78,250 and $74,500, respectively, to the Company’s chairman and (ii) $31,300 and $29,800, respectively, to the Company’s vice-chairman. These fees are included in General and administrative expenses on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party, and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties. Amounts reimbursed to Gould Investors were $586,000 during the three and nine months ended September 30, 2022 and $1,402,000 during the three and nine months ended September 30, 2021. Included in Real estate expenses on the consolidated statements of income is insurance expense of $187,000 and $793,000 for the three and nine months ended September 30, 2022, respectively, and $366,000 and $928,000 for the three and nine months ended September 30, 2021, respectively. The balance of amounts reimbursed to Gould Investors represents prepaid insurance and is included in Other Assets on the consolidated balance sheets.

NOTE 10 – EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing net income allocable to common stockholders for each period by the weighted average number of shares of common stock outstanding during the applicable period. Net income is also allocated to the unvested restricted stock outstanding during each period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of September 30, 2022, the shares of common stock underlying the RSUs awarded between 2020 and 2022 under the 2019 and 2022 Incentive Plans (see Note 11) are excluded from the basic earnings per share calculation, as these units are not participating securities.

Diluted earnings per share reflects the potential dilution that could occur if securities or other rights exercisable for, or convertible into, common stock were exercised or converted or otherwise resulted in the issuance of common stock that shared in the earnings of the Company.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2022 (Continued)

NOTE 10 – EARNINGS PER COMMON SHARE (CONTINUED)

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator for basic and diluted earnings per share:
Net income	$7,221	$6,212	$33,346	$32,501
Deduct net income attributable to non-controlling interests	(17)	(153)	(52)	(151)
Deduct earnings allocated to unvested restricted stock (a)	(320)	(318)	(1,134)	(1,108)
Net income available for common stockholders: basic and diluted	$6,884	$5,741	$32,160	$31,242
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	20,340	20,115	20,361	20,044
Effect of dilutive securities: RSUs	76	158	111	154
Denominator for diluted earnings per share:
Weighted average number of shares	20,416	20,273	20,472	20,198

Earnings per common share, basic	$.34	$.29	$1.58	$1.56
Earnings per common share, diluted	$.34	$.28	$1.57	$1.55

________________________________________________________________

(a)	Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

The following table identifies the number of shares of common stock underlying the RSUs that are included in the calculation, on a diluted basis, of the weighted average number of shares of common stock for such periods:

Three and Nine Months Ended September 30, 2022:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award (b)	Shares	Capital Metric	Return Metric	Total	Excluded (c)
July 1, 2022	85,350	20,210	—	20,210	65,140
August 3, 2021	80,700	40,350	—	40,350	40,350
August 3, 2020	75,026	37,513	37,513	75,026	—
Totals	241,076	98,073	37,513	135,586	105,490

Three and Nine Months Ended September 30, 2021:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award (b)	Shares (d)	Capital Metric	Return Metric	Total	Excluded (c)
August 3, 2021	80,700	23,375	17,722	41,097	39,603
August 3, 2020	75,026	37,513	37,513	75,026	—
July 1, 2019 (e)	75,026	37,513	37,513	75,026	—
Totals	230,752	98,401	92,748	191,149	39,603

__________________________

(a)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is September 30 of the applicable period.
(b)	The RSUs awarded in 2022, 2021 and 2020 vest, subject to satisfaction of the applicable market and/or performance conditions, as of June 30, 2025, 2024 and 2023, respectively (see Note 11).
(c)	Excluded as the applicable conditions had not been met for these shares at the applicable measurement dates.
(d)	During 2019, 2,750 shares of the 2019 award were forfeited.
(e)	With respect to the RSUs awarded July 1, 2019, 64,488 shares were deemed to have vested and the balance of 10,538 shares were forfeited in June 2022. The vested shares were issued in August 2022 (see Note 11).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2022 (Continued)

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock Dividend

On September 15, 2022, the Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company’s common stock, totaling approximately $9,460,000. The quarterly dividend was paid on October 7, 2022 to stockholders of record on September 27, 2022.

Stock Repurchase Program

In September 2022, the Board of Directors authorized a repurchase program of up to $7,500,000 of the Company’s common stock in the open market, through privately negotiated transactions or otherwise. (The $7,500,000 includes the $2,286,000 available pursuant to the repurchase program authorized in March 2016.) During the three and nine months ended September 30, 2022, the Company repurchased approximately 75,000 and 208,000 shares of common stock, for total consideration of $1,822,000 and $5,214,000, net of commissions of $5,000 and $12,000, respectively. At September 30, 2022, the entire $7,500,000 is available for the repurchase of shares of common stock. No shares were repurchased by the Company during the three and nine months ended September 30, 2021.

Shares Issued through the At-the-Market Equity Offering Program

During the nine months ended September 30, 2022, the Company sold approximately 17,000 shares for proceeds of $604,000, net of commissions of $12,000, and incurred offering costs of $41,000 for professional fees. No shares were sold during the three months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Company sold approximately 49,000 shares for proceeds of $1,489,000, net of commissions of $30,000, and incurred offering costs of $65,000 for professional fees.

Dividend Reinvestment Plan

The Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price (as such price is calculated pursuant to the DRP). From June 2020 through June 2021, the Company suspended the dividend reinvestment feature of its DRP; such feature was reinstated in June 2021. The discount from the market price is currently 3%. Under the DRP, the Company issued approximately 40,000 and 51,000 shares of common stock during the three and nine months ended September 30, 2022, respectively, and 31,000 shares were issued during the three and nine months ended September 30, 2021.

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

The following details the shares subject to awards that are outstanding under the Plans as of September 30, 2022:

	2022	2019	2016
	Incentive Plan (a)	Incentive Plan (b)	Incentive Plan (b)
Restricted stock	—	437,375	275,000
RSUs	85,350	155,726	—
Totals	85,350	593,101	275,000

_________________

(a)	This plan was approved by Company’s stockholders in June 2022.
(b)	No additional awards may be granted under such plan.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2022 (Continued)

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

The following table reflects the activities involving RSUs:

	2022 (a)	2021	2020	2019		2018
RSUs granted (b)	85,350	80,700	75,026	77,776		76,250
RSUs vested	—	—	—	64,488	(c)	73,750	(d)
RSUs forfeited (e)	—	—	—	13,288		2,500
RSUs outstanding	85,350	80,700	75,026	—		—
Vesting Date (f) (g)	6/30/2025	6/30/2024	6/30/2023	6/30/2022		6/30/2021

_________________

(a)	These shares were granted in July 2022.
(b)	The shares underlying the RSUs are excluded from the shares shown as outstanding on the balance sheet until they have vested and been issued.
(c)	Such shares were issued in August 2022.
(d)	Such shares were issued in August 2021.
(e)	10,538 shares of the 2019 grant were not earned in 2022 because the applicable market condition was only partially satisfied. During 2019, 2,750 shares of the 2019 grant and 2,500 shares of the 2018 grant were forfeited (see Note 10).
(f)	Generally, the recipient must maintain a relationship with the Company during the applicable three-year performance cycle.
(g)	RSUs vest upon satisfaction of metrics related to average annual total stockholder return ("TSR Metric") and average annual return on capital ("ROC Metric"; together with the TSR Metric, the "Metrics") and are issued after the Compensation Committee determines the Metrics with respect to the vesting of such shares have been satisfied.

The specific metrics and other material terms and conditions of the RSUs are as follows:

Year RSU Granted	Metric	Weight	Minimum Performance Criteria (a)	Maximum Performance Criteria (a)
2018 - 2020 (b)	ROC Metric (c)	50%	Average of annual ROC of at least 7%	Average of annual ROC of at least 9.75%
	TSR Metric (d)	50%	Average of annual TSR of at least 7%	Average of annual TSR of at least 12.0%
2021 - 2022 (e) (f)	ROC Metric (c)	50%	Average of annual ROC of at least 6%	Average of annual ROC of at least 8.75%
	TSR Metric (d)	50%	Average of annual TSR of at least 6%	Average of annual TSR of at least 11.0%

_________________

(a)	If the average annual ROC or TSR falls between the applicable minimum and maximum performance criteria, a pro-rata portion of such units, as applicable, vest.
(b)	Such RSUs are not entitled to voting or dividend rights.
(c)	The ROC Metrics meet the definition of a performance condition. Fair value is based on the market value on the date of grant and the performance assumptions are re-evaluated quarterly. The Company does not recognize expense on ROC Awards which it does not expect the performance conditions to be met.
(d)	The TSR Metrics meet the definition of a market condition. A third-party appraiser prepares a Monte Carlo simulation pricing model to determine the fair value of such awards, which is recognized ratably over the three-year service period. For the 2022 TSR awards, the per unit or share fair value was estimated using the following assumptions: an expected life of three years, a dividend rate of 7.10%, a risk-free interest rate of 1.58% - 3.33% and an expected price volatility of 29.37% - 39.87%.
(e)	Such RSUs are (i) not entitled to voting rights and (ii) upon vesting, the holders receive an amount equal to the dividends that would have been paid on the underlying shares had such shares been outstanding during the three-year performance cycle.
(f)	The Company accrued dividend equivalents for the 2022 and 2021 RSUs of $23,000 and $135,000, respectively, based on the number of shares that would have been issued, underlying such RSUs, using performance and market assumptions determined as of September 30, 2022.

As of September 30, 2022, based on performance and market assumptions, the fair value of the RSUs granted in 2022, 2021 and 2020 is $1,352,000, $1,846,000 and $962,000, respectively. Recognition of such deferred compensation will be charged to General and administrative expense over the respective three-year performance cycles. None of these RSUs were forfeited or vested during the three and nine months ended September 30, 2022.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2022 (Continued)

NOTE 11 – STOCKHOLDERS’ EQUITY (CONTINUED)

The following is a summary of the activity of the Plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Restricted stock grants:
Number of shares	—	—	153,575	151,500
Average per share grant price	$—	$—	$33.75	$20.34
Deferred compensation to be recognized over vesting period	$—	$—	$5,183,000	$3,082,000

Number of non-vested shares:
Non-vested beginning of period	712,375	707,050	706,450	701,675
Grants	—	—	153,575	151,500
Vested during period	—	—	(146,900)	(145,725)
Forfeitures	—	(500)	(750)	(900)
Non-vested end of period	712,375	706,550	712,375	706,550

RSU grants:
Number of underlying shares	85,350	80,700	85,350	80,700
Average per share grant price	$26.44	$30.46	$26.44	$30.46
Deferred compensation to be recognized over vesting period	$1,352,000	$1,647,000	$1,352,000	$1,647,000

Number of non-vested shares:
Non-vested beginning of period	155,726	150,052	230,752	223,802
Grants	85,350	80,700	85,350	80,700
Vested during period	—	—	(64,488)	(73,750)
Forfeitures	—	—	(10,538)	—
Non-vested end of period	241,076	230,752	241,076	230,752

Restricted stock and RSU grants (based on grant price):
Weighted average per share value of non-vested shares	$26.26	$25.04	$26.26	$25.04
Value of stock vested during the period	$—	$—	$5,535,000	$5,165,000
Weighted average per share value of shares forfeited during the period	$—	$24.84	$29.12	$24.57

Total charge to operations:
Outstanding restricted stock grants	$951,000	$871,000	$3,106,000	$2,859,000
Outstanding RSUs	355,000	292,000	1,084,000	1,332,000
Total charge to operations	$1,306,000	$1,163,000	$4,190,000	$4,191,000

As of September 30, 2022, total compensation costs of $9,191,000 and $2,599,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average remaining vesting period is 2.3 years for the restricted stock and 1.8 years for the RSUs.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2022 (Continued)

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

The carrying amounts of cash and cash equivalents, escrow, deposits and other assets and receivables (excluding interest rate swaps), dividends payable, and accrued expenses and other liabilities (excluding interest rate swaps), are not measured at fair value on a recurring basis but are considered to be recorded at amounts that approximate fair value.

The fair value and carrying amounts of the Company’s mortgages payable are as follows (dollars in thousands):

	September 30,	December 31,
	2022	2021
Fair value of mortgages payable (a)	$377,467	$419,354
Carrying value of mortgages payable	$406,164	$399,660
Fair value (less) greater than carrying value	$(28,697)	$19,694
Blended market interest rate	5.75%	3.20%
Weighted average remaining term to maturity (years)	6.7	6.4

______________________

(a)	Estimated using unobservable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

At September 30, 2022 and December 31, 2021, the carrying amount of the Company’s line of credit (before unamortized deferred financing costs) of $11,000,000 and $11,700,000, respectively, approximates its fair value.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair Value on a Recurring Basis

As of September 30, 2022, the Company had in effect 17 interest rate derivatives, all of which were interest rate swaps, related to 17 outstanding mortgage loans with an aggregate $49,721,000 notional amount maturing between 2023 and 2026 (weighted average remaining term to maturity of 1.9 years). The Company’s objective in using interest rate swaps is to add stability to interest expense. These interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.02% to 4.62% and a weighted average interest rate of 4.07% at September 30, 2022). The Company does not use derivatives for trading or speculative purposes.

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with it use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of September 30, 2022, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy. The Company does not currently own any financial instruments that are measured on a recurring basis and that are classified as Level 1 or 3.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2022 (Continued)

NOTE 12 – FAIR VALUE MEASUREMENTS (CONTINUED)

The fair value of the Company’s derivative financial instruments was determined to be the following (amounts in thousands):

		Carrying and	Balance Sheet
	As of	Fair Value	Classification
Financial assets: Interest rate swaps	September 30, 2022	$1,856	Other assets
	December 31, 2021	—

Financial liabilities: Interest rate swaps	September 30, 2022	$—	Other liabilities
	December 31, 2021	1,514

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Amount of gain (loss) recognized on derivatives in other comprehensive loss	$931	$(31)	$2,886	$722
Amount of reclassification from Accumulated other comprehensive income (loss) into Interest expense	—	(348)	(485)	(1,937)

During the nine months ended September 30, 2021, in connection with the sale of two properties and the early payoff of the related mortgages, the Company determined to discontinue hedge accounting on the related interest rate swaps as the hedged forecasted transactions were no longer probable to occur. As such, the Company accelerated the reclassification of $24,000 and $808,000 during the three and nine months ended September 30, 2021, from accumulated other comprehensive loss to interest expense which is recorded as Prepayment costs on debt on the consolidated statements of income.

During the twelve months ending September 30, 2023, the Company estimates an additional $1,001,000 will be reclassified from Accumulated other comprehensive loss as a decrease to Interest expense.

The derivative agreements in effect at September 30, 2022 provide that if the wholly-owned subsidiary of the Company which is a party to such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for such swap breakage losses.

As of December 31, 2021, the fair value of the derivatives in a liability position, including accrued interest of $84,000, but excluding any adjustments for non-performance risk, was approximately $1,632,000. In the event the Company had breaches of any of the contractual provisions of the derivative contracts, it would be required to settle its obligations thereunder at their termination liability value of $1,632,000 as of December 31, 2021. This termination liability value, net of adjustments for non-performance risk of $34,000, is included in Accrued expenses and other liabilities on the consolidated balance sheet at December 31, 2021. There were no such derivatives in a liability position at September 30, 2022.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2022 (Continued)

NOTE 13 – OTHER INCOME

Settlement of the Round Rock Guaranty Litigation

On April 15, 2022, the Company received $5,388,000 in connection with the settlement of the lawsuit captioned OLP Wyoming Springs, LLC, Plaintiff, v. Harden Healthcare, LLC, Defendant, v Benjamin Hanson, Intervenor, which sum is recognized as Income on settlement of litigation on the consolidated statement of income for the nine months ended September 30, 2022.

Insurance Recoveries on Hurricane Casualty

In 2020, a portion of a multi-tenant building at the Company’s Lake Charles, Louisiana property was damaged due to Hurricane Laura. The Company submitted a claim to its insurance carrier to cover, less the $263,000 deductible, and by February 2022, the Company has been reimbursed (i) the approximate $2,306,000 cost to rebuild the damaged portion of the building and (ii) $259,000 of losses in rental income. The Company recognized a gain on insurance recoveries of $0 and $918,000 during the three and nine months ended September 30, 2022, respectively, and $675,000 and $695,000 during the three and nine months ended September 30, 2021, respectively, which is included in Other income on the consolidated statements of income.

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

Challenges and Uncertainties Facing Certain Tenants and Properties

As more fully described in our Annual Report, and in particular, the sections thereof entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations”, certain of our properties and tenants (including the Manahawkin Property (as defined below) and The Vue (as described below)) face various challenges. There have been no material changes to the status of such properties from that described in our Annual Report expect as described below:

Regal Cinemas

Regal Cinemas, or Regal, is a tenant at three properties, including a property owned by an unconsolidated joint venture in which we have a 50% equity interest. Regal’s parent, Cineworld Group plc, filed for Chapter 11 bankruptcy protection in September 2022. At September 30, 2022, Regal is obligated to pay us (and with respect to the unconsolidated joint venture, our 50% share of), (i) through September 30, 2023, $3.0 million, including $906,000 of COVID-19 rent deferral repayments, and (ii) from October 1, 2023 through 2035, an aggregate of $22.2 million of base rent (collectively, the “Obligated Amount”). Regal did not pay the rent (i.e., $178,000) or deferred rent (i.e., $91,000) that was payable for September 2022 but paid $269,000 in October 2022, representing the rent and deferred rent due for such month. As a result, during the three months ended September 30, 2022, we collected $181,000 of deferred rent and $356,000 of base rent, representing 66.7% and 66.7% of the deferred rent and base rent, respectively, payable by Regal during such quarter. (Because the collection of amounts owed by Regal is deemed to be less than probable, we have not accrued Regal’s base rent or deferred rent and since October 2020, have been reporting same on a cash basis). We and Regal are discussing significant modifications to the terms of these leases, including the cancellation of deferred rent, the reduction of base rent and shortened lease terms. We anticipate that the amounts we collect in the future will be significantly reduced from the Obligated Amount and there is uncertainty as to whether we will be required to take an impairment with respect to these properties. We summarize below certain information about these properties.

1.	Consolidated Properties

At September 30, 2022, our Indianapolis, Indiana property had mortgage debt, intangible lease liabilities and intangible lease assets of approximately $3.8 million, $580,000 and $624,000, respectively. There is no mortgage debt, intangible lease liabilities or intangible lease assets at the Greensboro, North Carolina property at which we lease the underlying fee and in turn lease the property to Regal. We estimate that the carrying costs for these two properties for the twelve months ending September 30, 2023, are approximately $1.2 million, including ground lease rent of $464,000 (which sum has historically been paid directly by Regal to the owner of the Greensboro property), real estate taxes of approximately $249,000, and debt service of $450,000 (including $134,000 of deferred interest payments). Regal is the primary obligor with respect to $456,000 of these carrying costs and we are responsible with respect to such amount if it is not paid by Regal.

2.	Unconsolidated Property

Regal is a tenant at a multi-tenant property located in Manahawkin, New Jersey (the “Manahawkin Property”) and which is owned by an unconsolidated joint venture. Our 50% share of the base rent paid by Regal at this property during the nine months ended September 30, 2022, and the year ended December 31, 2021 was $158,000 and $139,000, respectively, representing 14.9% and 10.3%, respectively, of our share of the total base rent payable by all tenants at the Manahawkin Property, respectively. (Our 50% share of the deferred rent paid by Regal at this property during the nine months ended September 30, 2022 was $81,000 and is excluded from the base rent payments described in the immediately preceding sentence). At September 30, 2022, our share of the mortgage debt at this property was approximately $10.8 million.

Our cash flow and profitability will be adversely impacted by the anticipated modifications to Regal’s leases or if the issues with respect to the other challenged properties identified in the Annual Report are not resolved in a satisfactory manner.

Challenges and Uncertainties as a Result of the Volatile Economic Environment

During the three and nine months ended September 30, 2022, economic uncertainty and stock market volatility have increased due to a number of factors, including rising inflation, increasing interest rates, the continuing COVID-19 pandemic, and lingering supply chain disruptions. This uncertainty, volatility and the related causes may adversely impact us in the future. Most of our leases require the tenants to pay (or to reimburse us for) their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, thereby reducing our exposure to increases in operating expenses resulting from inflation or other factors. Additionally, many of our leases include scheduled rent increases. In the event inflation causes increases in our real estate operating expense (to the extent such expense is not paid directly by or reimbursed to us by our tenants), general and administrative expenses, or higher interest rates on our floating rate debt increase our cost of doing business, such increased costs would not be passed through to tenants and could adversely affect our results of operations. Finally, due to these uncertain conditions, we anticipate that in the near-term we will be especially cautious in acquiring properties.  As a result, our ability, in the near term, to grow revenue and net income through acquisitions will be adversely affected.

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

We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial and retail properties, and to a lesser extent, health and fitness, restaurant, theater, and other properties, many of which are subject to long-term net leases. As of September 30, 2022, we own 118 properties (including three properties owned by consolidated joint ventures and three properties owned by unconsolidated joint ventures) located in 31 states. Based on square footage, our occupancy rate at September 30, 2022 is approximately 98.4%.

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

Over the past several years, we have been addressing the challenges presented by the growth of e-commerce and our exposure to the retail industry by focusing on acquiring industrial properties (primarily warehouse and distribution facilities) and properties that we believe capitalize on e-commerce activities, and disposing of retail properties which we did not believe to be advantageous to hold for the long-term. Approximately 62.2% of our 2022 contractual base rent (as described below) is derived from industrial properties and 26.6%, 4.7%, 4.1%, and 2.4% from retail, health and fitness, restaurant, and other properties, respectively. We face significant competition in seeking to acquire industrial properties. The returns and cash flow we generate from industrial properties, and in particular, the returns and cash flow generated by the reinvestment in industrial properties of the net proceeds from the sale of retail properties is not, in many cases, as favorable to us as the returns and cash flow currently generated by our retail properties. Decreases in cash flows or returns on investments resulting from the ongoing transition to the ownership of lower yielding industrial properties from the ownership of higher yielding retail properties will make it more difficult for us to sustain our current level of dividend payments.

Our 2022 contractual base rent is approximately $69.6 million and represents, after giving effect to any abatements, concessions, deferrals or adjustments in effect as of September 30, 2022, the base rent payable to us during the twelve months ending September 30, 2023 under leases in effect at September 30, 2022. Excluded from such contractual rental income is an aggregate of $7.5 million comprised of: (i) $2.1 million of base rent and $906,000 of COVID-19 rent deferral repayments due from Regal Cinemas during the twelve months ending September 30, 2023 (including our share of $237,000 of base rent payable and $101,000 of COVID-19 rent deferral repayments due from Regal Cinemas at a joint venture property) - (See “-Challenges and Uncertainties Facing Certain Tenants and Properties”), (ii) $1.4 million representing our share of the base rent payable during the twelve months ending September 30, 2023 to our joint ventures (excluding amounts from Regal Cinemas noted above), (iii) subject to the property generating specified levels of positive operating cash flow, $1.3 million of estimated variable lease payments from The Vue Apartments, a multi-family complex which ground leases the underlying land from us and as to which there is uncertainty as to when and whether the tenant will resume paying rent, (iv) approximately $949,000 of straight-line rent and $821,000 of amortization of intangibles, and (v) $48,000 of COVID-19 rent deferral repayments (other than those due from Regal Cinemas noted above) due during the twelve months ending September 30, 2023, which were accrued to rental income in 2020, and of which $12,000 was paid in October 2022.

The following table sets forth scheduled expirations of leases for our properties as of September 30, 2022 for the periods indicated below:

	Number	Approximate		Contractual
Lease Expiration (1)	of	Square	Contractual	Base Rent
12 Months Ending	Expiring	Footage Subject to	Base Rent Under	Represented by
September 30,	Leases	Expiring Leases (2)	Expiring Leases	Expiring Leases
2023	9	280,083	$1,154,115	1.7%
2024	29	1,179,047	9,695,576	13.9
2025	14	629,368	5,376,593	7.7
2026	14	726,371	4,461,082	6.4
2027	30	1,941,021	13,023,481	18.7
2028	19	1,219,654	7,026,969	10.1
2029	8	1,401,245	6,955,959	10.0
2030	7	519,187	4,164,261	6.0
2031	8	874,126	4,620,956	6.6
2032	7	264,231	2,296,671	3.3
2033 and thereafter	24	1,553,510	10,866,049	15.6
	169	10,587,843	$69,641,712	100.0%
(1)	Lease expirations assume tenants do not exercise existing renewal or termination options.
(2)	Excludes an aggregate of 26,517 square feet of vacant space.

Property Transaction During the Three Months Ended September 30, 2022

On August 8, 2022, we sold a retail property located in Columbus, Ohio for a gross sales price of $8.3 million and recognized a gain of $4.1 million from this sale.  This property contributed (i) $40,000 and $552,000 of rental income, net, (ii) $0 and $262,000 of lease termination fee income and (iii) $233,000 and $126,000 of operating expenses (including depreciation and amortization expense of $62,000 and $112,000) in the nine months ended September 30, 2022 and 2021, respectively.

Stock Repurchase Program

During the three months ended September 30, 2022, we repurchased approximately 75,000 shares of common stock for total consideration of $1.8 million. In September 2022, the Board of Directors authorized a repurchase program of up to $7.5 million of our common stock in the open market, through privately negotiated transactions or otherwise. The $7.5 million includes the $2.3 million available pursuant to the share repurchase program authorized in March 2016. At September 30, 2022, the entire $7.5 million is available for the repurchase of shares of our common stock.

Potential Receipt of Proceeds from The Vue

Our ground lease tenant at The Vue – Beachwood, Ohio, is a plaintiff/claimant in various legal proceedings (the “Proceedings”) against, among others, the developer of such apartment complex alleging, among other things, that the buildings’ construction was flawed. In late October, the parties to the Proceedings entered into a settlement agreement which provides, among other things, that the payment to be made to settle the Proceedings (the “Settlement Payment”) will be made by late November 2022 and contemplates that although we were not a party to the Proceedings, that we will release certain claims, if any, related to or arising out of the Proceedings. Our lease with the tenant provides that we are entitled, after the payment of certain expenses, to the Settlement Payment. As a result, we estimate that we are entitled to receive between $3.5 million to $4.5 million in the quarter ending December 31, 2022. We can provide no assurance that we will receive the net proceeds from the Settlement Payment.

Lease Extensions

Subsequent to September 30, 2022, we entered into lease amendments with Shutterfly, a tenant at our property in Fort Mill, South Carolina and Power Distributors, a tenant at our property in Ankeny, Iowa – these tenants account for an aggregate of $2.2 million, or 3.2%, of our 2022 contractual rental income. Shutterfly’s lease was extended through 2033 and provides, effective as of July 1, 2023, for an annual base rent of $2.0 million (an approximate 67% increase in base rent over the base rent payable in June 2023) with annual increases of not less than 3%. We agreed to provide Shutterfly up to $1.0 million of tenant improvements. Power Distributors’ lease was extended for seven years and effective as of November 1, 2023, provides for an annual base rent of $864,000 (an increase of 10% from the base rent in effect in October 2022), with 3% annual increases thereafter.

Results of Operations

Total revenues

The following table compares total revenues for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Dollars in thousands)	2022	2021	(Decrease)	% Change	2022	2021	(Decrease)	% Change
Rental income, net	$21,473	$20,349	$1,124	5.5	$64,476	$61,338	$3,138	5.1
Lease termination fees	—	87	(87)	(100.0)	25	336	(311)	(92.6)
Total revenues	$21,473	$20,436	$1,037	5.1	$64,501	$61,674	$2,827	4.6

Rental income, net.

The following table details the components of rental income, net, for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Dollars in thousands)	2022	2021	(Decrease)	% Change	2022	2021	(Decrease)	% Change
Acquisitions (a)	$1,213	$139	$1,074	772.7	$2,705	$192	$2,513	1,308.9
Dispositions (b)	2	693	(691)	(99.7)	618	2,887	(2,269)	(78.6)
Same store (c)	20,258	19,517	741	3.8	61,153	58,259	2,894	5.0
Rental income, net	$21,473	$20,349	$1,124	5.5	$64,476	$61,338	$3,138	5.1
(a)	Represents rental income from properties acquired since January 1, 2021.
(b)	Represents rental income from properties sold since January 1, 2021.
(c)	Represents rental income from 109 properties that were owned for the entirety of the periods presented.

Changes due to acquisitions and dispositions

The three and nine months ended September 30, 2022 reflect increases of $1.1 million and $2.5 million, respectively, generated by seven properties acquired in 2021 and 2022 (i.e., for the three and nine months ended September 30, 2022, $341,000 and $1.3 million, respectively, from the three properties acquired in 2021 and $733,000 and $1.2 million, respectively, from the four properties acquired during 2022). Offsetting the increases are decreases due to the inclusion, in the three and nine months ended September 30, 2021, of rental income of $691,000 and $2.3 million, respectively, from properties sold during 2021 and 2022 (i.e., for the three and nine months ended September 30, 2022, $74,000 and $1.1 million, respectively, from four properties sold in 2021 and $617,000 and $1.2 million, respectively, from seven properties sold in 2022).

Changes at same store properties

The increases in same store rental income during the three and nine months ended September 30, 2022 are due to:

-	$226,000 and $324,000, respectively, in tenant reimbursements, of which $192,000 and $204,000, respectively, relates to real estate taxes (the 2021 periods include a $148,000 real estate refund paid to a tenant) and $34,000 and $120,000, respectively, relates to operating expenses generally incurred in the same period,
-	$218,000 and $464,000, respectively, of rental income due to a new tenant (i.e., Lion Brewery) at our Pittston, Pennsylvania property,
-	$176,000 and $455,000, respectively, of rental income due to a lease amendment and extension for The Toro Company, a tenant at one of our El Paso, Texas properties,

-	$63,000 and $105,000, respectively, of rental income due to a new tenant at our formerly vacant Crystal Lake, Illinois property,
-	$43,000 and $190,000, respectively, of rental income from various lease amendments and extensions at our Royersford, Pennsylvania shopping center, and
-	$99,000 and $1.1 million, respectively, from two Regal Cinemas properties (including the collection of $161,000 and $644,000, respectively, of rent deferred from 2020 through 2021) - see “- Challenges and Uncertainties Facing Certain Tenants and Properties” for further information regarding Regal Cinemas’ non-payment of September 2022 rent of $239,000, including a COVID-19 deferral repayment of $81,000.

Lease termination fees.

In connection with the exercise of early lease termination options, we recognized $87,000 and $336,000, respectively, in the three and nine months ended September 30, 2021.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Dollars in thousands)	2022	2021	(Decrease)	% Change	2022	2021	(Decrease)	% Change
Operating expenses:
Depreciation and amortization	$5,970	$5,596	$374	6.7	$17,718	$17,055	$663	3.9
General and administrative	3,769	3,559	210	5.9	11,534	10,970	564	5.1
Real estate expenses	3,970	3,199	771	24.1	11,206	10,272	934	9.1
State taxes	60	55	5	9.1	211	221	(10)	(4.5)
Total operating expenses	$13,769	$12,409	$1,360	11.0	$40,669	$38,518	$2,151	5.6

Depreciation and amortization. The increases in the three and nine months ended September 30, 2022 are due primarily to:

-	$506,000 and $1.2 million, respectively, of such expense from properties acquired in 2022 and 2021 (including $192,000 and $710,000, respectively, from properties acquired in 2021),
-	$123,000 and $295,000, respectively, of depreciation from improvements at several properties, and
-	$63,000 and $119,000, respectively, of leasing commissions at several properties.

The increases were offset by:

-	the inclusion, in the three and nine months ended September 30, 2021, of $106,000 and $409,000, respectively, of such expense from the properties sold since January 1, 2021,
-	the inclusion, in the nine months ended September 30, 2021, of $191,000 of accelerated amortization of tenant origination costs in connection with a tenant’s exercise of a lease termination option, and
-	decreases, in the three and nine months ended September 30, 2022, of $212,000 and $394,000, respectively, related to improvements and tenant origination costs at several properties that prior to September 30, 2022 were fully amortized.

General and administrative. The increase in the three months ended September 30, 2022 is primarily due to increases of:

- $142,000 in non-cash compensation expense related to (i) the increase in the number and higher fair value of the restricted stock granted in 2022 in comparison to the awards granted in 2017, and (ii) more favorable projections of the achievability of performance metrics related to RSUs, and

-	$100,000 of compensation expense primarily due to higher levels of compensation, and to a lesser extent, additional employees.

The increase in the nine months ended September 30, 2022 is primarily due to increases of:

-	$375,000 of compensation expense primarily due to higher levels of compensation, and to a lesser extent, additional employees, and
-	$129,000 in professional fees related to various matters, none of which was individually significant.

Real estate expenses. The increases in the three and nine months ended September 30, 2022 are primarily due to:

-	the accrual of real estate taxes of $229,000 and $229,000, respectively, for our two Regal Cinema properties which have not yet been paid by Regal, as there is uncertainty as to whether Regal will satisfy its obligation to make such payment (see “- Challenges and Uncertainties Facing Certain Tenants and Properties”),
-

aggregate increases of $187,000 and $255,000, respectively, of other real estate expenses, and $45,000 and $173,000, respectively, of insurance expense for several properties, none of which were individually significant,

-	aggregate increases of $181,000 and $252,000, respectively, relating to real estate tax expense for several properties, none of which were individually significant (the 2021 periods include a $148,000 real estate tax refund for a property), and

-$170,000 and $304,000, respectively, from properties acquired in 2022 and 2021.

The increase was offset in the nine months ended September 30, 2022 due primarily to decreases of (i) $188,000 in litigation expense (the “Round Rock Litigation”) related to our former assisted living facility in Round Rock, Texas, with respect to which we received a $5.4 million settlement payment (see Note 13 to our consolidated financial statements), and (ii) $82,000 related to properties sold in 2021 and 2022.

A substantial portion of real estate expenses are rebilled to tenants and are included in Rental income, net, on the consolidated statements of income, other than the expenses related to the Round Rock Litigation, which were not rebilled.

Gain on sale of real estate, net.

The following table compares gain on sale of real estate, net for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Dollars in thousands)	2022	2021	(Decrease)	% Change	2022	2021	(Decrease)	% Change
Gain on sale of real estate, net	$4,063	$1,277	$2,786	218.2	$16,762	$22,768	$(6,006)	(26.4)

The following table lists the sold properties and related gains, net for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Vacant retail property - Columbus, OH	$4,063	$—	$4,063	$—
Havertys retail property - Fayetteville, GA	—	—	1,125	—
Orlando Baking industrial property - Columbus, OH	—	—	6,925	—
Wendy's restaurants (four properties) - PA	—	—	4,649	—

Whole Foods retail property & parking lot - West Hartford, CT (a)	—	(22)	—	21,469
Vacant retail property - Philadelphia, PA (b)	—	1,299	—	1,299
Total gain on sale of real estate, net	$4,063	$1,277	$16,762	$22,768

__________

(a)	Includes the related parking lot (the "Whole Foods Sale").
(b)	The non-controlling interest’s share of the gain is $130.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$82	$77	$5	(6.5)	$310	$75	$235	313.3
Equity in earnings from sale of unconsolidated joint venture property	—	801	(801)	100.0	—	801	(801)	(100.0)
Prepayment costs on debt	—	(38)	(38)	(100.0)	—	(837)	(837)	(100.0)
Income on settlement of litigation	—	—	—	n/a	5,388	—	(5,388)	n/a
Other income	17	678	(661)	(97.5)	997	865	132	15.3
Interest:
Expense	(4,367)	(4,365)	2	0.0	(13,026)	(13,573)	(547)	(4.0)
Amortization and write-off of deferred financing costs	(278)	(245)	33	13.5	(917)	(754)	163	21.6

Equity in earnings of unconsolidated joint ventures. The increase in the nine months ended September 30, 2022 is due to an increase at the Manahawkin Property resulting primarily from an increase of $173,000 (our 50% share) in rental income, including $162,000 of deferred rent from 2020 and 2021, that we received from Regal Cinemas, a tenant for which we are recording rental income on a cash basis (see “- Challenges and Uncertainties Facing Certain Tenants and Properties”).

Equity in earnings from sale of unconsolidated joint venture property. The three and nine months ended September 30, 2021 include a $801,000 gain from the sale of a portion of a joint venture’s Savannah, Georgia property.

Prepayment costs on debt. The nine months ended September 30, 2021 includes $799,000 incurred in connection with the Whole Foods Sale. There were no such costs in the three and nine months ended September 30, 2022.

Income on settlement of litigation. In April 2022, we received $5.4 million pursuant to the settlement of the Round Rock Litigation.

Other income. The nine months ended September 30, 2022 includes $918,000 representing the final property insurance recovery related to our Lake Charles, Louisiana property damaged in an August 2020 hurricane. The three and nine months ended September 30, 2021 include $675,000 and $695,000, respectively, related to such insurance recovery. Additionally, the nine months ended September 30, 2021 includes a $100,000 fee obtained in connection with an assignment of a lease.

Interest expense. The following table compares interest expense for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change
Interest expense:
Mortgage interest	$4,150	$4,301	$(151)	(3.5)	$12,535	$13,260	$(725)	(5.5)
Credit line interest	217	64	153	239.1	491	313	178	56.9
Total	$4,367	$4,365	$2	0.0	$13,026	$13,573	$(547)	(4.0)

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change
Average interest rate	4.11%	4.21%	(0.10)%	(2.4)	4.15%	4.20%	(0.05)%	(1.2)
Average principal amount	$404,178	$408,142	$(3,964)	(1.0)	$403,072	$420,972	$(17,900)	(4.3)

The decrease in mortgage interest in the nine months ended September 30, 2022 is due primarily to the decrease in the average principal amount of mortgage debt outstanding which resulted from mortgage payoffs (generally in connection with current maturity dates and property sales) and scheduled amortization payments. The decrease was offset by financings effectuated in connection with acquisitions and refinancings.

Credit line interest

The following table reflects the weighted average interest rate on the weighted average principal amount of outstanding credit line debt for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change
Weighted average interest rate	3.59%	1.83%	1.76%	96.2	2.74%	1.86%	.88%	47.3
Weighted average principal amount	$16,870	$139	$16,731	12,036.7	$15,480	$10,438	$5,042	48.3

The increases in credit line interest in the three and nine months ended September 30, 2022 are due to increases in the weighted average interest rate due to increases in the one month LIBOR rate, and to increases of $16.7 million and $5.0 million, respectively, in the weighted average balance outstanding under our credit line.

Amortization and write-off of deferred financing costs. The increase in the nine months ended September 30, 2022, includes an increase of $214,000 related to the write-off of deferred costs related to the mortgages on the eleven Havertys properties that were paid off in June 2022. Offsetting the increase were write-offs of deferred costs in the nine months ended September 30, 2021, totaling $118,000, of which $63,000 was related to the Whole Foods Sale and the balance was primarily related to mortgages that were paid off before maturity.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales. Our available liquidity at November 1, 2022, was $94.2 million, including $8.0 million of cash and cash equivalents (including the credit facility’s required minimum $3.0 million average deposit maintenance balance) and $86.2 million available under our credit facility. At November 1, 2022, the facility is available for the acquisition of commercial real estate, repayment of mortgage debt, $10.0 million for operating expenses and $20.0 million for renovation expenses.

Liquidity and Financing

We expect to meet our short-term (i.e., one year or less) and long-term (i) operating cash requirements, including debt service, anticipated dividend payments and repurchases of our common stock (we are authorized to repurchase up to $7.5 million of common stock), principally from cash flow from operations, our available cash and cash equivalents, proceeds from and, to the extent permitted and needed, our credit facility and (ii) investing and financing cash requirements (including an estimated aggregate of $3.9 million of capital and other expenditures) from the foregoing, as well as property financings, property sales and sales of our common stock. We and our joint venture partner are also re-developing the Manahawkin Property – however, because the re-development plan is being refined, we are not providing an estimate of the re-development costs or the time frame within which the re-development will be completed.

At September 30, 2022, excluding the mortgage debt of our unconsolidated joint venture, we had 65 outstanding mortgages payable secured by 65 properties in the aggregate principal amount of $406.2 million (before netting unamortized deferred financing costs of $3.4 million). These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $630.6 million, before accumulated depreciation of $108.3 million. After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.02% to 5.50% (a 4.11% weighted average interest rate) and mature between 2023 and 2047 (a 6.7 year weighted average remaining term to maturity).

The following table sets forth, as of September 30, 2022, information with respect to our mortgage debt that is payable during the three months ending December 31, 2022 and for each of the subsequent twelve months through December 31, 2025 (excluding the mortgage debt of our unconsolidated joint venture):

(Dollars in thousands)	2022	2023	2024	2025	Total
Amortization payments	$2,998	$12,102	$11,199	$9,842	$36,141
Principal due at maturity	—	12,973	50,695	32,063	95,731
Total	$2,998	$25,075	$61,894	$41,905	$131,872

Weighted average interest rate % on principal due at maturity	n/a	4.31%	4.42%	4.32%	4.37%

At September 30, 2022, the Manahawkin Property, owned by an unconsolidated joint venture, had a first mortgage on its property with an outstanding balance of $21.5 million, bearing an interest rate of 4.0% and maturing in 2025.

We intend to make debt amortization payments from operating cash flow and, though no assurance can be given that we will be successful in this regard, generally intend to refinance, extend or payoff the mortgage loans which mature in 2023 through 2025. We intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash, proceeds from the sale of our common stock and our credit facility (to the extent available).

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

Credit Facility

Our credit facility provides that subject to borrowing base requirements, we can borrow up to $100.0 million for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $30.0 million and 30% of the borrowing base subject to a cap of (i) $20.0 million for renovation purposes and (ii) $10.0 million for operating expense purposes. The facility matures December 31, 2022 and bears interest equal to the one month LIBOR rate plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 300 basis points if such ratio is greater than 65%. The applicable margin was 175 basis points for each of the nine months ended September 30, 2022 and 2021. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. The interest rate on the facility was 4.51% and 5.06% at September 30, 2022 and October 31, 2022, respectively.

The terms of our credit facility include certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to total value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At September 30, 2022, we were in compliance with the covenants under this facility.

Off-Balance Sheet Arrangement

We are not a party to any off-balance sheet arrangements other than with respect to a land parcel owned by us and located in Beachwood, Ohio. This parcel is improved by a multi-family complex (i.e., The Vue Apartments) and we ground leased the parcel to the owner/operator of such complex. This ground lease did not generate any rental income during the nine months ended September 30, 2022 and 2021. At September 30, 2022, the carrying value of the land on our balance sheet was approximately $16.1 million; our leasehold position is subordinate to $65.1 million of mortgage debt incurred by our tenant, the owner/operator of the multi-family complex. In addition, we have agreed, in our discretion, to fund certain capital expenditures and operating cash flow shortfalls at this property. We do not believe that this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions, except to the extent we determine to continue to fund the capital expenditures required by, and the operating cash flow shortfalls at, this property. See Note 6 to our consolidated financial statements for additional information regarding this arrangement.

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

The tables below provides a reconciliation of net income and net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
GAAP net income attributable to One Liberty Properties, Inc.	$7,204	$6,059	$33,294	$32,350
Add: depreciation and amortization of properties	5,800	5,483	17,297	16,735
Add: our share of depreciation and amortization of unconsolidated joint ventures	130	121	389	387
Add: amortization of deferred leasing costs	170	113	421	320
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	5	5	16	20
Deduct: gain on sale of real estate, net	(4,063)	(1,277)	(16,762)	(22,768)
Deduct: equity in earnings from sale of unconsolidated joint venture property	—	(801)	—	(801)
Adjustments for non-controlling interests	(17)	113	(49)	73
NAREIT funds from operations applicable to common stock	9,229	9,816	34,606	26,316
Deduct: straight-line rent accruals and amortization of lease intangibles	(712)	(366)	(2,196)	(685)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(6)	(11)	(22)	(11)
Deduct: income on settlement of litigation	—	—	(5,388)	—
Deduct: income on insurance recoveries from casualty loss	—	(675)	(918)	(695)
Deduct: lease termination fee income	—	(87)	(25)	(336)
Deduct: our share of unconsolidated joint venture lease termination fee income	—	—	(25)	—
Deduct: lease assignment fee income	—	—	—	(100)
Add: amortization of restricted stock and RSU compensation	1,306	1,163	4,190	4,191
Add: prepayment costs on debt	—	38	—	837
Add: amortization and write-off of deferred financing costs	278	245	917	754
Add: our share of amortization of deferred financing costs of unconsolidated joint venture	4	4	12	13
Adjustments for non-controlling interests	2	13	8	15
Adjusted funds from operations applicable to common stock	$10,101	$10,140	$31,159	$30,299

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
GAAP net income per common share attributable to One Liberty Properties, Inc.	$.34	$.28	$1.57	$1.55
Add: depreciation and amortization of properties	.27	.26	.81	.78
Add: our share of depreciation and amortization of unconsolidated joint ventures	.01	.01	.02	.02
Add: amortization of deferred leasing costs	.01	.01	.02	.02
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—	—	—
Deduct: gain on sale of real estate, net	(.19)	(.06)	(.79)	(1.09)
Deduct: equity in earnings from sale of unconsolidated joint venture property	—	(.04)	—	(.04)
Adjustments for non-controlling interests	—	.01	—	.01
NAREIT funds from operations per share of common stock (a)	.44	.47	1.63	1.25
Deduct: straight-line rent accruals and amortization of lease intangibles	(.03)	(.03)	(.11)	(.04)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—	—	—
Deduct: income on settlement of litigation	—	—	(.25)	—
Deduct: income on insurance recoveries from casualty loss	—	(.03)	(.04)	(.03)
Deduct: lease termination fee income	—	—	—	(.02)
Deduct: our share of unconsolidated joint venture lease termination fee income	—	—	—	—
Deduct: lease assignment fee income	—	—	—	—
Add: amortization of restricted stock and RSU compensation	.06	.06	.20	.20
Add: prepayment costs on debt	—	—	—	.04
Add: amortization and write-off of deferred financing costs	.01	.01	.04	.04
Add: our share of amortization of deferred financing costs of unconsolidated joint venture	—	—	—	—
Adjustments for non-controlling interests	—	—	—	—
Adjusted funds from operations per share of common stock (a)	$.48	$.48	$1.47	$1.44
(a)	The weighted average number of diluted common shares used to compute FFO and AFFO applicable to common stock includes unvested restricted shares that are excluded from the computation of diluted EPS.

Three Months Ended September 30, 2022 and 2021

The $584,000, or 6%, decrease in FFO for the three months ended September 30, 2022 from the corresponding 2021 period is due primarily to:

●	a $771,000 increase in real estate expense,
●	a $661,000 decrease in other income, and
●	a $210,000 increase in general and administrative expense.

Offsetting the decrease is a $1.1 million net increase in rental income, including the collection of $161,000 of deferred rent.

See “—Results of Operations” for further information regarding these changes.

The $39,000, or 0.4%, decrease in AFFO is due to the factors impacting FFO as described above, as well as the exclusion from AFFO of a $292,000 increase in rental income related to straight-line rent accruals.

Offsetting the decrease in AFFO was the exclusion from AFFO of:

●	a $675,000 decrease in other income from insurance recoveries,
●	a $142,000 increase in general and administrative expense related to non-cash compensation expense of restricted stock and RSUs.

See “—Results of Operations” for further information regarding these changes.

Diluted per share FFO and AFFO were impacted negatively in the three months ended September 30, 2022 by an average increase from September 30, 2021 of approximately 157,000 in the weighted average number of shares of common stock outstanding as a result of stock issuances pursuant to the equity incentive, at-the-market equity offering and dividend reinvestment programs, offset by the Company’s repurchase of shares during 2022.

Nine Months Ended September 30, 2022 and 2021

The $8.3 million, or 31.5%, increase in FFO for the nine months ended September 30, 2022 from the corresponding 2021 period is due primarily to:

●	the $5.4 million income from the settlement of the Round Rock Litigation,
●	a $3.1 million net increase in rental income, including the collection of $644,000 of deferred rent,
●	an $837,000 decrease in prepayment costs on debt, and
●	a $547,000 decrease in interest expense.

Offsetting the increase is:

●	a $934,000 increase in real estate operating expenses, and
●	a $564,000 increase in general and administrative expense.

See “—Results of Operations” for further information regarding these changes.

The $860,000, or 2.8%, increase in AFFO is due to the factors impacting FFO as described immediately above, offset by the exclusion from AFFO of:

●	the $5.4 million income from the settlement of the Round Rock Litigation,
●	a $1.5 million increase in rental income related to straight-line rent accruals, and
●	an $837,000 decrease in prepayment costs on debt.

The increase in AFFO was offset by the exclusion from AFFO of a $311,000 decrease in lease termination fee income.

See “—Results of Operations” for further information regarding these changes.

Diluted per share FFO and AFFO were impacted negatively in the nine months ended September 30, 2022 by an average increase from September 30, 2021 of approximately 270,000 in the weighted average number of shares of common stock outstanding as a result of stock issuances pursuant to the equity incentive, at-the-market equity offering and dividend reinvestment programs, offset by the Company’s repurchase of shares during 2022.

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

We use interest rate swaps to limit interest rate risk on variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes. At September 30, 2022, we had no liability in the event of the early termination of our swaps.

At September 30, 2022, we had 17 interest rate swap agreements outstanding. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of September 30, 2022, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have increased by approximately $820,000 and the net unrealized gain on derivative instruments would have increased by $820,000. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps would have decreased by approximately $842,000 and the net unrealized gain on derivative instruments would have decreased by $842,000. These changes would not have any impact on our cash or net income.

Our variable mortgage debt, after giving effect to the interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes. Based on the $11.0 million outstanding balance under this facility at September 30, 2022, a 100 basis point increase of the interest rate would increase our related interest costs over the next twelve months by approximately $110,000 and a 100 basis point decrease of the interest rate would decrease our related interest costs over the next twelve months by approximately $110,000.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2022, our Board of Directors authorized a repurchase program of up to $7,500,000 of shares of our common stock in the open market, through privately negotiated transactions or otherwise. (The $7,500,000 includes the $2,286,000 available pursuant to the repurchase program authorized in March 2016.) There is no stated expiration date for this program. Set forth below is a table describing the purchases we made in the quarter ended September 30, 2022:

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar Value
	Total Number	Average	Shares Purchased	of Shares that May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Programs	the Programs
July 1, 2022 - July 31, 2022	—	$—	—	$4,107,799
August 1, 2022 - August 31, 2022	19,723	24.79	19,723	3,617,762
September 1, 2022 - September 30, 2022	55,289	24.03	55,289	7,500,000
Total	75,012	24.23	75,012

Item 6.  Exhibits

Exhibit No.	Title of Exhibit
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements and notes from the One Liberty Properties, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 filed on November 4, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

ONE LIBERTY PROPERTIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: November 4, 2022	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: November 4, 2022	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)