Form 10-K
period 2022-12-31
ONE LIBERTY PROPERTIES INC
filed 2023-03-14
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of all common equity held by non-affiliates of the registrant, computed by reference to the price at which common equity was last sold on said date, was approximately $422 million.

As of March 1, 2023, the registrant had 21,276,435 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2023 annual meeting of stockholders of One Liberty Properties, Inc., to be filed pursuant to Regulation 14A not later than May 1, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K

Explanatory Note

In the narrative portion of this Annual Report on Form 10-K, except as otherwise indicated or the context otherwise requires:

●	the information with respect to our consolidated joint ventures is generally described as if such ventures are our wholly owned subsidiaries and information with respect to unconsolidated joint ventures is generally separately described.
●	(i) all references to joint ventures refer to unconsolidated joint ventures, (ii) all interest rates with respect to debt give effect to the related interest rate derivative, if any, (iii) amounts reflected as debt reflect the gross debt owed, without deducting deferred financing costs and (iv) references to industrial properties include properties (a) a portion of which may be used for office purposes and (b) that are used for distribution, warehouse and flex purposes.
●	the term “standard carve-outs,” when used in describing mortgages or mortgage financings, refers to recourse items to an otherwise non-recourse mortgage. While carve-outs vary from lender to lender and transaction to transaction, the carve-outs may include, among other things, voluntary bankruptcy filings, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could create liens on the property and the conversion of security deposits, insurance proceeds or condemnation awards. The interest rate on most of our variable rate mortgage debt has been fixed through the use of interest rate swap agreements. In addition to our being liable for “standard carve-outs”, we may also be liable, at the parent company level, for swap breakage losses on otherwise non-recourse mortgage debt that is subject to an interest rate swap agreement, if such agreement is terminated prior to its stated expiration. See Note 9 to our consolidated financial statements.
●	we present information regarding our 2023 contractual rental income (which we also refer to as “contractual rental income”) – contractual rental income represents the base rent tenants are required to pay us in 2023 and does not reflect, among other things, variable rent (including amounts tenants are required to reimburse us) or the adjustments required by US Generally Accepted Accounting Principles (“GAAP”) to present rental income. We view contractual rental income as an operating – not a financial – metric and present it because we believe investors are interested in knowing the amount of cash rent we are entitled to collect. Contractual rental income is not a substitute for rental income, as determined in accordance with GAAP, and may not be comparable from year–to–year or to similar metrics presented by other REITs. See “Item 1. Business–Our Tenants”.
●	our use of the term e-commerce includes the provision by the retail, restaurant, health and fitness and theater sectors of their goods and services through distribution channels other than traditional brick and mortar distribution channels.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “could,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions or variations thereof and include, without limitation, statements regarding our future estimated contractual rental income, funds from operations, adjusted funds from operations and our dividend. Among other things, forward looking statements with respect to (i) estimates of rental income for 2023 may exclude variable rent, (ii) anticipated property sales may not be completed during the period indicated or at all, and (iii) estimates of gains from property sales are subject to adjustment, among other things, because actual closing costs may differ from the estimated costs. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.

The uncertainties, risks and factors which may cause actual results to differ materially from current expectations include, but are not limited to:

●	the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies;
●	adverse changes and disruption in the retail, restaurant, theater and health and fitness sectors, which could impact our tenants’ ability to pay rent and expense reimbursement;
●	loss or bankruptcy of one or more of our tenants, and bankruptcy laws that may limit our remedies if a tenant becomes bankrupt and rejects its lease;
●	the level and volatility of interest rates;
●	general economic and business conditions and developments, including those currently affecting or that may affect our economy;
●	general and local real estate conditions, including any changes in the value of our real estate;
●	our ability to renew or re-lease space as leases expire;
●	our ability to pay dividends;
●	changes in governmental laws and regulations relating to real estate and related investments;
●	compliance with credit facility and mortgage debt covenants;
●	the availability of, and costs associated with, sources of capital and liquidity;
●	competition in our industry;
●	technological changes, such as autonomous vehicles, reconfiguration of supply chains, robotics, 3D printing or other technologies;
●	potential natural disasters, epidemics, pandemics or outbreak of infectious disease, such as COVID-19, and other potentially catastrophic events such as acts of war and/or terrorism; and
●	the other risks, uncertainties and factors described in the reports and documents we file with the SEC including the risks, uncertainties and factors described under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, and in the Quarterly Reports on Form 10-Q and the other reports we file with the SEC.

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

PART I

Item 1. Business.

General

We are a self-administered and self-managed real estate investment trust, also known as a REIT. We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial and retail properties, many of which are subject to long-term leases. Most of our leases are “net leases” under which the tenant, directly or indirectly, is responsible for paying the real estate taxes, insurance and ordinary maintenance and repairs of the property. As of December 31, 2022, we own 117 properties and participate in joint ventures that own three properties. These 120 properties are located in 31 states and have an aggregate of approximately 11.2 million square feet (including an aggregate of approximately 365,000 square feet at properties owned by our joint ventures).

As of December 31, 2022:

●	our 2023 contractual rental income (as described in “—Our Tenants”) is $71.5 million;
●	the occupancy rate of our properties is 99.8% based on square footage;
●	the weighted average remaining term of our mortgage debt is 6.5 years and the weighted average interest rate thereon is 4.10%; and
●	the weighted average remaining term of the leases generating our 2023 contractual rental income is 5.9 years.

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

2022 and Recent Developments

In 2022, we:

●	acquired six industrial properties for an aggregate purchase price of $56.5 million. These properties account for $3.4 million, or 4.7%, of our 2023 contractual rental income.

●	sold seven properties (i.e., two retail, four restaurants and one industrial), for an aggregate net gain on sale of real estate of $16.8 million. The properties sold accounted for $618,000, or 0.7%, and $2.5 million, or 3.0%, of 2022 and 2021 rental income, net, respectively.

●	entered into, amended or extended 19 leases with respect to approximately 1.1 million square feet, including a:

-	10-year lease extension through 2033 with Shutterfly, Inc. in South Carolina, which accounts for 2.3% of 2023 contractual rental income, for an annual base rent of $1.2 million through June 2023, increasing to $2.0 million from July 2023 through June 2024, and increasing at least 3% annually thereafter, subject to a cap of 6%.

-	new 20-year lease agreement through 2042 with The Lion Brewery in Pennsylvania, which accounts for 2.0% of 2023 contractual rental income, for an annual base rent of $1.4 million through February 2023 and increasing 3% annually thereafter.

-	seven-year lease extension through 2030 with Power Distributors, LLC in Iowa, which accounts for 1.1% of 2023 contractual rental income, for an annual base rent of $782,000 through October 2023, increasing to $864,000 from November 2023 through October 2024, and increasing 3% annually thereafter.

-	five-year lease extension through 2028 with FedEx in Indianapolis, which accounts for 1.1% of 2023 contractual rental income, for an annual base rent of $685,000 through February 2023, increasing to $848,000 from March 2023 through February 2024, and increasing 3% annually thereafter.

-	10-year lease extension through 2033 with Transcendia in South Carolina, which accounts for 0.7% of 2023 contractual rental income, for an annual base rent of $493,000 through September 2023, increasing to $533,000 from October 2023 through September 2024, and increasing 3.5% annually thereafter.

-	new eight-year lease agreement through 2030 with Ollie’s Bargain Outlet, at our formerly vacant Crystal Lake, Illinois property, which accounts for 0.4% of 2023 contractual rental income, for an annual base rent of $268,000 through October 2030.

●	generated an aggregate of $10.0 million from the resolution of two lawsuits, including $5.4 million from the settlement of a lawsuit related to our former assisted living facility in Round Rock, Texas and $4.6 million from the settlement of a lawsuit related to a property located in Beachwood, Ohio.

●	entered into an amendment to our credit facility which, among other things, (i) extended the maturity date to December 31, 2026 and (ii) increased the aggregate amount that may be used for renovation and operating expense purposes to the lesser of $40.0 million and 40% of the borrowing base.

●	repurchased approximately 208,000 shares of our common stock for an aggregate purchase price of approximately $5.2 million.

Subsequent to December 31, 2022, we:

●	sold in February 2023, a restaurant property in Hauppauge, New York for $4.2 million. We anticipate recognizing a gain on sale of real estate, net, of approximately $1.5 million during the three months ending March 31, 2023. This property generated $220,000 of rental income in 2022.

Our Business Objective

Our business objective is to increase stockholder value by:

●	identifying opportunistic and strategic property acquisitions consistent with our portfolio and our acquisition strategies;
●	monitoring and maintaining our portfolio, and as appropriate, working with tenants to facilitate the continuation or expansion of their tenancies;
●	managing our portfolio effectively, including opportunistic and strategic property sales;
●	obtaining mortgage indebtedness (including refinancings) on favorable terms, ensuring that the cash flow generated by a property exceeds the debt service thereon and maintaining access to capital to finance property acquisitions; and
●	increasing our dividend over time.

Acquisition Strategies

We seek to acquire properties throughout the United States that have locations, demographics and other investment attributes that we believe to be attractive. We believe that long-term leases provide a predictable income stream over the term of the lease, making fluctuations in market rental rates and in real estate values less significant to achieving our overall investment objectives. Our primary objective is to acquire single-tenant properties, and in particular, industrial properties, that are subject to long-term net leases that include periodic contractual rental increases or rent increases based on increases in the consumer price index. Periodic contractual rental increases provide reliable increases in future rent payments and rent increases based on the consumer price index provide protection against inflation. Historically, long-term leases have made it easier for us to obtain longer-term, fixed-rate mortgage financing with principal amortization, thereby moderating the interest rate risk associated with financing or refinancing our property portfolio and reducing the outstanding principal balance over time. We have, however, acquired properties, and may continue to acquire properties, that are subject to short-term leases when we believe that such properties represent a favorable opportunity for generating additional income from its re-lease or has significant residual value. Although we are focused on acquiring single-tenant properties subject to net leases, we also consider investments in, among other things, (i) properties that can be re-positioned or re-developed, and (ii) community shopping centers anchored by national or regional tenants.

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

Historically, a significant portion of our portfolio generated rental income from retail properties. We are sensitive to the risks facing the retail industry and over the past several years have been addressing our exposure thereto by focusing on acquiring industrial properties and properties that, among other things, capitalize on e-commerce activities – since September 2016, we have not acquired any retail properties and have sold 18 retail properties. As a result of the focus on industrial properties and the sale of retail properties, industrial properties generated 57.3% of rental income, net, in 2022, compared to 35.1% of rental income, net in 2017, and retail properties generated 25.7% of rental income, net, in 2022, compared to 43.7% of rental income, net, in 2017.

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

It is our policy, and the policy of our affiliated entities (as described below), that any investment opportunity presented to us or to any of our affiliated entities that involves the acquisition of a net leased property, a ground lease (other than a ground lease of a multi-family property) or a community shopping center, will first be offered to us and may not be pursued by any of our affiliated entities unless we decline the opportunity. Further, to the extent our affiliates are unable or unwilling to pursue an acquisition of a multi-family property (including a ground lease of a multi-family property), we may pursue such transaction if it meets our investment objectives. Our affiliated entities include Gould Investors L.P., a master limited partnership involved primarily in the ownership and operation of a diversified portfolio of real estate assets, BRT Apartments Corp., a NYSE listed multi-family REIT and Majestic Property Management Corp., a property management company, which is wholly owned by Fredric H. Gould, our vice chairman.

Investment Evaluation

In evaluating potential investments, we consider, among other criteria, the following:

●	the current and projected cash flow of the property;

●	the estimated return on equity to us;

●	an evaluation of the property and improvements, given its location and use;

●	alternate uses or tenants for the property;

●	local demographics (population and rental trends);

●	the purpose for which the property is used (e.g., industrial, retail, theater and health and fitness);

●	the terms of tenant leases, including co-tenancy provisions and the relationship between current rents and market rents;

●	the potential to finance the property;

●	an evaluation of the credit quality of the tenant;

●	the projected residual value of the property;

●	the ability of a tenant, if a net leased property, or major tenants, if a multi-tenant property, to meet operational needs and lease obligations;

●	potential for income and capital appreciation;

●	occupancy of and demand for similar properties in the market area; and

●	the ability of a tenant and the related property to withstand changing economic conditions and other challenges, such as those presented by the COVID-19 pandemic.

Our Tenants

The following table sets forth information about the diversification of our tenants by industry sector as of December 31, 2022:

				Percentage of
	Number of	Number of	2023 Contractual	2023 Contractual
Type of Property	Tenants	Properties	Rental Income(1)	Rental Income
Industrial	68	54	$45,214,975	63.2
Retail—General	53	28	11,996,674	16.8
Retail—Furniture	2	12	4,647,424	6.5
Health & Fitness	1	3	3,248,781	4.5
Restaurant	9	10	2,903,132	4.1
Retail—Office Supply(2)	1	5	2,085,527	2.9
Other	3	3	1,403,711	2.0
Theater	1	2	—	—
	138	117	$71,500,224	100.0

(1)	Our 2023 contractual rental income represents, after giving effect to any abatements, concessions, deferrals or adjustments, the base rent payable to us in 2023 through the stated expiration of such leases, under leases in effect at December 31, 2022. Our 2023 contractual rental income:
●	Includes an aggregate of $990,000 comprised of: (i) $607,000 of base rent for Bed Bath & Beyond, located in Kennesaw, Georgia, which is experiencing financial difficulty, (ii) $211,000 of base rent from a TGIF restaurant property in Hauppauge, New York which we sold in February 2023 and (iii) $172,000 of base rent from Party City, a tenant at our multi-tenant Lake Charles, Louisiana property, which declared Chapter 11 bankruptcy in January 2023.
●	Excludes an aggregate of $7.7 million comprised of: (i) $2.1 million of base rent and $634,000 of COVID-19 rent deferral repayments due from Regal Cinemas (including our $237,000 share of base rent payable and $71,000 share of COVID-19 rent deferral repayments due from Regal Cinemas at our joint venture property) - (See “—Challenges and Uncertainties Facing Certain Tenants and Properties”), (ii) $1.4 million representing our share of the base rent payable to our joint ventures (excluding amounts from Regal Cinemas noted above), (iii) subject to the property generating specified levels of positive operating cash flow, $1.3 million of estimated variable lease payments from The Vue, a multi-family complex which ground leases the underlying land from us and as to which there is uncertainty as to when and whether the tenant will resume paying rent, (iv) approximately $1.4 million of straight-line rent and $876,000 of amortization of intangibles, and (v) $12,000 of COVID-19 rent deferral repayments (other than those due from Regal Cinemas noted above) accrued to rental income in 2020, all of which was paid by January 31, 2023.
(2)	Includes five properties which are net leased to Office Depot pursuant to five separate leases. Four of the Office Depot leases contain cross-default provisions.

Many of our tenants (including franchisees of national chains) operate on a national basis including, among others, Advanced Auto, Applebee’s, Burlington Coat Factory, Cargill, CVS, Famous Footwear, FedEx, Ferguson Enterprises, LA Fitness, Marshalls, NARDA Holdings, Inc., Northern Tool, Office Depot, PetSmart, Ross Stores, Shutterfly, TGI Friday’s, The Toro Company, and Walgreens, and some of our tenants operate on a regional basis, including Havertys Furniture and Giant Food Stores.

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

Leases representing 69.7% of our 2023 contractual rental income provide for either periodic contractual rent increases or a rent increase based on the consumer price index. Some leases provide for minimum rents supplemented by additional payments based on sales derived from the property subject to the lease (i.e., percentage rent). Percentage rent contributed $85,000, $70,000 and $45,000 of rental income in 2022, 2021 and 2020, respectively.

Generally, our strategy is to acquire properties that are subject to existing long-term leases or to enter into long-term leases with our tenants. Our leases generally provide the tenant with one or more renewal options. The weighted average remaining term of our leases was 5.9 years, 6.0 years, and 5.6 years at December 31, 2022, 2021 and 2020, respectively.

The following table sets forth scheduled expirations of leases at our properties as of December 31, 2022:

		Approximate
		Square		Percentage of
		Footage	2023 Contractual	2023 Contractual
	Number of	Subject to	Rental Income	Rental Income
	Expiring	Expiring	Under Expiring	Represented by
Year of Lease Expiration(1)	Leases	Leases(2)	Leases	Expiring Leases
2023	15	596,409	$4,153,484	5.8
2024	25	871,902	6,106,942	8.5
2025	14	521,249	5,113,151	7.2
2026	17	978,624	5,743,175	8.0
2027	33	2,027,091	13,760,776	19.3
2028	16	1,316,623	7,487,328	10.5
2029	6	1,140,000	5,440,420	7.6
2030	11	480,945	5,102,314	7.1
2031	10	819,287	4,707,672	6.6
2032 and thereafter	29	2,086,203	13,884,962	19.4
	176	10,838,333	$71,500,224	100.0
(1)	Lease expirations do not give effect to the exercise of existing renewal options.
(2)	Excludes an aggregate of 26,517 square feet of vacant space.

Financing, Re-Renting and Disposition of Our Properties

Our credit facility provides us with a source of funds that is used to acquire properties, payoff existing mortgages, and to a more limited extent, invest in joint ventures, improve properties and for working capital purposes. Generally, net proceeds received from the sale, financing or refinancing of properties are required to be used to repay amounts outstanding under our facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility”.

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

In advance of the termination or expiration of any lease relating to any of our properties, we explore re-renting or selling such property to maximize our return, considering, among other factors, the income potential and market value of such property. We acquire properties for long-term investment for income purposes and do not typically engage in the turnover of investments. We will consider the sale of a property if a sale appears advantageous in view of our investment objectives. If there is a substantial tax gain, we may seek to enter into a tax deferred transaction and reinvest the proceeds in another property. Cash realized from the sale of properties, net of required payoffs of the related mortgage debt, if any, required paydowns of our credit facility, and distributions to stockholders, is available for general working capital purposes and the acquisition of additional properties.

Our Joint Ventures

As of December 31, 2022, we own a 50% equity interest in three joint ventures that own properties with approximately 365,000 square feet of space. At December 31, 2022, our investment in these joint ventures was approximately $10.4 million and the occupancy rate at these properties, based on square footage, was 58.7%. See “Item 2. Properties—Properties Owned by Joint Ventures” for information about, among other things, the occupancy rate at our joint venture properties.

Based on the leases in effect at December 31, 2022, we anticipate that our share of the base rent payable in 2023 to our joint ventures is approximately $1.4 million (excluding our $237,000 share of base rent and $71,000 share of COVID-19 rent deferral repayments payable by Regal Cinemas, at our multi-tenant community shopping center in Manahawkin, New Jersey). Our property in Manahawkin, New Jersey, which we refer to as the “Manahawkin Property”, is expected to contribute 83.3% of the aggregate base rent payable by all of our joint ventures in 2023. Base rent for leases accounting for 39.1%, 28.6% and 32.3% of the aggregate base rent payable to all of our joint ventures in 2023, is payable pursuant to leases expiring from 2023 to 2024, from 2025 to 2026, and thereafter, respectively. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding our Manahawkin Property.

Competition

The U.S. commercial real estate investment market, and in particular, the market for industrial properties, is highly competitive. We compete with many entities engaged in the acquisition, development and operation of commercial properties. As such, we compete with other investors for a limited supply of properties and financing for these properties. Competitors include traded and non-traded public REITs, private equity firms, institutional investment funds, insurance companies and private individuals, many of which have greater financial and other resources than we have and the ability or willingness to accept more risk than we believe appropriate for us. There can be no assurance that we will be able to compete successfully with such entities in our acquisition, development and leasing activities.

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

Americans with Disabilities Act of 1990

Our properties are required to comply with the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the “ADA”). The primary responsibility for complying with the ADA, (i.e., either us or our tenant) generally depends on the applicable lease, but we may incur costs if the tenant is responsible and does not comply. As of December 31, 2022, we have not been notified by any governmental authority, nor are we otherwise aware, of any non-compliance with the ADA that we believe would have a material adverse effect on our business, financial position or results of operations.

Other Regulations

State and local governmental authorities regulate the use of our properties. While many of our leases mandate that the tenant is primarily responsible for complying with such regulations, the tenant’s failure to comply could result in the imposition of fines or awards of damages on us, as the property owner, or restrictions on the ability to conduct business on such properties.

Human Capital Resources

As of December 31, 2022, we had 10 full-time employees (including six full-time executive officers), who devote substantially all of their business time to our activities. In addition, certain (i) executive, administrative, legal, accounting, clerical, property management, property acquisition, consulting (i.e., sale, leasing, brokerage, and mortgage financing), and construction supervisory services, which we refer to collectively as the “Services”, and (ii) facilities and other resources, are provided pursuant to a compensation and services agreement between us and Majestic Property Management Corp. Majestic Property is wholly owned by our vice chairman of the board and it provides compensation to certain of our executive officers.

In 2022, pursuant to the compensation and services agreement, we paid Majestic Property approximately $3.1 million for the Services plus $317,000 for our share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies. Included in the $3.1 million is $1.3 million for property management services—the amount for the property management services is based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by us from net lease tenants and operating lease tenants, respectively. We do not pay Majestic Property with respect to properties managed by third parties. Based on our portfolio of properties at December 31, 2022, we estimate that the property management fee in 2023 will be approximately $1.4 million. See Notes 10 and 12 to our consolidated financial statements for information about the amounts paid to Majestic Property for the Services and equity awards to individuals performing Services.

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

Information About Our Executive Officers

Set forth below is a list of our executive officers whose terms expire at our 2023 annual board of directors’ meeting. The business history of our executive officers, who are also directors, will be provided in our proxy statement to be filed with the SEC not later than May 1, 2023.

NAME	AGE	POSITION WITH THE COMPANY
Matthew J. Gould*	63	Chairman of the Board
Fredric H. Gould*	87	Vice Chairman of the Board
Patrick J. Callan, Jr.	60	President, Chief Executive Officer and Director
Lawrence G. Ricketts, Jr.	46	Executive Vice President and Chief Operating Officer
Jeffrey A. Gould*	57	Senior Vice President and Director
David W. Kalish**	75	Senior Vice President and Chief Financial Officer
Mark H. Lundy	60	Senior Vice President
Israel Rosenzweig	75	Senior Vice President
Karen Dunleavy	64	Senior Vice President, Financial
Alysa Block	62	Treasurer
Richard M. Figueroa	55	Senior Vice President
Isaac Kalish**	47	Senior Vice President and Assistant Treasurer
Justin Clair	40	Senior Vice President—Acquisitions
Mili Mathew	39	Vice President—Financial
*	Matthew J. Gould and Jeffrey A. Gould are Fredric H. Gould’s sons.
**	Isaac Kalish is David W. Kalish’s son.

Lawrence G. Ricketts, Jr. Mr. Ricketts has been our Chief Operating Officer since 2008, Executive Vice President since 2006 and served as Vice President from 1999 through 2006.

David W. Kalish. Mr. Kalish has served, since 1990, as our Senior Vice President and Chief Financial Officer. Since 1998, he has served as Senior Vice President, Finance and from 1990 to 1998, as Vice President of BRT Apartments. Since 1990, he has served as Senior Vice President and Chief Financial Officer of the managing general partner of Gould Investors. Mr. Kalish is a certified public accountant.

Mark H. Lundy. Mr. Lundy has served as our Senior Vice President since 2006 and as Vice President from 2000 through 2006. He has served as Senior Vice President of BRT Apartments since 2006, and as its Vice President from 1993 to 2006. Mr. Lundy has served as President and Chief Operating Officer of the managing general partner of Gould Investors since 2013 and as its Vice President from 1990 through 2012. He is an attorney admitted to practice in New York and the District of Columbia.

Israel Rosenzweig. Mr. Rosenzweig has served as our Senior Vice President since 1997. He has served as Chairman of the Board of Directors of BRT Apartments since 2013, as Vice Chairman of its Board of Directors from 2012 through 2013, and as its Senior Vice President from 1998 through 2012. Since 1997, he has served as a Vice President of the managing general partner of Gould Investors.

Karen Dunleavy. Ms. Dunleavy has served as our Senior Vice President, Financial since 2019, as our Vice President, Financial from 1994 through 2019, and as Treasurer of the managing general partner of Gould Investors from 1986 through 2013. Ms. Dunleavy is a certified public accountant. Ms. Dunleavy has advised that she intends to retire in June 2023.

Alysa Block. Ms. Block has been our Treasurer since 2007 and served as Assistant Treasurer from 1997 to 2007. Ms. Block also served as the Treasurer of BRT Apartments from 2008 through 2013, and as its Assistant Treasurer from 1997 to 2008.

Richard M. Figueroa. Mr. Figueroa has served as our Senior Vice President since 2019, as Vice President from 2001 through 2019, as Vice President of BRT Apartments from 2002 through 2019 and as Vice President of the managing general partner of Gould Investors since 1999. Mr. Figueroa is an attorney admitted to practice in New York.

Isaac Kalish. Mr. Kalish has served as our Senior Vice President since 2022, as Vice President from 2013 through 2022, and as Assistant Treasurer since 2007. He has served as Treasurer of the managing general partner of Gould Investors since 2013, as its Assistant Treasurer from 2012 through 2013, as Vice President and Treasurer of BRT Apartments Corp. since 2013, and as its Assistant Treasurer from 2009 through 2013. Mr. Kalish is a certified public accountant.

Justin Clair. Mr. Clair has served as Senior Vice President—Acquisitions, since 2019, as Vice President from 2014 through 2019, as Assistant Vice President from 2010 through 2014, and has been employed by us since 2006.

Mili Mathew. Ms. Mathew has served as Vice President—Financial, since 2022, as Assistant Vice President—Financial, from 2020 through 2022, and has been employed by us since 2014.

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

Substantially all of our rental income is derived from rent paid by our tenants. From 2024 through 2026, leases with respect to 48 tenants with 56 leases that account for 23.7% of our 2023 contractual rental income expire, including leases with 9 tenants (i.e., Office Depot, US Lumber, Burlington Coat Factory, Men’s Wearhouse, Chep USA, Forbo Siegling, Oakley Industries, Hobby Lobby, and Mitsubishi) at 12 properties that account for 10.6% of 2023 contractual rental income. From 2027 through 2028, leases with respect to 41 tenants with 49 leases that account for 29.8% of our 2023 contractual rental income, expire. If our tenants, and in particular, our significant tenants, (i) do not renew their leases upon lease expiration, (ii) default on their obligations or (iii) seek rent relief, lease renegotiation or other accommodations, our revenues would decline and, in certain cases, co-tenancy provisions (i.e., a tenant’s right to reduce their rent or terminate their lease if certain key tenants vacate a property) may be triggered possibly allowing other tenants at the same property to reduce their rental payments or terminate their leases. At the same time, we would remain responsible for the payment of the mortgage obligations with respect to the related properties, would become responsible for the operating expenses (e.g., real estate taxes, maintenance and insurance) related to these properties, and, in the event of tenant defaults, would incur expenses in enforcing our rights as landlord. Our efforts to find replacement tenants may be challenged as there are a limited number of tenants interested in certain types of properties, such as our theaters (i.e., Regal Cinemas) and health and fitness centers (i.e., LA Fitness) which accounted in the aggregate for $6.6 million of 2022 rental income (excluding $217,000 representing our 50% share of the base rent from the Manahawkin Property) and the cost of reconfiguring such properties to make them more attractive to a broader set of potential tenants may be prohibitive. Even if we find replacement tenants or renegotiate leases with current tenants, the terms of the new or renegotiated leases, after giving effect to tenant concessions or the cost of required renovations/reconfigurations may be less favorable than current lease terms and could reduce the amount of cash available to meet expenses and pay dividends. If we are unable to re-rent properties on favorable terms with respect to properties at which tenants default on their rent obligation or do not renew their leases at lease expiration, our results of operations, cash flow and financial condition will be adversely affected.

Traditional retail tenants account for 26.2% of our 2023 contractual rental income and the competition that such tenants face from e-commerce retail sales could adversely affect our business.

Approximately 26.2% of our 2023 contractual rental income is derived from retail tenants, including 6.5% from tenants engaged in selling furniture (i.e., Havertys Furniture accounts for 5.7% of 2023 contractual rental income) and 2.9% from a tenant engaged in selling office supplies (i.e., Office Depot, a tenant at five properties, one of which is currently closed but for which the tenant continues to pay rent). Because e-commerce retailers (unlike “bricks and mortar” or “traditional” retailers) may be able to provide customers with better pricing and the ease, comfort and safety of shopping from their home or office, our retail tenants face extensive competition from e-commerce retailers. E-commerce sales decrease the need for traditional retail outlets and reduce retailers’ space and property requirements. This adversely impacts our ability to rent space at our retail properties and increases competition for retail tenants thereby reducing the rent we would receive at these properties and adversely affecting our results of operations, cash flow and financial condition.

Approximately 23.6% of our 2023 contractual rental income is derived from five tenants. The default, financial distress or failure of any of these tenants, or such tenant’s determination not to renew or extend their lease, would significantly reduce our revenues.

Havertys Furniture, FedEx, LA Fitness, Northern Tool and NARDA Holdings, Inc. account for approximately 5.7%, 5.1%, 4.5%, 4.3% and 4.0%, respectively, of our 2023 contractual rental income, and the weighted average remaining lease term for such tenants is 5.7 years, 4.4 years, 6.7 years, 6.3 years and 10.7 years, respectively. The default, financial distress or bankruptcy of any of these or other significant tenants or such tenant’s determination not to renew or extend their lease, would significantly reduce our revenues, would cause interruptions in the receipt of, or the loss of, a significant amount of rental income and would require us to pay operating expenses (including real estate taxes) currently paid by the tenant. This could also result in the vacancy of the property or properties occupied by the defaulting or non-renewing tenant, which would significantly reduce our rental revenues and net income until the re-rental of the property or properties and could decrease the ultimate sale value of the property.

Write-offs of unbilled rent receivables and intangible lease assets will reduce our net income, total assets and stockholders’ equity and may result in breaches of financial covenants under our credit facility.

At December 31, 2022, the aggregate of our unbilled rent receivable and intangible lease assets is $35.9 million (including $19.8 million of intangible lease assets): five tenants (i.e., Northern Tool, Famous Footwear, NARDA Holdings, Applebee’s, and FedEx) account for 30.9% of such sum. We are required to assess the collectability of our unbilled rent receivables and the remaining useful lives of our intangible lease assets. Such assessments take into consideration, among other things, a tenant’s payment history, financial condition, and the likelihood of collectability of future rent.  If we determine that the collectability of a tenant’s unbilled rent receivable is not probable or that the useful life of a tenant’s intangible lease asset has changed, write-offs would be required.  Such write-offs result in a reduction of our net income, total assets and stockholders’ equity and in certain circumstances may result in the breach of our financial covenants under the credit facility.

The concentration of our properties in certain states makes our revenues and the value of our portfolio vulnerable to adverse changes in local economic conditions.

Approximately 55.2% of our 2023 contractual rental income is derived from properties located in eight states — South Carolina (10.0%), New York (8.8%), Pennsylvania (7.5%), Texas (7.5%), Georgia (6.5%), Maryland (5.2%), New Jersey (5.1%) and Minnesota (4.6%). As a result, a decline in the economic conditions in these states or in regions where our properties are concentrated, may have an adverse effect on the rental and occupancy rates for, and the property values of, these properties, which could lead to a reduction of our rental income and/or impairment charges.

Our portfolio of properties is concentrated in the industrial and retail real estate sectors, and our business would be adversely affected by an economic downturn in either of such sectors.

Approximately 63.2% and 26.2% of our 2023 contractual rental income is derived from industrial and retail tenants, respectively, and we are vulnerable to economic declines that negatively impact these sectors of the economy, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

A significant portion of our rental income comes from long-term net leases. There is an increased risk with long-term leases, which risk is heightened by the current inflationary environment, that the contractual rental increases in future years will fail to result in fair market rental rates during those years. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases or if we are unable to obtain any increases in rental rates over the terms of our leases, significant increases in future property operating costs, to the extent not covered under the net leases, could result in us receiving less than fair value from these leases. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in long-term net leases. In addition, increases in interest rates may also negatively impact the value of our properties that are subject to long-term leases. While a significant number of our net leases provide for annual escalations in the rental rate, the increase in interest rates may outpace the annual escalations.

Our efforts to improve the operations of a multi-tenant community shopping center located in Manahawkin, New Jersey may be unsuccessful or fail to meet our expectations.

A joint venture in which we have a 50% interest has been attempting to improve the operations of a multi-tenant community shopping center it owns at the Manahawkin Property. For the past several years, we had focused on pursuing a re-development of this property. As a result of these efforts, there was a decrease in occupancy (i.e., occupancy rates of 90.9% and 52.8% at December 31, 2017 and 2022, respectively), and the income and cash flow from this property is significantly lower than it was several years ago. (See “—Challenges and Uncertainties Facing Certain Tenants and Properties”). We are pursuing, as an alternative to the re-development, the possible sale of the 112,000 square foot untenanted parcel formerly tenanted by Kmart, which we refer to as the Sale Parcel, with a view to selling to a buyer that we believe will serve as a strong anchor to the Manahawkin Property. We have not entered into a contract to sell the Sale Parcel, and we anticipate that if we do enter into such a contract, the closing of the sale will be subject to the satisfaction of various conditions and that it will take approximately 18 months to two years from the date the contract is signed to complete the sale.  During this period, it may be difficult to maintain or improve the occupancy at the part of the Manahawkin Property that we retain after the sale is completed (the “Retained Property”) as prospective tenants may be unwilling to lease, and current tenants may be unwilling to remain at the property. We can provide no assurance that a contract for the sale of the Sale Parcel will be signed, that if signed, that the sale will be completed or that if completed, that the operations at the Retained Property will improve.  If we are unable to sell the Sale Parcel on acceptable terms, we may resume our re-development efforts. To date, no construction has begun in connection with the re-development, and there is significant uncertainty as to whether a re-development, if pursued, would be successful. Our net income, cash flow and financial condition will be adversely affected if significant tenants at the Manahawkin Property or the Retained Property, such as Regal Cinemas, cease paying rent, or pay less rent, or if we are unable, whether as a result of a sale, a re-development, or some other transformative transaction, to improve the operations of the Manahawkin Property or the Retained Property.

Risks Related to Our Financing Activities, Indebtedness and Capital Resources

If we are unable to refinance our mortgage loans at maturity, we may be forced to sell properties at disadvantageous terms, which would result in the loss of revenues and in a decline in the value of our portfolio.

We had, as of December 31, 2022, $409.2 million in mortgage debt outstanding (all of which is non-recourse subject to standard carve-outs). The risks associated with our mortgage debt, include the risks that cash flow from properties securing the indebtedness and our available cash and cash equivalents will be insufficient to meet required payments of principal and interest.

Generally, only a portion of the principal of our mortgage indebtedness will be repaid prior to or at maturity and we do not plan to retain sufficient cash to repay such indebtedness at maturity. Accordingly, to meet these obligations if they cannot be refinanced at maturity, we will have to use funds available under our credit facility, if any, and our available cash and cash equivalents to pay our mortgage debt or seek to raise funds through the financing of unencumbered properties, sale of properties or the issuance of additional equity. From 2023 through 2027, approximately $153 million of our mortgage debt matures—specifically, $13.0 million in 2023, $50.7 million in 2024, $32.1 million in 2025, $19.2 million in 2026 and $38.5 million in 2027. If we are unsuccessful in refinancing or extending existing mortgage indebtedness or financing unencumbered properties, selling properties on favorable terms or raising additional equity, our cash flow will be insufficient to repay all maturing mortgage debt when payments become due, and we may be forced to dispose of properties on disadvantageous terms or convey properties secured by mortgages to the mortgagees, which would lower our revenues and the value of our portfolio.

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

Volatile or increasing interest rates, or credit market tightening, may make it more difficult for us to secure financing, which may limit our ability to finance or refinance our real estate properties, reduce the number of properties we can acquire, sell certain properties, and decrease our stock price.

Increases or volatility in interest rates, or reduced access to credit markets, may make it difficult for us to obtain financing, refinance mortgage debt, limit the mortgage debt available on properties we wish to acquire and limit the properties we can acquire. Even in the event that we are able to secure mortgage debt on, or otherwise finance our real estate properties, due to increased costs associated with securing financing and other factors beyond our control, we may be unable to refinance the entire outstanding loan balance or be subject to unfavorable terms (such as higher loan fees, interest rates and periodic payments). In addition, increasing interest rates could decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to dispose of assets on more favorable terms.

Interest rates have become increasingly volatile and during the three years ended December 31, 2022, the interest rate on the 10-year treasury notes ranged from 0.38% to 4.33%. At March 1, 2023, the interest rate on such notes was 3.99%. If we are required to refinance mortgage debt that matures over the next several years at higher interest rates than such mortgage debt currently bears, the funds available for dividends may be reduced. The following table sets forth, as of December 31, 2022, the principal balance of the mortgage payments due at maturity on our properties and the weighted average interest rate thereon (dollars in thousands):

	Principal
	Balances	Weighted Average
	Due at	Interest Rate
Year	Maturity	Percentage
2023	$12,973	4.31
2024	50,695	4.42
2025	32,063	4.32
2026	19,179	3.88
2027	38,525	3.64
2028 and thereafter	163,875	4.07

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

Because REIT stocks are often perceived as high-yield investments, investors may perceive less relative benefit to owning REIT stocks as interest rates and the yield on government treasuries and other bonds increase or are especially volatile. Accordingly, increases and volatility in interest rates may reduce the amount investors are willing to pay for our common stock.

If our borrowings increase, the risk of default on our repayment obligations and our debt service requirements will also increase.

At December 31, 2022, we had $431.0 million of debt outstanding, including $409.2 million of mortgage debt and $21.8 million of debt incurred pursuant to our credit facility. Increased leverage, whether pursuant to our credit facility or mortgage debt, could result in increased risk of default on our payment obligations related to borrowings and in an increase in debt service requirements, which could reduce our net income and the amount of cash available to meet expenses and to pay dividends.

A breach of our credit facility could occur if a significant number of our tenants default or fail to renew expiring leases, or we take impairment charges against our properties.

Our credit facility includes covenants that require us to maintain certain financial ratios and comply with other requirements. If our tenants default under their leases or fail to renew expiring leases, we may recognize impairment charges against our properties, and our financial position could be adversely affected causing us to be in breach of the financial covenants contained in our credit facility.

Failure to meet interest and other payment obligations under our revolving credit facility or a breach by us of the covenants to maintain the financial ratios would place us in default under our credit facility, and, if the banks called a default and required us to repay the full amount outstanding under the credit facility, we might be required to rapidly dispose of our properties, which could have an adverse impact on the amounts we receive on such disposition. If we are unable to dispose of our properties in a timely fashion to the satisfaction of the banks, the banks could foreclose on that portion of our collateral pledged to the banks, which could result in the disposition of our properties at below-market values. The disposition of our properties at below our carrying value would adversely affect our net income, reduce our stockholders’ equity and adversely affect our ability to pay dividends.

The phasing out of LIBOR may adversely affect our cash flow and financial results.

At December 31, 2022, we have an aggregate of 15 interest rate swaps in aggregate notional amount of $41.9 million with two separate counterparties hedging our LIBOR indexed variable rate debt. The authority regulating LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after June 2023. The mortgage debt hedged by these swaps mature after June 2023. Accordingly, there is uncertainty as to how the interest rate on this mortgage debt and the related swaps will be determined when LIBOR is unavailable. Though these agreements and instruments generally provide for alternative methods of calculating the interest rate if LIBOR is unavailable, such alternative rates may be unavailable (or the alternative rate provided for in the variable rate mortgage debt may be inconsistent with the alternative rate provided for by the related swap), in which case we may have to negotiate an alternative rate with the counterparties to such debt and the related swaps - we can provide no assurance that we and our counterparties will be able to agree to alternative rates. Even if alternative rates are available, the swaps may not effectively hedge our interest payment obligation on this variable rate mortgage debt and may result in fluctuating interest payments with respect to such debt. Our cash flow and financial results may be adversely affected if we are unable to arrange a mutually satisfactory alternative rate to LIBOR for such variable rate mortgage debt.

Certain of our leases require us to pay property related expenses that are not the obligations of our tenants.

In addition to satisfying their rent obligations, our tenants are generally responsible for the payment of real estate taxes, insurance and ordinary maintenance and repairs. However, under the provisions of certain leases, we are required to pay some expenses, such as the costs of environmental liabilities, roof and structural repairs, insurance premiums, certain non-structural repairs and maintenance. If our properties incur significant expenses that must be paid by us under the terms of our leases, our business, financial condition and results of operations will be adversely affected and the amount of cash available to meet expenses and pay dividends may be reduced.

Our failure to comply with our obligations under our mortgages may reduce our stockholders’ equity, and adversely affect our net income and ability to pay dividends.

Several of our mortgages include covenants that require us to maintain certain financial ratios, including various coverage ratios, and comply with other requirements. Failure to meet interest and other payment obligations under these mortgages or a breach by us of the covenants to comply with certain financial ratios would place us in non-compliance under such mortgages. If a mortgagee called a default and required us to repay the full amount outstanding under such mortgage, we might be required to rapidly dispose of the property subject to such mortgage which could have an adverse impact on the amounts we receive on such disposition. If we are unable to satisfy the covenants of a mortgage, the mortgagee could exercise remedies available to it under the applicable mortgage and as otherwise provided by law, including the possible appointment of a receiver to manage the property, application of deposits or reserves maintained under the mortgage for payment of the debt, or foreclose and/or cause the forced sale of the property or asset securing such debt. A foreclosure or other forced disposition of our assets could result in the disposition of such assets at below such assets’ carrying values. The disposition of our properties or assets at below their carrying values may adversely affect our net income, reduce our stockholders’ equity and adversely affect our ability to pay dividends.

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

Six properties in which we have an interest are owned through consolidated joint ventures (three properties) and unconsolidated joint ventures (three properties). We may continue to acquire properties through joint ventures and/or contribute some of our properties to joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might file for bankruptcy protection, fail to fund their share of required capital contributions or obtain insurance coverage pursuant to a blanket policy as a result of which claims with respect to other properties covered by such policy and in which we have no interest could reduce or eliminate the coverage available with respect to the joint venture properties. Further, joint venture partners may have conflicting business interests or goals, and as a result there is the potential risk of impasses on decisions, such as a sale and the timing thereof. Any disputes that may arise between joint venture partners and us may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. With respect to our (i) consolidated joint ventures, we own, with two joint venture partners and their respective affiliates, properties that account for 4.1% of 2023 contractual rental income, and (ii) unconsolidated joint ventures, we own, with two joint venture partners and their affiliates, properties which account for our $1.4 million share of 2023 base rent payable. We may be adversely affected if we are unable to maintain a satisfactory working relationship with these joint venture partners or if any of these partners becomes financially distressed.

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

From time to time we have entered into transactions with persons and entities affiliated with us and with certain of our officers and directors. Such transactions involve a potential conflict of interest and entail a risk that we could have obtained more favorable terms if we had entered into such transaction with an unaffiliated third party. We are a party to a compensation and services agreement with Majestic Property effective as of January 1, 2007, as amended. Majestic Property is wholly owned by the vice chairman of our board of directors and it provides compensation to certain of our part-time senior executive officers and other individuals performing services on our behalf. Pursuant to the compensation and services agreement, we pay an annual fee to Majestic Property which provides us with the Services. See “Item 1. Business—Human Capital Resources”. In 2022 we paid, and in 2023 we anticipate paying, Majestic Property, (i) a fee of $3.1 million and $3.2 million, respectively, and (ii) $317,000 and $317,000, respectively, for our share of all direct office expenses, including rent, telephone, postage, computer services, supplies, and internet usage. We also obtain our property insurance in conjunction with Gould Investors L.P., our affiliate, and in 2022, reimbursed Gould Investors $586,000 for our share of the insurance premiums paid by Gould Investors. At December 31, 2022, Gould Investors beneficially owns approximately 9.5% of our outstanding common stock and certain of our senior executive officers are also executive officers of the managing general partner of Gould Investors. See Note 10 of our consolidated financial statements for information regarding equity awards to individuals performing services on our behalf pursuant to the compensation and services agreement.

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

To obtain the favorable tax treatment associated with being a REIT, we generally are required, among other things, to distribute to our stockholders at least 90% of our ordinary taxable income (subject to certain adjustments) each year. To the extent that we satisfy these distribution requirements but distribute less than 100% of our taxable income we will be subject to Federal and state corporate tax on our undistributed taxable income.

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

The level of our dividend is established by our board of directors from time to time based on a variety of factors, including our cash available for distribution, funds from operations, adjusted funds from operations and maintenance of our REIT status. Various factors could cause our board of directors to decrease or not increase our dividend, including tenant defaults or bankruptcies resulting in a material reduction in our funds from operations, a material loss resulting from an adverse change in the value of one or more of our properties, or insufficient income to cover our dividends. It is possible that a portion of the dividends we would pay in 2023 would constitute a return of capital and in such event we would not be required to pay such sum to maintain our REIT status. If our board of directors determines to reduce or not increase our dividend for the foregoing or any other reason, the market value of our common stock could be adversely affected.

General Business Risks

Enhanced market and economic volatility due to adverse economic and geopolitical conditions, health crises or dislocations in the credit markets, could have a material adverse effect on our results of operations, financial condition and ability to pay dividends.

Our business may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the real estate industry as a whole and/or the local economies in the markets in which our properties are located. Such adverse conditions may be due to, among other issues, rising inflation and interest rates, volatility in the public equity and debt markets, labor market challenges and international economic and other conditions, including pandemics, geopolitical instability (such as the war in Ukraine), sanctions and other conditions beyond our control. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay dividends as a result of one or more of the following, among other potential consequences:

•	the financial condition of our tenants may be adversely affected, which may result in lower rents or tenant defaults;

•	current or potential tenants may delay or postpone entering into long-term net leases with us;

•	the ability to borrow on acceptable terms and conditions may be limited or unavailable, which could reduce our ability to pursue acquisitions, dispositions and refinance existing debt, reduce our returns from acquisition and disposition activities, increase our future interest expense and reduce our ability to make cash distributions to our stockholders;
•	our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions;

•	the recognition of impairment charges on or reduced values of our properties, which may adversely affect our results of operations or limit our ability to dispose of assets at attractive prices and may reduce the availability of financing;

•	reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties;

•	our line of credit lenders could refuse to fund their financing commitment to us or could fail and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all; and
•	one or more counterparties to our derivative financial instruments could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.

Breaches of information technology systems could materially harm our business and reputation.

We collect and retain on information technology systems, certain financial, personal and other sensitive information provided by third parties, including tenants, vendors, employees and joint venture partners. We also rely on information technology systems for the collection and distribution of funds. We have been, and continue to be, subject to cybersecurity attacks though we have not incurred any significant loss therefrom. There can be no assurance that we will be able to prevent unauthorized access to sensitive information or the unauthorized distribution of funds. Any loss of this information or unauthorized distribution of funds as a result of a cybersecurity attack may result in loss of funds to which we are entitled, legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business.

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

We are dependent on third party software for our financial reporting processes and systems.

We are dependent on third party software, and in particular, Yardi’s property management software, for generating tenant invoices, collecting receivables, paying payables and preparing financial reports. If the software does not perform as required (including non-performance resulting from the software vendors’ unwillingness or inability to maintain or upgrade the functionality of the software), our ability to conduct operations would be adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2022, we own 117 properties with an aggregate net book value of $706.5 million. Our occupancy rate, based on square footage, was 99.8%, 99.2% and 98.4% as of December 31, 2022, 2021 and 2020, respectively.

At December 31, 2022, we participated in joint ventures that owned three properties and at such date, our investment in these unconsolidated joint ventures is $10.4 million. The occupancy rate of our joint venture properties, based on square footage, was 58.7%, 59.1% and 59.1% as of December 31, 2022, 2021 and 2020, respectively. For further information about the Manahawkin Property, see “—Properties Owned by Joint Ventures”, “—Mortgage Debt” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our principal executive office is located at 60 Cutter Mill Road, Suite 303, Great Neck, New York. We believe that our facilities are satisfactory for our current and projected needs.

Our Properties

The following table details, as of December 31, 2022, certain information about our properties (except as otherwise indicated, each property is tenanted by a single tenant):

		Percentage of	Approximate	2023 Contractual
		2023 Contractual	Square Footage	Rental Income
Location	Type of Property	Rental Income	of Building	per Square Foot
Fort Mill, SC	Industrial	4.2	701,595	$4.33
Hauppauge, NY	Industrial	4.0	201,614	14.26
Baltimore, MD	Industrial	3.5	367,000	6.87
Royersford, PA (1)	Retail	3.3	194,600	12.43
El Paso, TX	Industrial	3.2	419,821	5.39
Lebanon, TN	Industrial	2.9	540,200	3.88
Fort Mill, SC	Industrial	2.3	303,188	5.39
Littleton, CO (2)	Retail	2.2	101,618	17.59
Secaucus, NJ	Health & Fitness	2.1	44,863	33.43
Delport, MO (3)	Industrial	2.1	339,094	4.38
Pittston, PA	Industrial	2.0	249,600	5.64
McCalla, AL	Industrial	1.9	294,000	4.61
St. Louis Park, MN (3)	Retail	1.8	131,710	9.86
El Paso, TX (4)	Retail	1.7	110,179	22.34
Lowell, AR	Industrial	1.7	248,370	4.95
Joppa, MD	Industrial	1.6	258,710	4.51
Ankeny, IA (3)	Industrial	1.6	208,234	5.39
Moorestown, NJ (3)	Industrial	1.5	219,881	4.97
Englewood, CO	Industrial	1.4	63,882	16.07
Tucker, GA	Health & Fitness	1.4	58,800	17.45
Brooklyn, NY	Office	1.4	66,000	15.20
Pennsburg, PA (3)	Industrial	1.3	291,203	3.30
Dalton, GA	Industrial	1.3	212,740	4.20
Indianapolis, IN	Industrial	1.2	125,622	6.53
Greenville, SC (5)	Industrial	1.1	142,200	5.46
Bakersfield, CA	Industrial	1.0	218,116	3.36
Hamilton, OH	Health & Fitness	1.0	38,000	19.02
Ronkonkoma, NY (3)	Industrial	1.0	90,599	7.97
Green Park, MO	Industrial	1.0	119,680	6.02
Greenville, SC (5)	Industrial	1.0	128,000	5.48
Lehigh Acres, FL (3)	Industrial	1.0	103,044	6.69
Huntersville, NC	Industrial	0.9	78,319	8.48
Lake Charles, LA (3)	Retail—Office Supply	0.9	54,229	12.07
Ashland, VA	Industrial	0.9	88,003	7.43
Memphis, TN	Industrial	0.9	224,749	2.82
New Hope, MN (5)	Industrial	0.9	123,892	5.11
Chandler, AZ	Industrial	0.9	62,121	10.03
Kennesaw, GA	Retail	0.8	32,138	18.90
Northwood, OH (3)	Industrial	0.8	123,500	4.88
Moorestown, NJ	Industrial	0.8	64,000	9.30
Chicago, IL	Retail—Office Supply	0.8	23,939	24.37
Melville, NY	Industrial	0.8	51,351	11.11
Northwood, OH (6)	Industrial	0.8	126,990	4.38
Wichita, KS	Retail—Furniture	0.8	88,108	6.25
Omaha, NE	Industrial	0.8	101,584	5.37
Shakopee, MN	Industrial	0.8	114,000	4.75
Monroe, NC	Industrial	0.7	93,170	5.70
Saco, ME	Industrial	0.7	131,400	3.92
Greenville, SC	Industrial	0.7	88,800	5.77
Cedar Park, TX	Retail—Furniture	0.7	50,810	9.82
Louisville, KY	Industrial	0.7	125,370	3.92
Cary, NC	Retail—Office Supply	0.7	33,490	14.62
New Hyde Park, NY	Industrial	0.7	38,000	12.74
Tyler, TX	Retail—Furniture	0.7	72,000	6.58
Lexington, KY	Industrial	0.7	74,150	6.35
Bensalem, PA (5)	Industrial	0.7	85,663	5.47
Fort Myers, FL	Industrial	0.6	52,710	8.54

		Percentage of	Approximate	2023 Contractual
		2023 Contractual	Square Footage	Rental Income
Location	Type of Property	Rental Income	of Building	per Square Foot
Ft. Myers, FL	Retail	0.6	29,993	$15.00
Plymouth, MN	Industrial	0.6	82,565	5.36
Rincon, GA	Industrial	0.6	95,000	4.60
Deptford, NJ	Retail	0.6	25,358	16.90
Eugene, OR	Retail—Office Supply	0.6	24,978	16.37
Newark, DE	Other	0.6	23,547	17.00
Amarillo, TX	Retail—Furniture	0.6	72,027	5.52
Richmond, VA	Retail—Furniture	0.6	38,788	10.14
Hillside, IL (3)	Industrial	0.5	60,832	6.41
Highland Ranch, CO (3)	Retail	0.5	42,920	9.00
Virginia Beach, VA	Retail—Furniture	0.5	58,937	6.55
El Paso, TX	Retail—Office Supply	0.5	25,000	15.20
Lexington, KY	Retail—Furniture	0.5	30,173	12.28
Duluth, GA	Retail—Furniture	0.5	50,260	7.29
Woodbury, MN	Retail	0.5	49,406	7.25
Newport, VA	Retail—Furniture	0.5	49,865	6.93
LaGrange, GA	Industrial	0.5	80,000	4.22
Champaign, IL (3)	Retail	0.5	50,530	6.46
Wauconda, IL	Industrial	0.4	53,750	5.82
Greensboro, NC	Retail	0.4	12,950	24.00
Gurnee, IL	Retail—Furniture	0.4	22,768	13.43
Selden, NY	Retail	0.4	14,555	21.00
Naples, FL	Retail—Furniture	0.4	15,912	18.70
Carrollton, GA	Restaurant	0.4	6,012	46.68
Crystal Lake, IL	Retail	0.4	32,446	8.25
Durham, NC	Industrial	0.4	46,181	5.79
Pinellas Park, FL	Industrial	0.4	53,064	5.03
Cartersville, GA	Restaurant	0.4	5,635	46.99
Bluffton, SC	Retail—Furniture	0.4	35,011	7.46
Nashville, TN (3)	Industrial	0.4	99,500	2.61
Richmond, VA	Restaurant	0.3	9,367	26.67
Greensboro, NC	Restaurant	0.3	6,655	37.39
Hyannis, MA	Retail	0.3	9,750	24.85
Chandler, AZ	Industrial	0.3	25,035	9.03
Kennesaw, GA	Restaurant	0.3	4,051	53.66
Myrtle Beach, SC	Restaurant	0.3	6,734	31.68
Everett, MA	Retail	0.3	18,572	11.43
Hauppauge, NY	Restaurant	0.3	7,000	30.10
Somerville, MA	Retail	0.3	12,054	17.42
Lawrenceville, GA	Restaurant	0.3	4,025	51.76
Bolingbrook, IL	Retail	0.3	33,111	6.10
Concord, NC	Restaurant	0.3	4,749	42.04
Miamisburg, OH	Industrial	0.3	35,707	5.57
Cape Girardeau, MO	Retail	0.3	13,502	14.71
Marston, MA	Retail	0.3	8,775	21.92
Indianapolis, IN	Restaurant	0.3	12,820	14.14
West Palm Beach, FL	Industrial	0.2	10,634	14.46
Batavia, NY	Retail	0.2	23,483	6.00
Monroeville, PA	Retail	0.2	6,051	22.96
Lawrence, KS	Retail	0.2	8,600	14.04
Cuyahoga Falls, OH	Retail	0.2	6,796	17.21
South Euclid, OH	Retail	0.2	11,672	9.94
Hilliard, OH	Retail	0.1	6,751	15.55
Port Clinton, OH	Retail	0.1	6,749	15.19
Seattle, WA	Retail	0.1	3,053	27.02
Rosenberg, TX	Retail	0.1	8,000	10.20
Louisville, KY	Industrial	0.1	9,642	4.72
Beachwood, OH (7)	Land	—	349,999	—
Greensboro, NC (8)	Theater	—	61,213	—
Indianapolis, IN (8)	Theater	—	57,688	—
		100.0	10,864,850

(1)	This property, a community shopping center, is leased to 11 tenants. Contractual rental income per square foot excludes 3,125 square feet of vacant space.
(2)	This property, a community shopping center, is leased to 21 tenants. Contractual rental income per square foot excludes 20,997 square feet of vacant space and $150,000 of contractual rental income from a ground lease.
(3)	This property has two tenants.
(4)	This property has four tenants. Contractual rental income per square foot excludes 2,395 square feet of vacant space.
(5)	This property has three tenants.
(6)	This property has five tenants.
(7)	This property is ground leased to a multi-unit apartment complex owner/operator. 2023 contractual rental income excludes $1.3 million of variable rent as there is uncertainty as to whether and when the tenant will resume paying rent. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Challenges and Uncertainties Facing The Vue – Beachwood, Ohio” and Note 6 of our consolidated financial statements.
(8)	Regal Cinemas’ (the tenant at these properties) parent, Cineworld Group plc, filed for Chapter 11 bankruptcy protection in September 2022. We and Regal are discussing significant modifications to the terms of these leases, including the cancellation of deferred rent, the reduction of base rent and shortened lease terms. Accordingly, we have excluded from 2023 contractual rent income the amounts Regal Cinemas was required to pay pursuant to its leases.

Properties Owned by Joint Ventures

The following table sets forth, as of December 31, 2022, information about the properties owned by joint ventures in which we are a venture partner:

		Percentage of
		Base Rent Payable
		in 2023
		Contributed by	Approximate	2023
	Type of	the Applicable	Square Footage	Base Rent
Location	Property	Joint Venture(1)	of Building	per Square Foot
Manahawkin, NJ(2)	Retail	83.3	319,349	$8.52
Savannah, GA	Retail	14.6	46,058	4.42
Savannah, GA(3)	Restaurant	2.1	—	—
		100.0	365,407
(1)	Represents our share of the base rent payable in 2023 with respect to such joint venture property, expressed as a percentage of the aggregate base rent payable in 2023 by all of our joint venture properties. Base rent payable in 2023 excludes $308,000 of our share of base rent and COVID-19 rent deferral payments due from Regal Cinemas, a tenant at our Manahawkin Property.
(2)	The Manahawkin Property, a community shopping center, is leased to 21 tenants. Base rent per square foot excludes an aggregate of 182,430 square feet comprised of: (i) 150,811 square feet of vacant space and (ii) 31,619 square feet related to Regal Cinemas whose base rent payable is excluded as described above. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—The Manahawkin Property.”
(3)	This property is used as a parking lot.

Geographic Concentration

As of December 31, 2022, the 117 properties owned by us are located in 31 states. The following table sets forth information, presented by state, related to our properties as of December 31, 2022:

			Percentage of
		2023	2023
		Contractual	Contractual	Approximate
	Number of	Rental	Rental	Building
State	Properties	Income	Income	Square Feet
South Carolina	7	$7,136,853	10.0	1,405,528
New York	8	6,311,864	8.8	492,602
Pennsylvania	5	5,354,423	7.5	827,117
Texas	7	5,337,302	7.5	757,837
Georgia	10	4,639,563	6.5	548,661
Maryland	2	3,688,701	5.2	625,710
New Jersey	4	3,615,731	5.1	354,102
Minnesota	5	3,275,610	4.6	501,573
Tennessee	3	2,990,737	4.2	864,449
Colorado	3	2,981,304	4.2	208,420
North Carolina	8	2,711,658	3.8	336,727
Ohio	9	2,521,086	3.5	706,164
Missouri	3	2,403,163	3.4	472,276
Illinois	7	2,388,015	3.2	277,376
Florida	6	2,307,202	3.2	265,357
Virginia	5	2,029,103	2.8	244,960
Kentucky	4	1,378,945	1.9	239,335
Alabama	1	1,356,202	1.9	294,000
Arkansas	1	1,230,498	1.7	248,370
Iowa	1	1,121,910	1.6	208,234
Indiana	3	1,002,063	1.4	196,130
Massachusetts	4	856,893	1.2	49,151
Arizona	2	849,245	1.2	87,156
California	1	733,260	1.0	218,116
Kansas	2	671,367	0.9	96,708
Louisiana	1	654,718	0.9	54,229
Nebraska	1	545,916	0.8	101,584
Other (1)	4	1,406,892	2.0	182,978
	117	$71,500,224	100.0	10,864,850

(1)	These properties are located in four states.

The following table sets forth information, presented by state, related to the properties owned by our joint ventures as of December 31, 2022:

		Our Share
		of the
		Base Rent
		Payable in 2023	Approximate
	Number of	to these	Building
State	Properties	Joint Ventures	Square Feet
New Jersey	1	$1,165,889	319,349
Georgia	2	233,379	46,058
	3	$1,399,268	365,407

Mortgage Debt

At December 31, 2022, we had:

●	66 first mortgages secured by 67 of our 117 properties; and
●	$409.2 million of mortgage debt outstanding with a weighted average interest rate of 4.10% and a weighted average remaining term to maturity of approximately 6.5 years. Substantially all of such mortgage debt bears fixed interest at rates ranging from 3.02% to 5.50% and contains prepayment penalties.

The following table sets forth scheduled principal mortgage payments due on our properties as of December 31, 2022 (dollars in thousands):

PRINCIPAL
YEAR	PAYMENTS DUE
2023	$25,261
2024	62,083
2025	42,100
2026	29,076
2027	47,291
Thereafter	203,364
Total	$409,175

At December 31, 2022, the first mortgage on the Manahawkin Property, the only joint venture property with mortgage debt, had an outstanding principal balance of $21.3 million, carries an annual interest rate of 4.0% and matures in July 2025. This mortgage contains a prepayment penalty. The following table sets forth the scheduled principal mortgage payments due for this property as of December 31, 2022 (dollars in thousands):

PRINCIPAL
YEAR	PAYMENTS DUE
2023	$853
2024	868
2025	19,601
2026	—
2027	—
Total	$21,322

The mortgages on our properties (including properties owned by joint ventures) are generally non-recourse, subject to standard carve-outs.

Item 3. Legal Proceedings.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange under the symbol “OLP.” As of March 1, 2023, there were approximately 244 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

During 2022, we repurchased 208,000 shares of our common stock for an aggregate purchase price of $5.2 million. All of these shares were repurchased during the nine months ended September 30, 2022. We are authorized to repurchase, through open-market or privately negotiated transaction, $7.5 million of shares of our common stock.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a self-administered and self-managed REIT focused on acquiring, owning and managing a geographically diversified portfolio consisting primarily of industrial and retail properties, many of which are subject to long-term leases. Most of our leases are “net leases” under which the tenant, directly or indirectly, is responsible for paying the real estate taxes, insurance and ordinary maintenance and repairs of the property. As of December 31, 2022, we own, in 31 states, 120 properties, including three properties owned by consolidated joint ventures and three properties owned through unconsolidated joint ventures.

Challenges and Uncertainties as a Result of the Volatile Economic Environment

During 2022, economic uncertainty and stock market volatility increased due to a number of factors, including rising inflation, increasing interest rates, the continuing COVID-19 pandemic, and lingering supply chain disruptions. This uncertainty, volatility and the related causes may adversely impact us in the future. Most of our leases require the tenants to pay (or to reimburse us for) their pro rata share of operating expenses, including real estate taxes, insurance and common area maintenance, thereby reducing our exposure to increases in operating expenses resulting from inflation or other factors. Additionally, many of our leases include scheduled rent increases. In the event inflation causes increases in our real estate operating expense (to the extent such expense is not paid directly by or reimbursed to us by our tenants), general and administrative expenses, or higher interest rates on our floating rate debt increase our cost of doing business, such increased costs would not be passed through to tenants and could adversely affect our results of operations. Finally, due to these uncertain conditions, we anticipate that in the near-term we may reduce the number of properties we acquire. As a result, our ability, in the near term, to grow revenue and net income through acquisitions will be adversely affected.

General Challenges and Uncertainties

In addition to the challenges and uncertainties as also described under “Cautionary Note Regarding Forward-Looking Statements”, “Item 1A. Risk Factors”, and “— Challenges and Uncertainties as a Result of the Volatile Economic Environment”, we, among other things, face additional challenges and uncertainties, including the possibility we will not be able to: lease our properties on terms favorable to us or at all; collect amounts owed to us by our tenants; renew or re-let, on acceptable terms, leases that are expiring or otherwise terminating; acquire or dispose of properties on acceptable terms; or grow, through acquisitions or otherwise, our property portfolio so as to generate additional rental and net income. If we are unable to address these challenges successfully, we may be unable to sustain our current level of dividend payments.

We generally seek to manage the risk of our real property portfolio and the related financing arrangements by (i) diversifying among locations, tenants, scheduled lease expirations, mortgage maturities and lenders, and types of properties (although over the past several years, we have focused, and we continue to focus, on acquiring industrial properties), and (ii) minimizing our exposure to interest rate fluctuations. As a result, as of December 31, 2022:

●	our 2023 contractual rental income is derived from the following property types: 63.2% from industrial, 26.2% from retail, 4.5% from health and fitness, 4.1% from restaurant and 2.0% from other properties,

●	there are seven states with properties that account for 5% or more of 2023 contractual rental income, and no state accounts for more than 10.0% of 2023 contractual rental income,

●	there are two tenants (i.e., Havertys Furniture and FedEx) that account for more than 5% of 2023 contractual rental income and those tenants account for an aggregate of 10.8% of contractual rental income,

●	through 2031, there are two years in which the percentage of our 2023 contractual rental income represented by expiring leases exceeds 10% (i.e., 19.3% in 2027 and 10.5% in 2028) — approximately 19.4% of our 2023 contractual rental income is represented by leases expiring in 2032 and thereafter,

●	after giving effect to interest rate swap agreements, substantially all of our mortgage debt bears interest at fixed rates,

●	in 2023, 2024 and 2025, 6.2%, 15.2% and 10.3%, respectively, of our total scheduled principal mortgage payments (i.e., amortization and balances due at maturity) is due, and

●	there are three different counterparties to our portfolio of interest rate swaps: two counterparties, rated A3 or better by a national rating agency (i.e., Moody’s Long-Term Debt Ratings), account for 92.9%, or $45.7 million, of the notional value of our swaps; and one counterparty, rated A- by another rating provider (i.e., Kroll), accounts for 7.1%, or $3.5 million, of the notional value of such swaps.

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

We monitor, on an ongoing basis, our expiring leases and generally approach tenants with expiring leases (including those subject to renewal options) at least a year prior to lease expiration to determine their interest in renewing their leases. During the three years ending December 31, 2025, 54 leases for 48 tenants at 39 properties representing $15.4 million, or 21.5%, of 2023 contractual rental income expire.

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

We are sensitive to the risks facing the retail industry as a result of the growth of e-commerce. Over the past several years, we have been addressing our exposure to the retail industry by focusing on acquiring industrial properties (including warehouse and distribution facilities) and properties that we believe capitalize on e-commerce activities – since September 2016, we have not acquired any retail properties and have sold 18 retail properties. As a result of the focus on industrial properties and the sale of retail properties, industrial properties generated 57.3% of rental income, net, in 2022, compared to 35.1% of rental income, net in 2017, and retail properties generated 25.7% of rental income, net, in 2022, compared to 43.7% of rental income, net, in 2017.

At December 31, 2022, we have variable rate mortgage debt in the principal amount of $41.9 million that bear interest equal to 30-day LIBOR plus a negotiated spread. This mortgage debt is hedged through interest rate swaps. The authority regulating LIBOR announced it intends to stop compelling banks to submit rates for the circulation of LIBOR after June 2023. As all of this mortgage debt and the related notional amount of the interest rate swaps mature after June 2023, there is uncertainty as to how the interest rate on this variable rate debt and the related swaps will be determined when LIBOR is unavailable.

Challenges and Uncertainties Facing Certain Properties and Tenants

Set forth below is a description of the challenges and uncertainties facing certain tenants or properties. If these challenges, and in particular, the challenges faced by Regal Cinemas, The Vue and the Manahawkin Property, are not resolved in a satisfactory manner, we will be adversely affected.

Regal Cinemas

Regal Cinemas, or Regal, is a tenant at three properties, including a property owned by an unconsolidated joint venture in which we have a 50% equity interest. Regal’s parent, Cineworld Group plc, filed for Chapter 11 bankruptcy protection in September 2022. At December 31, 2022, Regal is obligated to pay us (and with respect to the unconsolidated joint venture, our 50% share of), (i) through December 31, 2023, $2.8 million, including $634,000 of COVID-19 rent deferral repayments, and (ii) from January 1, 2024 through 2035, an aggregate of $21.7 million of base rent (collectively, the “Obligated Amount”). During 2022, we collected $996,000 of deferred rent and $2.0 million of base rent, representing 91.7% of the deferred rent and base rent payable by Regal. Through March 6, 2023, we collected an aggregate of (i) $808,000 representing 100% of the base rent and deferred rent due through March 2023 and (ii) $67,000 representing 24.9% of the base rent and deferred rents due from 2022. (Because the collection of amounts owed by Regal is deemed to be less than probable, we have not accrued Regal’s base rent or deferred rent and since October 2020, have been reporting same on a cash basis). We and Regal are discussing significant modifications to the terms of these leases, including the cancellation of deferred rent, the reduction of base rent and shortened lease terms. We anticipate that the amounts we collect will be significantly reduced from the Obligated Amount and there is uncertainty as to whether we will be required to take an impairment with respect to these properties. We can provide no assurance that we will reach an agreement with Regal and that even if an agreement is reached, that it will be approved by any third parties, such as the bankruptcy court, whose approvals are required. If an agreement is not reached or third party approvals not obtained, it will be difficult and costly (due, among other things, to the unique configuration of theater properties) to find a replacement tenant. We summarize below certain information about these properties.

1.Consolidated Properties

At December 31, 2022, our Indianapolis, Indiana property had mortgage debt, intangible lease liabilities and intangible lease assets of approximately $3.8 million, $569,000 and $595,000, respectively. There is no mortgage debt, intangible lease liabilities or intangible lease assets at the Greensboro, North Carolina property at which we lease the underlying fee and in turn lease the property to Regal. We estimate that the carrying costs for these two properties for the twelve months ending December 31, 2023, are approximately $1.3 million, including ground lease rent of $464,000 (which sum has historically been paid directly by Regal to the owner of the Greensboro property), real estate taxes of approximately $249,000, and debt service of $425,000 (including $109,000 of deferred interest payments). Regal is the primary obligor with respect to $456,000 of these carrying costs and we are responsible with respect to such amount if it is not paid by Regal.

2.Unconsolidated Property

Regal is a tenant at the Manahawkin Property and which is owned by an unconsolidated joint venture. Our 50% share of the base rent paid by Regal at this property during 2022 and 2021 was $217,000 and $139,000, respectively, representing 15.3% and 10.4%, respectively, of our share of the total base rent payable by all tenants at the Manahawkin Property, respectively. (Our 50% share of the deferred rent paid by Regal at this property during 2022 was $111,000 and is excluded from the base rent payments described in the immediately preceding sentence). At December 31, 2022, our share of the mortgage debt at this property was approximately $10.7 million.

The Vue – Beachwood, Ohio

A multi-family complex, which we refer to as The Vue, ground leases from us the underlying land located in Beachwood, Ohio. Since 2018, the property has faced, and we anticipate that the property will continue to face, occupancy and financial challenges, and our tenant has not paid rent since October 2020 (i.e., an aggregate of $3.0 million that would have been due had it generated specified levels of positive operating cash flow), and we anticipate that it will not pay rent for an extended period. After giving effect to debt service, the property is operating on a negative cash flow basis, and we anticipate that such trend will continue for an extended period. Since 2021 (through March 6, 2023), we provided The Vue with an aggregate of $2.9 million to cover, among other things, operating cash flow shortfalls and capital expenditures, and we estimate that in the balance of 2023, we will provide approximately $538,000 in funding for this property. At December 31, 2022, (i) there are no unbilled rent receivables, intangibles or tenant origination costs associated with this property and (ii) the net book value of our land subject to this ground lease is $16.5 million and is subordinate to $64.8 million of mortgage debt incurred by the owner/operator. Our cash flow will be adversely impacted by our funding of additional capital expenditures and operating expense shortfalls at the property (including our payment of the tenant’s debt service obligations) and the tenant’s continuing non-payment of rent. We may incur a substantial impairment charge with respect to this property if we determine that the property is impaired. See Note 6 to our consolidated financial statements.

See “— Receipt of Settlement Proceeds from Litigation involving The Vue” for information regarding the settlement of litigation involving this property.

The Manahawkin Property

We are exploring various alternatives with respect to the Manahawkin Property, which is owned by an unconsolidated joint venture in which we have a 50% equity interest. For the past several years, we had pursued a re-development of this property. As a result, the income and cash flow from this property is significantly less than it was several years ago and at December 31, 2022, the occupancy rate was 52.8%. In 2022, the property’s operating cash flow (including debt service payments) exceeded the property’s carrying costs by approximately $639,000 (after giving effect to an aggregate of $657,000 of rent and deferred rent collected from Regal Cinemas) and in 2021, the property’s carrying costs exceeded the property’s operating cash flow by approximately $142,000. We are pursuing, as an alternative to the re-development, the possible sale of the 112,000 square foot untenanted parcel formerly tenanted by Kmart, which we refer to as the Sale Parcel, with a view to selling to a buyer that we believe will serve as a strong anchor to the Manahawkin Property. We have not entered into a contract to sell the Sale Parcel, and we anticipate that if we do enter into such a contract, the closing of the sale will be subject to the satisfaction of various conditions and that it will take approximately 18 months to two years from the date the contract is signed to complete the sale. During this period, it may be difficult to maintain or improve the occupancy at the portion of the Manahawkin Property that we retain (the “Retained Property”) as prospective tenants may be unwilling to lease, and current tenants may be unwilling to stay, until the sale is completed. We can provide no assurance that a contract for the sale of the Sale Parcel will be signed, that if signed, that this sale will be completed, or that if completed, that the operations at the Retained Property will improve. If we are unable to complete this sale on acceptable terms, we may resume our re-development efforts. To date, no construction has begun in connection with the re-development, and there is significant uncertainty as to whether a re-development, if pursued, would be successful. As of December 31, 2022, our share of the capitalized costs (primarily soft costs), related to the re-development is $577,000. Our net income, cash flow and financial condition will be adversely affected if significant tenants at the Manahawkin Property or the Retained Property, such as Regal Cinemas, cease paying rent or pay less rent or if we are unable, whether as a result of a sale, a re-development, or some other transformative transaction, improve the operations of the Manahawkin Property or the Retained Property.

LA Fitness

LA Fitness, a health and fitness tenant that leases a 38,000 square foot building located in Hamilton, Ohio, has advised that it does not intend to renew this lease when it expires in November 2023. This property accounted for (i) $915,000 of rental income in 2022 and accounts for 1.0% of 2023 contractual rental income and (ii) in 2022, $197,000, $170,000 and $210,000 of interest expense, real estate operating expense and depreciation and amortization expense, respectively, at this property. At December 31, 2022, the mortgage debt, unbilled rent receivable and tenant origination cost with respect to this property was $4.1 million, $41,000 and $34,000, respectively. Due to the limited number of health and fitness operators, and the presence nearby of another health and fitness facility, it may be difficult to re-lease this property to another such operator, and if we are unable to re-lease this property to such an operator, it may be costly to reconfigure the space for another tenant.

Bed Bath and Beyond

Bed Bath & Beyond (“BBBY”) leases, through 2027, a 32,138 square foot property located in Kennesaw, Georgia. This tenant’s lease expires in 2027 and through the stated expiration of this lease, BBBY was obligated to pay us an aggregate of $2.5 million of base rent. BBBY has been experiencing significant financial difficulty. This property accounted for (i) $629,000 of rental income in 2022 and accounts for 0.8% of 2023 contractual rental income and (ii) in 2022, $168,000, $56,000 and $218,000 of interest expense, real estate operating expense, and depreciation and amortization expense, respectively. At December 31, 2022, the mortgage debt and unbilled rent receivable with respect to this property was $4.6 million and $142,000, respectively.

Party City

Party City, a tenant that leases 11,248 square feet at a 54,229 square foot multi-tenant property located in Lake Charles, Louisiana, filed for Chapter 11 bankruptcy protection in January 2023. This tenant’s lease expires in 2031 and through the stated expiration of this lease, this tenant was obligated to pay us an aggregate of $1.5 million base rent. This tenant accounted for (i) $209,000 of rental income in 2022 and accounts for 0.2% of 2023 contractual rental income and (ii) in 2022, (solely based on its pro rata share of the square footage at the property) $27,109 and $72,000 of real estate operating expense and depreciation expense, respectively, at such property. At December 31, 2022, the unbilled rent receivable balance with respect to this tenant was $33,000.

Settlement of Round Rock Guaranty Litigation

On April 15, 2022, we received $5.4 million in connection with the settlement of the lawsuit captioned OLP Wyoming Springs, LLC, Plaintiff, v. Harden Healthcare, LLC, Defendant, v Benjamin Hanson, Intervenor, which sum is recognized as Income on settlement of litigation on our consolidated statement of income for the year ended December 31, 2022.

Receipt of Settlement Proceeds from Litigation involving The Vue

Our ground lease tenant at The Vue - Beachwood, Ohio, was a plaintiff/claimant in various legal proceedings (the “Proceedings”) against, among others, the developer of such apartment complex alleging, among other things, that the building’s construction was flawed. The Proceedings were settled in the quarter ended December 31, 2022 and although we were not a party to the Proceedings, pursuant to the lease with the tenant we received, in early January 2023, $4.6 million from the settlement. This sum is included as Escrow, deposits and other assets and receivables on our consolidated balance sheet as of December 31, 2022 and reflected as Rental income, net on our consolidated statement of income for the year ended December 31, 2022.

2022 and Recent Developments

In 2022, we:

●	acquired six industrial properties for an aggregate purchase price of $56.5 million. These properties account for $3.4 million, or 4.7%, of our 2023 contractual rental income.

●	sold seven properties (i.e., two retail, four restaurants and one industrial), for an aggregate net gain on sale of real estate of $16.8 million. The properties sold accounted for $618,000, or 0.7%, and $2.5 million, or 3.0%, of 2022 and 2021 rental income, net, respectively.

●entered into, amended or extended 19 leases with respect to approximately 1.1 million square feet, including a:
-	10-year lease extension through 2033 with Shutterfly, Inc. in South Carolina, which accounts for 2.3% of 2023 contractual rental income, for an annual base rent of $1.2 million through June 2023, increasing to $2.0 million from July 2023 through June 2024, and increasing at least 3% annually thereafter, subject to a cap of 6%.
-	new 20-year lease agreement through 2042 with The Lion Brewery in Pennsylvania, which accounts for 2.0% of 2023 contractual rental income, for an annual base rent of $1.4 million through February 2023 and increasing 3% annually thereafter.
-	seven-year lease extension through 2030 with Power Distributors, LLC in Iowa, which accounts for 1.1% of 2023 contractual rental income, for an annual base rent of $782,000 through October 2023, increasing to $864,000 from November 2023 through October 2024, and increasing 3% annually thereafter.
-	five-year lease extension through 2028 with FedEx in Indianapolis, which accounts for 1.1% of 2023 contractual rental income, for an annual base rent of $685,000 through February 2023, increasing to $848,000 from March 2023 through February 2024, and increasing 3% annually thereafter.
-	10-year lease extension through 2033 with Transcendia in South Carolina, which accounts for 0.7% of 2023 contractual rental income, for an annual base rent of $493,000 through September 2023, increasing to $533,000 from October 2023 through September 2024, and increasing 3.5% annually thereafter.
-	new eight-year lease agreement through 2030 with Ollie’s Bargain Outlet, at our formerly vacant Crystal Lake, Illinois property, which accounts for 0.4% of 2023 contractual rental income, for an annual base rent of $268,000 through October 2030.

●	generated an aggregate of $10.0 million from the resolution of two lawsuits, including $5.4 million from the settlement of a lawsuit related to our former assisted living facility in Round Rock, Texas and $4.6 million from the settlement of a lawsuit related to a property located in Beachwood, Ohio.

●	entered into an amendment to our credit facility which, among other things, (i) extended the maturity date to December 31, 2026 and (ii) increased the aggregate amount that may be used for renovation and operating expense purposes to the lesser of $40.0 million and 40% of the borrowing base.

●	repurchased approximately 208,000 shares of our common stock for an aggregate purchase price of approximately $5.2 million.

Subsequent to December 31, 2022, we:

●sold in February 2023, a restaurant property in Hauppauge, New York for $4.2 million. We anticipate recognizing a gain on sale of real estate, net, of approximately $1.5 million during the three months ending March 31, 2023. This property generated $220,000 of rental income in 2022.

Comparison of Years Ended December 31, 2022 and 2021

Results of Operations -

Revenues

The following table compares total revenues for the periods indicated:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2022	2021	(Decrease)	% Change
Rental income, net	$92,191	$82,180	$10,011	12.2
Lease termination fees	25	560	(535)	(95.5)
Total revenues	$92,216	$82,740	$9,476	11.5

Rental income, net.

The following table details the components of rental income, net, for the periods indicated:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2022	2021	(Decrease)	% Change
Acquisitions (1)	$4,433	$636	$3,797	597.0
Dispositions (2)	618	3,576	(2,958)	(82.7)
Same store (3)	87,140	77,968	9,172	11.8
Rental income, net	$92,191	$82,180	$10,011	12.2
(1)	The 2022 column represents rental income from properties acquired since January 1, 2021; the 2021 column represents rental income from properties acquired during the year ended December 31, 2021.
(2)	The 2022 column represents rental income from properties sold during the year ended December 31, 2022; the 2021 column represents rental income from properties sold since January 1, 2021.
(3)	Represents rental income from 108 properties that were owned for the entirety of the periods presented.

Changes due to acquisitions and dispositions

The year ended December 31, 2022 reflects a $3.8 million increase generated by nine properties acquired in 2021 and 2022 (including $1.3 million from the three properties acquired in 2021). This increase was offset by a $3.0 million decrease due to the inclusion, in 2021, of rental income from properties sold during 2021 and 2022 (including $1.1 million from four properties sold in 2021).

Changes at same store properties

The increase is due to:

-	The inclusion in 2022, of $4.6 million from the litigation settlement proceeds from The Vue (as discussed above),
-	$1.3 million from two Regal Cinemas properties (including the collection of $885,000 of rent deferred from 2020 through 2021) - see “—Challenges and Uncertainties Facing Certain Tenants

and Properties” for further information regarding Regal Cinemas’ non-payment of September 2022 rent of $239,000, including a COVID-19 deferral repayment of $81,000,
-	a $998,000 increase in tenant reimbursements, of which $639,000 relates to real estate taxes (2021 includes a $150,000 real estate tax refund paid to a tenant) and $359,000 relates to operating expenses generally incurred in the same year,
-	$683,000 of rental income due to a new tenant (i.e., The Lion Brewery) at our Pittston, Pennsylvania property,
-	$585,000 of rental income due to a lease amendment and extension for The Toro Company, a tenant at one of our El Paso, Texas properties,
-	$192,000 of rental income from various lease amendments and extensions at our Royersford, Pennsylvania shopping center,
-	$176,000 of rental income due to a lease amendment and extension for Shutterfly, a tenant at our Fort Mill, South Carolina property, and
-	$168,000 of rental income due to a new tenant at our formerly vacant Crystal Lake, Illinois property.

Lease termination fees.

In 2021, we recognized $560,000 in connection with the exercise by three tenants of early lease termination options.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2022	2021	(Decrease)	% Change
Operating expenses:
Depreciation and amortization	$23,781	$22,832	$949	4.2
General and administrative	15,258	14,310	948	6.6
Real estate expenses	15,508	13,802	1,706	12.4
State taxes	285	291	(6)	(2.1)
Total operating expenses	$54,832	$51,235	$3,167	6.2

Depreciation and amortization. The increase is due primarily to:

-	$1.7 million of such expense from properties acquired in 2022 and 2021 (including $758,000 from properties acquired in 2021),
-	$393,000 of depreciation from improvements at several properties, and
-	$171,000 of leasing commissions at several properties.

The increase was offset by:

-	a decrease, in 2022, of $620,000 related to improvements and tenant origination costs at several properties that prior to December 31, 2022 were fully amortized,

-	the inclusion, in 2021, of $510,000 of such expense from the properties sold since January 1, 2021, and
-	the inclusion, in 2021, of $191,000 of accelerated amortization of tenant origination costs in connection with a tenant’s exercise of a lease termination option.

General and administrative. The increase in 2022 is primarily due to increases of (i) $548,000 of compensation expense primarily due to higher levels of compensation and additional employees, and (ii) $171,000 in professional fees related to various matters, none of which was individually significant.

Real estate expenses.

The increase is primarily due to:

-	$748,000 from properties acquired in 2022 and 2021,
-	an aggregate increase of $646,000 relating to real estate tax expense for several properties, primarily resulting from substantial increases in assessed value at two properties, as well as the inclusion in 2021 of a $150,000 real estate tax refund for one of these properties, and
-	aggregate increases of $393,000 of other real estate expenses, and $234,000 of insurance expense for several properties, none of which were individually significant.

The increase was offset due primarily to (i) the inclusion of $189,000 in litigation expense (the “Round Rock Litigation”) related to our former assisted living facility in Round Rock, Texas, with respect to which we received a $5.4 million settlement payment (see Note 13 to our consolidated financial statements), and (ii) a $126,000 decrease related to properties sold in 2021 and 2022.

A substantial portion of real estate expenses are rebilled to tenants and are included in Rental income, net, on the consolidated statements of income, other than the expenses related to the Round Rock litigation.

Gain on sale of real estate, net

The following table compares gain on sale of real estate, net for the periods indicated:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2022	2021	(Decrease)	% Change
Gain on sale of real estate, net	$16,762	$25,463	$(8,701)	(34.2)

The following table lists the sold properties and related gains, net for the periods indicated:

	Year Ended
	December 31,
(Dollars in thousands)	2022	2021
Vacant retail property - Columbus, OH	$4,063	$—
Havertys retail property - Fayetteville, GA	1,125	—
Orlando Baking industrial property - Columbus, OH	6,925	—
Wendy's restaurants (four properties) - PA	4,649	—

Whole Foods retail property & parking lot - West Hartford, CT (1)	—	21,469
Vacant retail property - Philadelphia, PA (2)	—	1,299
Wendy's restaurants (two properties) - PA	—	2,695
Total gain on sale of real estate, net	$16,762	$25,463

(1) Includes the related parking lot.

(2) The non-controlling interest’s share of the gain is $130.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2022	2021	(Decrease)	% Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$400	$202	$198	98.0
Equity in earnings from sale of unconsolidated joint venture properties	—	805	(805)	(100.0)
Prepayment costs on debt	—	(901)	(901)	(100.0)
Income on settlement of litigation	5,388	—	5,388	100.0
Other income	1,003	869	134	15.4
Interest:
Expense	(17,569)	(17,939)	(370)	(2.1)
Amortization and write-off of deferred financing costs	(1,115)	(970)	145	14.9

Equity in earnings of unconsolidated joint ventures. The increase in 2022 is due to an increase at our Manahawkin Property resulting primarily from an increase of $188,000 (our 50% share) in rental income, including $111,000 of deferred rent from 2020 and 2021, that we received from Regal Cinemas, a tenant for which we are recording rental income on a cash basis (see “—Challenges and Uncertainties Facing Certain Tenants and Properties”).

Equity in earnings from sale of unconsolidated joint venture property. The 2021 results represent a gain of $805,000 from the sale of a portion of a joint venture’s property in Savannah, Georgia.

Prepayment costs on debt. The 2021 expense includes $799,000 incurred in connection with the sale of the West Hartford, Connecticut property. There were no such costs in 2022.

Income on settlement of litigation. In April 2022, we received $5.4 million pursuant to the settlement of the Round Rock Litigation.

Other income. Included in 2022 and 2021 are $918,000 and $695,000, respectively, representing the final property insurance recoveries related to our Lake Charles, Louisiana property damaged in an August 2020 hurricane. Additionally, 2021 includes a $100,000 fee obtained in connection with an assignment of a lease.

Interest expense. The following table compares interest expense for the periods indicated:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2022	2021	(Decrease)	% Change
Interest expense:
Mortgage interest	$16,762	$17,521	$(759)	(4.3)
Credit line interest	807	418	389	93.1
Total	$17,569	$17,939	$(370)	(2.1)

Mortgage interest

The following table reflects the average interest rate on the weighted average principal amount of outstanding mortgage debt during the applicable year:

	Year Ended
	December 31,		Increase
(Dollars in thousands)	2022	2021	(Decrease)	% Change
Average interest rate	4.14%	4.22%	(0.08)%	(1.9)
Average principal amount	$404,263	$416,914	$(12,651)	(3.0)

The decrease in 2022 is due primarily to the decrease in the average principal amount of mortgage debt outstanding which resulted from mortgage payoffs (generally, as they matured or in connection with property sales) and scheduled amortization payments. The decrease was offset by financings effectuated in connection with acquisitions and refinancings.

Credit facility interest

The following table reflects the average interest rate on the average principal amount of outstanding credit line debt during the applicable year:

	Year Ended
	December 31,		Increase	%
(Dollars in thousands)	2022	2021	(Decrease)	Change
Weighted average interest rate	3.42%	1.86%	1.56%	83.9
Weighted average principal amount	$16,222	$10,179	$6,043	59.4

The change is due to the increases on the credit line (i) in the weighted average interest rate, and (ii) of $6.0 million in the weighted average balance outstanding.

Amortization and write-off of deferred financing costs. The increase in 2022 includes an increase of $209,000 related to the write-off of deferred costs related to the mortgages on the eleven Havertys properties that were paid off in June 2022. Offsetting the increase was $101,000 related to write-offs of deferred costs in connection with the sales of properties in 2021, of which $67,000 was related to the sale of our West Hartford, Connecticut properties.

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

We compute adjusted funds from operations, or AFFO ,by adjusting from FFO for straight-line rent accruals and amortization of lease intangibles, deducting from income additional rent from ground lease tenant, income on settlement of litigation, income on insurance recoveries from casualties, lease termination and assignment fees, and adding back amortization of restricted stock and restricted stock unit compensation expense, amortization of costs in connection with its financing activities (including its share of its unconsolidated joint ventures), debt prepayment costs and amortization of lease incentives and mortgage intangible assets. Since the NAREIT White Paper does not provide guidelines for computing AFFO, the computation of AFFO varies from one REIT to another.

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

The following tables provide a reconciliation of net income and net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO for the years indicated (dollars in thousands, except per share amounts):

	Year Ended
	December 31,
	2022	2021
GAAP net income attributable to One Liberty Properties, Inc.	$42,177	$38,857
Add: depreciation and amortization of properties	23,193	22,395
Add: our share of depreciation and amortization of unconsolidated joint ventures	519	571
Add: amortization of deferred leasing costs	588	437
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	21	45
Deduct: gain on sale of real estate, net	(16,762)	(25,463)
Deduct: equity in earnings from sale of unconsolidated joint venture properties	—	(805)
Adjustments for non-controlling interests	(67)	57
NAREIT funds from operations applicable to common stock	49,669	36,094
Deduct: straight-line rent accruals and amortization of lease intangibles	(3,240)	(1,019)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(27)	(10)
Deduct: income on settlement of litigation	(5,388)	—
Deduct: additional rent from ground lease tenant	(4,626)	—
Deduct: income on insurance recoveries from casualty loss	(918)	(695)
Deduct: lease termination fee income	(25)	(560)
Deduct: our share of unconsolidated joint venture lease termination fee income	(25)	—
Deduct: lease assignment fee income	—	(100)
Add: amortization of restricted stock and RSU compensation	5,507	5,433
Add: prepayment costs on debt	—	901
Add: amortization and write-off of deferred financing costs	1,115	970
Add: amortization of lease incentives	44	—
Add: amortization of mortgage intangible asset	12	—
Add: our share of amortization of deferred financing costs of unconsolidated joint venture	17	17
Adjustments for non-controlling interests	14	16
Adjusted funds from operations applicable to common stock	$42,129	$41,047

	Year Ended
	December 31,
	2022	2021
GAAP net income attributable to One Liberty Properties, Inc.	$1.99	$1.85
Add: depreciation and amortization of properties	1.09	1.06
Add: our share of depreciation and amortization of unconsolidated joint ventures	.02	.03
Add: amortization of deferred leasing costs	.03	.02
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—
Deduct: gain on sale of real estate, net	(.79)	(1.21)
Deduct: equity in earnings from sale of unconsolidated joint venture properties	—	(.04)
Adjustments for non-controlling interests	—	.01
NAREIT funds from operations per share of common stock (a)	2.34	1.72
Deduct: straight-line rent accruals and amortization of lease intangibles	(.16)	(.06)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—
Deduct: income on settlement of litigation	(.25)	—
Deduct: additional rent from ground lease tenant	(.22)	—
Deduct: income on insurance recoveries from casualty loss	(.04)	(.03)
Deduct: lease termination fee income	—	(.03)
Deduct: our share of unconsolidated joint venture lease termination fee income	—	—
Deduct: lease assignment fee income	—	—
Add: amortization of restricted stock and RSU compensation	.26	.26
Add: prepayment costs on debt	—	.04
Add: amortization and write-off of deferred financing costs	.05	.05
Add: amortization of lease incentives	—	—
Add: amortization of mortgage intangible asset	—	—
Add: our share of amortization of deferred financing costs of unconsolidated joint venture	—	—
Adjustments for non-controlling interests	—	—
Adjusted funds from operations per share of common stock (a)	$1.98	$1.95

(a) The weighted average number of diluted common shares used to compute FFO and AFFO applicable to common stock includes unvested restricted shares that are excluded from the computation of diluted EPS.

The $13.6 million, or 37.6%, increase in FFO is due primarily to:

●	a $10.0 million net increase in rental income, including $4.6 million from The Vue settlement, $2.2 million of straight-line rent accruals and $1.3 million from Regal Cinemas, including the collection of $885,000 of deferred rent,
●	the $5.4 million income from the settlement of the Round Rock Litigation,
●	a $901,000 decrease in prepayment costs on debt, and
●	a $370,000 decrease in interest expense.

Offsetting the increase is:

●	a $1.7 million increase in real estate operating expenses,
●	a $948,000 increase in general and administrative expense, and
●	a $535,000 decrease in lease termination fee income.

See “—Comparison of Years Ended December 31, 2022 and 2021” for further information regarding these changes.

The $1.1 million, or 2.6%, increase in AFFO is due to the increase in FFO as described above, offset by the exclusion from AFFO in 2022 of:

●	the $5.4 million income from the settlement of the Round Rock Litigation,
●	the $4.6 million from The Vue settlement,
●	a $2.2 million increase in rental income related to straight-line rent accruals, and
●	a $901,000 decrease in prepayment costs on debt.

AFFO for 2022 and 2021 exclude lease termination fee income of $25,000 and $560,000, respectively.

See “—Comparison of Years Ended December 31, 2022 and 2021” for further information regarding these changes.

Diluted per share FFO and AFFO were impacted negatively in the year ended December 31, 2022 by an average increase from December 31, 2021 of approximately 200,000 in the weighted average number of shares of common stock outstanding as a result of stock issuances pursuant to the equity incentive, at-the-market equity offering and dividend reinvestment programs, offset by the Company’s repurchase of shares during 2022.

Comparison of Years Ended December 31, 2021 and 2020

As we qualify as a smaller reporting company, this comparison is omitted in accordance with Instruction 1 to Item 303(a) of Regulation S-K.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales. In 2022, we obtained approximately $28.7 million of net proceeds from property sales (after giving effect to $1.6 million of mortgage debt repayments), $48.9 million of proceeds from mortgage financings (after giving effect to $27.8 million of refinanced amounts) and $5.4 million from the settlement of a lawsuit involving our former assisted living facility in Round Rock, Texas. Our available liquidity at March 6, 2023 was approximately $94.9 million, including approximately $6.4 million of cash and cash equivalents (including the credit facility’s required $3.0 million average deposit maintenance balance) and, subject to borrowing base requirements, up to $88.5 million available under our credit facility.

Liquidity and Financing

We expect to meet our short term (i.e., one year or less) and long term (i) operating cash requirements (including debt service and anticipated dividend payments) principally from cash flow from operations, our available cash and cash equivalents, proceeds from and, to the extent permitted and needed, our credit facility and (ii) investing and financing cash requirements (including an estimated aggregate of $3.8 million of capital and other expenditures) from the foregoing, as well as property financings, property sales and sales of our common stock. We and our joint venture partner have also pursued a re-development of the Manahawkin Property – however, as we may sell the Sale Parcel and not pursue a re-development, we are not providing an estimate of the re-development costs or the time frame within which a re-development would be completed, if pursued.

The following table sets forth, as of December 31, 2022, information with respect to our mortgage debt that is payable from January 2023 through December 31, 2025 (excluding the mortgage debt of our unconsolidated joint venture):

(Dollars in thousands)	2023	2024	2025	Total
Amortization payments	$12,288	$11,388	$10,037	$33,713
Principal due at maturity	12,973	50,695	32,063	95,731
Total	$25,261	$62,083	$42,100	$129,444

At December 31, 2022, an unconsolidated joint venture had a first mortgage on its property (i.e., the Manahawkin Property) with an outstanding balance of approximately $21.3 million, bearing interest at 4.0% per annum and maturing in July 2025.

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

We continually seek to refinance existing mortgage loans on terms we deem acceptable to generate additional liquidity. Additionally, in the normal course of our business, we sell properties when we determine that it is in our best interests, which also generates additional liquidity. Further, although we have done so infrequently and primarily in the context of a tenant default at a property for which we have not found a replacement tenant, if we believe we have negative equity in a property subject to a non-recourse mortgage loan, we may convey such property to the mortgagee to terminate our mortgage obligations, including payment of interest, principal and real estate taxes, with respect to such property.

Typically, we utilize funds from our credit facility to acquire a property and, thereafter secure long-term, fixed rate mortgage debt on such property. We apply the proceeds from the mortgage loan to repay borrowings under the credit facility, thus providing us with the ability to re-borrow under the credit facility for the acquisition of additional properties.

Material Contractual Obligations

The following sets forth our material contractual obligations as of December 31, 2022:

	Payment due by period
	Less than			More than
(Dollars in thousands)	1 Year	1 ‑ 3 Years	4 ‑ 5 Years	5 Years	Total
Mortgages payable—interest and amortization	$28,915	$47,662	$38,410	$69,349	$184,336
Mortgages payable—balances due at maturity	12,973	82,758	57,704	163,875	317,310
Credit facility (1)	—	—	21,800	—	21,800
Purchase obligations (2)	4,051	7,792	7,184	210	19,237
Total	$45,939	$138,212	$125,098	$233,434	$542,683
(1)	Represents the amount outstanding at December 31, 2022. We may borrow up to $100.0 million pursuant to such facility, subject to compliance with borrowing base requirements. At December 31, 2022, after giving effect to such borrowing base requirements, $78.2 million was available to be borrowed. The facility expires December 31, 2026. See “—Credit Facility”.
(2)	Assumes that $3.5 million will be payable annually during the next five years pursuant to the compensation and services agreement. Excludes (i) approximately $2.8 million of capital and other expenditures to be incurred in the ordinary course of business in connection with tenant improvements (including $1.5 million in connection with the Havertys Furniture lease extensions), (ii) amounts required to acquire properties, (iii) amounts to be expended in connection with the re-development of the Manahawkin Property, if such re-development is pursued and (iv) an estimated $985,000 for funding capital expenditures and operating cash flow shortfalls at The Vue, of which $447,000 was funded in 2023. See “—General Challenges and Uncertainties,” “—Challenges and Uncertainties Facing Certain Properties and Tenants—The Vue”, and “—Challenges and Uncertainties Facing Certain Properties and Tenants —The Manahawkin Property”.

As of December 31, 2022, we had $409.2 million of mortgage debt outstanding (excluding mortgage debt of our unconsolidated joint venture), all of which is non-recourse (subject to standard carve-outs). We expect that mortgage interest and amortization payments (excluding repayments of principal at maturity) of approximately $76.6 million due through 2025 will be paid primarily from cash generated from our operations. We anticipate that principal balances due at maturity through 2025 of $95.7 million will be paid primarily from cash and cash equivalents and mortgage financings and refinancings. If we are unsuccessful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all debt obligations when payments become due, and we may need to issue additional equity, obtain long or short- term debt, or dispose of properties on unfavorable terms.

Credit Facility

Our credit facility provides that subject to borrowing base requirements, we can borrow up to $100.0 million for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $40.0 million and 40% of the borrowing base. See “—Liquidity and Capital Resources”. The facility matures December 31, 2026 and bears interest equal to 30-day SOFR plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 275 basis points if such ratio is greater than 60%. The applicable margin was 175 basis points for each of 2022 and 2021. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. For 2022, the weighted average interest rate on the facility was approximately 3.42% and as of February 28, 2023, the rate on the facility was 6.32%.

The terms of our credit facility include certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility.

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. Approximately 70% of our leases contain provisions intended to mitigate the impact of inflation. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). In addition, many of our leases require the tenant to pay, or reimburse us for our payment of, all or a majority of the property’s operating expenses, including real estate taxes, utilities, insurance and building repairs, which may also mitigate our risks associated with rising costs. However, these rent escalation provisions may not adequately offset the effects of inflation.

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

Distribution Policy

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. Accordingly, to qualify as a REIT, we must, among other things, meet a number of organizational and operational requirements, including a requirement that we distribute currently at least 90% of our ordinary taxable income to our stockholders. It is our current intention to comply with these requirements and maintain our REIT status. As a REIT, we generally will not be subject to corporate federal, state or local income taxes on taxable income we distribute currently (in accordance with the Internal Revenue Code and applicable regulations) to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal, state and local income taxes at regular corporate rates and may not be able to qualify as a REIT for four subsequent tax years. Although we qualify for federal taxation as a REIT, we are subject to certain state and local taxes on our income and to federal income taxes on our undistributed taxable income (i.e., taxable income not distributed in the amounts and in the time frames prescribed by the Internal Revenue Code and applicable regulations thereunder) and are subject to Federal excise taxes on our undistributed taxable income.

It is our current intention to pay to our stockholders within the time periods prescribed by the Internal Revenue Code no less than 90%, and, if possible, 100% of our annual taxable income, including taxable gains from the sale of real estate. It will continue to be our policy to make sufficient distributions to stockholders in order for us to maintain our REIT status under the Internal Revenue Code.

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

Critical Accounting Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we reconsider and evaluate our estimates and assumptions.

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

Revenue Recognition

Our main source of revenue is rental income from our tenants. Rental income primarily includes: (i) base rents that our tenants pay in accordance with the terms of their respective leases reported on a straight-line basis over the non-cancellable term of each lease and (ii) reimbursements by tenants of certain real estate operating expenses. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record as an asset and include in revenues, unbilled rent receivables which we will only receive if the tenant makes all rent payments required through the expiration of the term of the lease. Accordingly, our management must determine, in its judgment, that the unbilled rent receivable applicable to each specific tenant is collectable. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history and the financial condition of the tenant. In the event that the collectability of an unbilled rent receivable is unlikely, we are required to write-off the receivable, which has an adverse effect on net income for the year in which the direct write-off is taken, and will decrease total assets and stockholders’ equity.

Purchase Accounting for Acquisition of Real Estate

The fair value of real estate acquired is allocated to acquired tangible assets (which includes land, building and building improvements) and identified intangible assets and liabilities (which include the value of above, below and at-market leases and origination costs associated with in-place leases and assumed mortgages) based in each case on their fair values. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and building improvements based on our determination of the relative fair values of these assets. We assess the fair value of the lease intangibles and assumed mortgages based on estimated cash flow projections that utilize appropriate discount rates and available market information. The fair values associated with below-market rental renewal options are determined based on our experience and the relevant facts and circumstances that existed at the time of the acquisitions. The portion of the values of the leases associated with below-market renewal options that we deem reasonably certain to be exercised by the tenant are amortized to rental income over the respective renewal periods. The allocation made by us may have a positive or negative effect on net income and may have an effect on the assets and liabilities on the balance sheet.

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

We use interest rate swaps to limit interest rate risk on variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes. At December 31, 2022, we had no liability in the event of the early termination of our swaps.

At December 31, 2022, we had 17 interest rate swap agreements outstanding. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2022, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and the net unrealized gain on derivative instruments would have increased by $705,000. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and the net unrealized gain on derivative instruments would have decreased by $725,000. These changes would not have any impact on our net income or cash.

Our variable mortgage debt, after giving effect to the interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the amount of interest expense that we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes. At December 31, 2022, a 100 basis point increase of the interest rate on this facility would increase our related interest costs by approximately $218,000 per year and a 100 basis point decrease of the interest rate would decrease our related interest costs by approximately $218,000 per year.

The fair market value of our long-term debt is estimated based on discounting future cash flows at interest rates that our management believes reflect the risks associated with long-term debt of similar risk and duration.

The following table sets forth our debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated fair market value at December 31, 2022:

	For the Year Ended December 31,
								Fair
								Market
(Dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	Total	Value
Fixed rate:
Long‑term debt	$25,261	$62,083	$42,100	$29,076	$47,291	$203,364	$409,175	$378,943
Weighted average interest rate	4.24%	4.37%	4.27%	3.96%	3.74%	4.08%	4.10%	5.87%
Variable rate:
Long‑term debt(1)	$—	$—	$—	$21,800	$—	$—	$21,800	$21,800
(1)	Our credit facility matures on December 31, 2026 and bears interest equal to 30-day SOFR plus the applicable margin. The applicable margin varies based on the ratio of total debt to total value. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Credit Facility.”

Item 8. Financial Statements and Supplementary Data.

This information appears in Item 15(a) of this Annual Report on Form 10-K and is incorporated into this Item 8 by reference thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, our CEO and CFO have concluded that our disclosure controls and procedures, as designed and implemented as of December 31, 2022, were effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting, as defined in in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that occurred during the three months ended December 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Tax Disclosure Update

The sections of our prospectus dated August 13, 2020 included in our prospectus supplement dated August 13, 2020 entitled “Federal Income Tax Considerations – Requirements for REIT Qualification-In General – Failure to Qualify as a REIT:” and “Federal Income Tax Considerations - Impact of the Tax Cuts and Jobs Act on the Company and its Stockholders- Certain changes to Dividends-Received Deduction; Elimination of Corporate Alternative Minimum Tax:” are hereby superseded, and are amended and restated in their entirety to read as follows:

“Failure to Qualify as a REIT: Commencing with our 2005 taxable year, if we would otherwise fail to qualify as a REIT under the Code because of a violation of one of the requirements described above, our qualification as a REIT will not be terminated if the violation is due to reasonable cause and not willful neglect and we pay a penalty tax of $50,000 for the violation. The immediately preceding sentence does not apply to violations of the gross income tests described above or a violation of the asset tests described above each of which have specific relief provisions that are described above.

If we fail to qualify for taxation as a REIT under the Code in any taxable year, and the relief provisions do not apply, we will have to pay tax on our taxable income at regular corporate rates. We could possibly also be subject to the corporate alternative minimum tax effective for taxable years beginning after December 31, 2022. We will not be able to deduct distributions to stockholders in any year in which we fail to qualify, nor will we be required to make distributions to stockholders. In this event, to the extent of current and accumulated earnings and profits, all distributions to stockholders will be taxable to the stockholders as dividend income (which may be subject to tax at preferential rates) and corporate distributees may be eligible for the dividends received deduction if they satisfy the relevant provisions of the Code. Unless entitled to relief under specific statutory provisions, we will also be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost. We might not be entitled to the statutory relief described in the preceding paragraph in all circumstances.”

“Certain Changes to Dividends-Received Deduction; Elimination of Corporate Alternative Minimum Tax: The Tax Act reduces the dividends-received deduction for certain corporate subsidiaries. The Act also permanently eliminates the corporate alternative minimum tax. The Inflation Reduction Act (as defined below) restores the corporate alternative minimum tax for certain “applicable corporations” for taxable years beginning after December 31, 2022.”

In addition, the tax disclosure set forth in this Prospectus is hereby supplemented by adding the section below entitled “Impact of the Inflation Reduction Act on the Company and its Stockholders” so that it appears immediately following “Certain Changes to Dividends-Received Deduction; Elimination of Corporate Alternative Minimum Tax.”

“Impact of the Inflation Reduction Act on the Company and its Stockholders

Enactment of the Inflation Reduction Act: On August 16, 2022, legislation commonly referred to as the Inflation Reduction Act (the “Inflation Reduction Act”) was enacted into law. Among other changes, the Inflation Reduction Act included a number of changes to the Code, including certain provisions that may impact the U.S. federal income tax laws applicable to corporations and their security holders. The most significant of these changes are described below. Prospective investors should consult their tax advisors regarding the effects of the Inflation Reduction Act on their investment.

Corporate Alternative Minimum Tax: The Inflation Reduction Act imposes a 15% corporate minimum tax, based on adjusted financial statement income of certain “applicable corporations.” The corporate minimum tax is effective for taxable years beginning after December 31, 2022. REITs are excluded from the definition of an “applicable corporation” and therefore are not subject to the corporate alternative minimum tax; however, TRSs may be subject to the 15% corporate minimum tax if such TRS’s 3-year average annual adjusted financial statement income exceeds $1 billion.

1% Excise Tax on Stock Repurchases: The Inflation Reduction Act includes an excise tax of 1% on the fair market value of net stock repurchases (and economically similar transactions) in excess of stock issuances made by publicly-traded corporations. This excise tax is effective on stock repurchases (and economically similar transactions) made after December 31, 2022. However, stock repurchases (and economically similar transactions) by REITs are specifically excepted from the 1% excise tax.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Apart from certain information concerning our executive officers which is set forth in Part I of this Annual Report, additional information required by this Item 10 shall be included in our proxy statement for our 2023 annual meeting of stockholders, to be filed with the SEC not later than May 1, 2023, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our proxy statement for our 2023 annual meeting of stockholders, to be filed with the SEC not later than May 1, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Apart from the equity compensation plan information required by Item 201(d) of Regulation S-K which is set forth below, the information required by this Item 12 will be included in our proxy statement for our 2023 annual meeting of stockholders, to be filed with the SEC not later than May 1, 2023 and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our 2016 Incentive Plan (the “2016 Plan”), our 2019 Incentive Plan (the “2019 Plan”; and together with the 2016 Plan, the “Prior Plans”) and our 2022 Incentive Plan (the “2022 Plan”; and together with the Prior Plans, the “Incentive Plans”). No further awards may be granted under the Prior Plans.

Number of
securities
remaining available
	Number of		for future issuance
	securities	Weighted average	under equity
	to be issued	exercise price	compensation
	upon exercise	of outstanding	plans (excluding
	of outstanding	options,	securities
	options, warrants	warrants	reflected in
Plan Category	and rights(1)	and rights	column(a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	241,076	—	664,650
Equity compensation plans not approved by security holders	—	—	—
Total	241,076	—	664,650
(1)	Includes up to 75,026 shares, 80,700 shares and 85,350 shares of common stock issuable pursuant to restricted stock units (“RSUs”) that vest as of June 30, 2023, 2024 and 2025, respectively, if and to the extent specified performance (i.e., average annual return on capital) and/or market (i.e., average annual total stockholder return) conditions are satisfied by such vesting dates. RSUs granted pursuant to the 2019 Plan and the 2022 Plan account for 155,726 shares and 85,350 shares, respectively. Excludes shares of restricted stock issued pursuant to the Incentive Plans as such shares, although subject to forfeiture, are outstanding. See Note 12 to our consolidated financial statements.

(2)	Does not give effect to 152,955 shares of restricted stock granted January 5, 2023 pursuant to the 2022 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our proxy statement for our 2023 annual meeting of stockholders, to be filed with the SEC not later than May 1, 2023 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our proxy statement for our 2023 annual meeting of stockholders, to be filed with the SEC not later than May 1, 2023 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:
(1)	The following financial statements of the Company are included in this Annual Report on Form 10-K:

(2)	Financial Statement Schedules:

—Schedule III—Real Estate and Accumulated Depreciation	F-39 through F-42

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(b) Exhibits:

1.1

Equity Offering Sales Agreement, dated August 19, 2020 by and between One Liberty Properties, Inc. (“OLP”), D.A. Davidson & Co. (“Davidson”) and B. Riley FBR, Inc. (“Riley”) (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on August 19, 2020).

1.2	Letter agreement dated March 18, 2022 by and among OLP, Riley and Davidson (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on March 18, 2022).
3.1	Articles of Amendment and Restatement of OLP (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2020).
3.2	Amended and Restated By-Laws of OLP effective as of December 7, 2022 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on December 12, 2022).
4.1

Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-2, Registration No. 333-86850, filed on April 24, 2002 and declared effective on May 24, 2002).

4.2*	OLP 2016 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).
4.3*	OLP 2019 Incentive Plan (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 13, 2019).
4.4*	OLP 2022 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 9, 2022).
4.5

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to our Annual Report on Form 10-K for the year ended December 31, 2020).

10.1

Third Amended and Restated Loan Agreement dated as of November 9, 2016, between VNB New York, LLC, People’s United Bank, Bank Leumi USA and Manufacturers and Traders Trust Company, as lenders, and OLP (the “Loan Agreement”) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 10, 2016).

10.2	First Amendment to Loan Agreement dated July 1, 2019 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.3	Second Amendment to Loan Agreement dated as of July 8, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 14, 2020).

10.4	Third Amendment to Loan Agreement dated as of March 3, 2021 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2020).
10.5	Fourth Amendment dated as of November 8, 2022 to Loan Agreement (incorporated by reference to Exhibit 10.1 our Current Report on Form 8-K filed November 9, 2022).
10.6*

Compensation and Services Agreement effective as of January 1, 2007 between OLP and Majestic Property Management Corp. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 14, 2007).

10.7*

First Amendment to Compensation and Services Agreement effective as of April 1, 2012 between OLP and Majestic Property Management Corp. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

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

10.14*

Form of Performance Award Agreement for grants in 2021 pursuant to the 2019 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.15*

Form of Performance Award Agreement for grants in 2022 pursuant to the 2022 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2022).

10.16*	Form of Restricted Stock Award Agreement for awards granted pursuant to the 2022 Incentive Plan.
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of President and Chief Executive Officer
31.2	Certification of Senior Vice President and Chief Financial Officer
32.1	Certification of President and Chief Executive Officer
32.2	Certification of Senior Vice President and Chief Financial Officer
101

The following financial statements, notes and schedule from the One Liberty Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 14, 2023 formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; (vi) Notes to the Consolidated Financial Statements; and (vii) Schedule III – Consolidated Real Estate and Accumulated Depreciation.

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

March 14, 2023	ONE LIBERTY PROPERTIES, INC.

	By:	/s/ PATRICK J. CALLAN, JR.
Patrick J. Callan, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW J. GOULD Matthew J. Gould	Chairman of the Board of Directors	March 14, 2023

/s/ FREDRIC H. GOULD Fredric H. Gould	Vice Chairman of the Board of Directors	March 14, 2023

/s/ PATRICK J. CALLAN, JR. Patrick J. Callan, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2023

/s/ CHARLES BIEDERMAN Charles Biederman	Director	March 14, 2023

/s/ EDWARD GELLERT Edward Gellert	Director	March 14, 2023

/s/ JEFFREY A. GOULD Jeffrey A. Gould	Director	March 14, 2023

/s/ J. ROBERT LOVEJOY J. Robert Lovejoy	Director	March 14, 2023

/s/ LEOR SIRI Leor Siri	Director	March 14, 2023

/s/ KAREN A. TILL Karen A. Till	Director	March 14, 2023

Signature	Title	Date

/s/ DAVID W. KALISH	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2023
David W. Kalish

/s/ KAREN DUNLEAVY	Senior Vice President, Financial (Principal Accounting Officer)	March 14, 2023
Karen Dunleavy

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of One Liberty Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Impairment of Real Estate Investments
Description of the Matter

At December 31, 2022, the Company’s real estate investments totaled approximately $706 million. As described in Note 2 to the consolidated financial statements, investments in real estate are reviewed for impairment when circumstances indicate that the carrying value of a property may not be recoverable.

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

March 14, 2023

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	December 31,
	2022	2021
ASSETS
Real estate investments, at cost
Land	$181,805	$180,183
Buildings and improvements	697,791	657,458
Total real estate investments, at cost	879,596	837,641
Less accumulated depreciation	173,143	160,664
Real estate investments, net	706,453	676,977

Property held-for-sale	—	1,270
Investment in unconsolidated joint ventures	10,400	10,172
Cash and cash equivalents	6,718	16,164
Unbilled rent receivable	16,079	14,330
Unamortized intangible lease assets, net	19,841	20,694
Escrow, deposits and other assets and receivables	23,764	13,346
Total assets(1)	$783,255	$752,953
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of $3,355 and $3,316 of deferred financing costs, respectively	$405,162	$396,344
Line of credit, net of $732 and $216 of deferred financing costs, respectively	21,068	11,484
Dividends payable	9,693	9,448
Accrued expenses and other liabilities	19,270	18,992
Unamortized intangible lease liabilities, net	11,125	10,407
Total liabilities(1)	466,318	446,675

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 50,000 shares authorized; 20,362 and 20,239 shares issued and outstanding	20,362	20,239
Paid-in capital	325,895	322,793
Accumulated other comprehensive income (loss)	1,810	(1,513)
Distributions in excess of net income	(32,102)	(36,187)
Total One Liberty Properties, Inc. stockholders’ equity	315,965	305,332
Non-controlling interests in consolidated joint ventures(1)	972	946
Total equity	316,937	306,278
Total liabilities and equity	$783,255	$752,953
(1)	The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 6. The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $10,365 and $10,365 of land, $17,870 and $18,472 of building and improvements, net of $5,670 and $4,957 of accumulated depreciation, $3,518 and $3,580 of other assets included in other line items, $18,500 and $19,193 of real estate debt, net, $1,135 and $1,350 of other liabilities included in other line items, and $972 and $946 of non-controlling interests as of December 31, 2022 and 2021, respectively.

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Rental income, net (see Note 6)	$92,191	$82,180	$81,888
Lease termination fees	25	560	15
Total revenues	92,216	82,740	81,903

Operating expenses:
Depreciation and amortization	23,781	22,832	22,964
General and administrative (see Note 10 for related party information)	15,258	14,310	13,671
Real estate expenses (see Note 10 for related party information)	15,508	13,802	13,634
State taxes	285	291	310
Impairment due to casualty loss (see Note 13)	—	—	430
Total operating expenses	54,832	51,235	51,009

Other operating income
Gain on sale of real estate, net	16,762	25,463	17,280
Operating income	54,146	56,968	48,174

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	400	202	38
Equity in earnings from sale of unconsolidated joint venture properties	—	805	121
Prepayment costs on debt	—	(901)	(1,123)
Income on settlement of litigation (see Note 13)	5,388	—	—
Other income (see Note 13)	1,003	869	496
Interest:
Expense	(17,569)	(17,939)	(19,317)
Amortization and write-off of deferred financing costs	(1,115)	(970)	(976)

Net income	42,253	39,034	27,413
Net income attributable to non-controlling interests	(76)	(177)	(6)
Net income attributable to One Liberty Properties, Inc.	$42,177	$38,857	$27,407

Weighted average number of common shares outstanding:
Basic	20,360	20,086	19,571
Diluted	20,453	20,264	19,599

Per common share attributable to common stockholders:
Basic	$2.00	$1.87	$1.34
Diluted	$1.99	$1.85	$1.33

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$42,253	$39,034	$27,413

Other comprehensive income
Net unrealized gain (loss) on derivative instruments	3,325	3,497	(3,383)
Comprehensive income	45,578	42,531	24,030

Net income attributable to non-controlling interests	(76)	(177)	(6)
Adjustment for derivative instruments attributable to non-controlling interests	(2)	(8)	4

Comprehensive income attributable to One Liberty Properties, Inc.	$45,500	$42,346	$24,028

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE YEARS ENDED DECEMBER 31, 2022

(Amounts in Thousands, Except Per Share Data)

					Non-Controlling
			Accumulated	Accumulated	Interests in
			Other	Distributions	Consolidated
	Common	Paid-in	Comprehensive	in Excess of	Joint
	Stock	Capital	Income (Loss)	Net Income	Ventures	Total
Balances, December 31, 2019	$19,251	$301,517	$(1,623)	$(28,382)	$1,221	$291,984
Distributions—common stock
Cash — $1.46 per share	—	—	—	(29,736)	—	(29,736)
Stock — $.34 per share	404	6,424	—	(6,828)	—	—
Restricted stock and RSU vesting	146	(146)	—	—	—	—
Shares issued through dividend reinvestment plan	77	949	—	—	—	1,026
Contribution from non-controlling interest	—	—	—	—	10	10
Distributions to non-controlling interests	—	—	—	—	(40)	(40)
Compensation expense—restricted stock and RSUs	—	4,686	—	—	—	4,686
Net income	—	—	—	27,407	6	27,413
Other comprehensive loss	—	—	(3,379)	—	(4)	(3,383)
Balances, December 31, 2020	19,878	313,430	(5,002)	(37,539)	1,193	291,960
Distributions—common stock
Cash — $1.80 per share	—	—	—	(37,505)	—	(37,505)
Restricted stock and RSU vesting	220	(220)	—	—	—	—
Shares issued through equity offering program—net	106	3,208	—	—	—	3,314
Shares issued through dividend reinvestment plan	35	942	—	—	—	977
Contributions from non-controlling interest	—	—	—	—	25	25
Distributions to non-controlling interests	—	—	—	—	(457)	(457)
Compensation expense—restricted stock and RSUs	—	5,433	—	—	—	5,433
Net income	—	—	—	38,857	177	39,034
Other comprehensive income	—	—	3,489	—	8	3,497
Balances, December 31, 2021	20,239	322,793	(1,513)	(36,187)	946	306,278
Distributions – common stock
Cash – $1.80 per share	—	—	—	(38,092)	—	(38,092)
Restricted stock and RSU vesting	212	(212)	—	—	—	—
Repurchases of common stock—net	(208)	(5,032)	—	—	—	(5,240)
Shares issued through equity offering program—net	17	546	—	—	—	563
Shares issued through dividend reinvestment plan	102	2,293	—	—	—	2,395
Distributions to non-controlling interests	—	—	—	—	(52)	(52)
Compensation expense—restricted stock and RSUs	—	5,507	—	—	—	5,507
Net income	—	—	—	42,177	76	42,253
Other comprehensive income	—	—	3,323	—	2	3,325
Balances, December 31, 2022	$20,362	$325,895	$1,810	$(32,102)	$972	$316,937

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$42,253	$39,034	$27,413
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(16,762)	(25,463)	(17,280)
Impairment due to casualty loss	—	—	430
Increase in net amortization of unbilled rental income	(2,409)	(234)	(1,722)
Write-off of unbilled rent receivable	—	—	1,094
Amortization and write-off of intangibles relating to leases, net	(831)	(785)	(780)
Amortization of restricted stock and RSU compensation expense	5,507	5,433	4,686
Equity in earnings of unconsolidated joint ventures	(400)	(202)	(38)
Equity in earnings from sale of unconsolidated joint venture properties	—	(805)	(121)
Distributions of earnings from unconsolidated joint ventures	172	1,440	208
Depreciation and amortization	23,781	22,832	22,964
Amortization and write-off of deferred financing costs	1,115	970	976
Payment of leasing commissions	(2,561)	(1,430)	(235)
(Increase) decrease in escrow, deposits, other assets and receivables	(6,856)	6,759	(3,146)
Increase in accrued expenses and other liabilities	1,188	1,012	677
Net cash provided by operating activities	44,197	48,561	35,126

Cash flows from investing activities:
Purchase of real estate	(51,217)	(24,534)	(28,504)
Improvements to real estate	(4,574)	(4,106)	(1,037)
Investments in ground leased property	(697)	(1,746)	—
Net proceeds from sale of real estate	30,253	52,685	29,413
Insurance recovery proceeds due to casualty loss	918	975	150
Distributions of capital from unconsolidated joint ventures	—	97	311
Net cash (used in) provided by investing activities	(25,317)	23,371	333

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(12,624)	(13,957)	(13,114)
Repayment of mortgages payable	(54,585)	(30,532)	(11,815)
Proceeds from mortgage financings	70,690	10,600	18,200
Proceeds from sale of common stock, net	563	3,314	—
Proceeds from bank line of credit	53,300	21,200	41,500
Repayments on bank line of credit	(43,200)	(22,450)	(40,000)
Issuance of shares through dividend reinvestment plan	2,395	977	1,026
Repurchases of common stock	(5,240)	—	—
Payment of financing costs	(1,669)	(232)	(189)
Capital contributions from non-controlling interest	—	25	10
Distributions to non-controlling interests	(52)	(457)	(40)
Cash distributions to common stockholders	(37,847)	(37,318)	(29,441)
Net cash used in financing activities	(28,269)	(68,830)	(33,863)

Net (decrease) increase in cash, cash equivalents and restricted cash	(9,389)	3,102	1,596
Cash, cash equivalents and restricted cash at beginning of year	16,666	13,564	11,968
Cash, cash equivalents and restricted cash at end of year	$7,277	$16,666	$13,564

(continued on next page)

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in Thousands)

The following table provides supplemental disclosure of cash flow information:

	Year Ended December 31,
	2022	2021	2020
Cash paid for interest expense and prepayment costs on debt	$17,475	$18,972	$20,213

Supplemental disclosure of non-cash investing activities:
Purchase accounting allocation - intangible lease assets	$4,322	$2,288	$3,905
Purchase accounting allocation - intangible mortgage asset	670	—	—
Purchase accounting allocation - intangible lease liabilities	(2,006)	(632)	(568)
Assumption of mortgage payable upon acquisition of properties	6,034	—	—
Loan receivable in connection with sale of property	—	—	4,613
Lease liabilities arising from the recognition of right of use assets	—	—	2,858

Supplemental disclosure of non-cash financing activity:
Common stock dividend - portion paid in shares of common stock	$—	$—	$6,828

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31,
	2022	2021
Cash and cash equivalents	$6,718	$16,164
Restricted cash included in escrow, deposits and other assets and receivables	559	502
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$7,277	$16,666

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

NOTE 1—ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial and retail properties, many of which are subject to long-term net leases. As of December 31, 2022, OLP owns 120 properties, including three properties owned by consolidated joint ventures and three properties owned by unconsolidated joint ventures. The 120 properties are located in 31 states.

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts and operations of OLP, its wholly owned subsidiaries, its joint ventures in which the Company, as defined, has a controlling interest, and variable interest entities (“VIEs”) of which the Company is the primary beneficiary. OLP and its consolidated subsidiaries are referred to herein as the “Company”. Material intercompany items and transactions have been eliminated in consolidation.

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

Revenue Recognition

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of their respective leases reported over the non-cancelable term of the lease on a straight-line basis, if collectability is probable. On a quarterly basis, management reviews the tenant’s payment history and financial condition in determining, in its judgment, whether any accrued rental income and unbilled rent receivable balances applicable to a specific tenant is collectable. Any changes to the collectability of lease payments or unbilled rent receivables are recognized as a current period adjustment to rental revenue (see Note 3).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2022

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Some leases provide for increases based on the Consumer Price Index or for additional contingent rental revenue in the form of percentage rents. The percentage rents are based upon the level of sales achieved by the lessee and are recognized once the required sales levels are reached. Some leases provide for an incentive for the lessee to sign a lease, such as a leasehold improvement allowance in which the Company reimburses the tenant for the construction of lessee assets. Such lease incentives are capitalized at lease commencement and recognized on a straight-line basis over the lease term as a reduction to rental income. A ground lease provides for rent which can be deferred and paid based on the operating performance of the property; therefore, this rent is recognized as rental income when the operating performance is achieved and the rent is received.

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

Many of the Company’s properties are subject to long-term net leases under which the tenant is typically responsible to pay directly to the vendor the real estate taxes, insurance, utilities and ordinary maintenance and repairs related to the property, and the Company is not the primary obligor with respect to such items. As a result, the revenue and expenses relating to these properties are recorded on a net basis. For certain properties, in addition to contractual base rent, the tenants pay their pro rata share of real estate taxes and operating expenses to the Company. The revenue and expenses associated with properties at which the Company is the primary obligor are generally recorded on a gross basis. During 2022, 2021 and 2020, the Company recorded reimbursements of expenses of $12,548,000, $10,938,000 and $10,512,000, respectively, which are included in Rental income, net in the accompanying consolidated statements of income.

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

The Company allocates the purchase price of real estate, including direct transaction costs applicable to an asset acquisition, among land, building, improvements and intangibles (e.g., the value of above, below and at-market leases, and origination costs associated with in-place leases and above or below-market mortgages assumed at the acquisition date). The value, as determined, is allocated to the gross assets acquired based on management’s determination of the relative fair values of these assets and liabilities.

The Company assesses the fair value of the gross assets acquired based on available market information which utilize estimated cash flow projections; such inputs are categorized as Level 3 inputs in the fair value hierarchy. In determining fair value, factors considered by management include an evaluation of current market demand, market capitalization rates and discount rates, estimates of carrying costs (e.g., real estate taxes, insurance, other operating expenses), and lost rental revenue during the expected lease-up periods. Management

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2022

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

also estimates costs to execute similar leases, including leasing commissions and tenant improvements.

The values of acquired above-market and below-market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include a consideration of the non-cancellable terms of the respective leases, as well as any applicable renewal period(s). The fair values associated with below-market rental renewal options are determined based on the Company’s experience and other relevant factors at the time of the acquisitions. The values of above-market leases are amortized as a reduction to rental income over the terms of the respective non-cancellable lease periods. The portion of the values of below-market leases are amortized as an increase to rental income over the terms of the respective non-cancellable lease periods. The portion of the values of the leases associated with below-market renewal options that management deemed are reasonably certain to be exercised by the tenant are amortized to rental income over such renewal periods. The value of other intangible assets (i.e., origination costs) is recorded to amortization expense over the remaining terms of the respective leases. If a lease is terminated prior to its contractual expiration date or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time. The estimated useful lives of intangible assets or liabilities generally range from one to 33 years. The values of assumed mortgages are recorded based on the present values (using discount rates which reflect the risks associated with the mortgage assumed) of the difference between the contractual amounts to be paid at the stated interest rates and management’s estimate of market interest rates for similar debt, at the time of the acquisition, measured over the terms of the respective debt. The values of above or below-market mortgages are amortized as an increase or decrease, respectively, to interest expense over the term of the respective debt.

Accounting for Long-Lived Assets and Impairment of Real Estate Owned

The Company reviews its real estate portfolio on a quarterly basis for indicators of impairment to the value of any of its real estate assets, including deferred costs and intangibles, to determine if there is any need for an impairment charge. In reviewing the portfolio, the Company examines one or more of the following: the type of asset, the current financial statements or other available financial information of the tenant, prolonged or significant vacancies, the economic environment of the area in which the asset is located and the industry in which the tenant is involved, the timeliness of the payments made by the tenant under its lease, property inspection reports and communication with, by, or relating to, the tenant. For each real estate asset owned for which indicators of impairment exist, management performs a recoverability test by comparing (i) the sum of the estimated undiscounted future cash flows attributable to the asset, which are determined using assumptions and estimates, including projected rental rates over an appropriate holding period and property capitalization rates, to (ii) the carrying amount of the asset. If the aggregate undiscounted cash flows are less than the asset’s carrying amount, an impairment is recorded to the extent that the estimated fair value is less than the asset’s carrying amount. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. The analysis includes an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, the effects of leasing demand, competition and other factors. During the three years ended December 31, 2022, there were no impairment charges related to the Company’s real estate portfolio.

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

DECEMBER 31, 2022

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Depreciation and Amortization

Depreciation of buildings is computed on the straight-line method over an estimated useful life of 40 years. Depreciation of building improvements is computed on the straight-line method over the estimated useful life of the improvements. If the Company determines it is the owner of tenant improvements, the amounts funded to construct the tenant improvements are treated as a capital asset and depreciated over the lesser of the remaining lease term or the estimated useful life of the improvements on the straight-line method. Leasehold interest and the related ground lease payments are amortized over the initial lease term of the leasehold position. Depreciation expense (including amortization of a leasehold position, lease origination costs, and capitalized leasing commissions) was $23,781,000, $22,832,000 and $22,964,000, for 2022, 2021 and 2020, respectively.

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

During the three years ended December 31, 2022, there were no impairment charges related to the Company’s investments in unconsolidated joint ventures.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2022

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company records all derivatives on the consolidated balance sheets at fair value using widely accepted valuation techniques including a discounted cash flow analysis on the expected cash flows of the derivatives. In addition, the Company incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. These counterparties are generally large financial institutions engaged in providing a variety of financial services. These institutions generally face similar risks regarding adverse changes in market and economic conditions including, but not limited to, fluctuations in interest rates, exchange rates, equity and commodity prices and credit spreads.

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

DECEMBER 31, 2022

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation

The fair value of restricted stock grants and restricted stock units (“RSUs”), determined as of the date of grant, is amortized into general and administrative expense over the respective vesting period. The deferred compensation to be recognized as expense is net of forfeitures. The Company recognizes the effect of forfeitures when they occur and previously recognized compensation expense is reversed in the period the grant or unit is forfeited. For share-based awards with a performance or market measure, the Company recognizes compensation expense over the requisite service period and the performance assumptions are re-evaluated quarterly. The requisite service period begins on the date the Compensation Committee of the Company’s Board of Directors authorizes the award, adopts any relevant performance measures and communicates the award to the recipient.

Deferred Financing Costs

Mortgage and credit line costs are deferred and amortized on a straight-line basis over the terms of the respective debt obligations, which approximates the effective interest method. At December 31, 2022 and 2021, accumulated amortization of such costs was $4,791,000 and $4,684,000, respectively. The Company presents unamortized deferred financing costs as a direct deduction from the carrying amount of the associated debt liability.

Income Taxes

The Company is qualified as a REIT under the applicable provisions of the Internal Revenue Code. Under these provisions, the Company will not be subject to Federal, and generally, state and local income taxes, on amounts distributed to stockholders, provided it distributes at least 90% of its ordinary taxable income and meets certain other conditions.

The Company follows a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than- not threshold of being sustained. The use of a valuation allowance as a substitute for derecognition of tax positions is prohibited. The Company has not identified any uncertain tax positions requiring accrual.

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

No tenant contributed over 10% to the Company’s total revenues in any of the past three years.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2022

NOTE 2—SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Escrows

Real estate taxes and other escrows aggregating $559,000 and $502,000 at December 31, 2022 and 2021, respectively, are included in Escrow, deposits and other assets and receivables.

New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. In 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. In 2022, the Company transitioned two loans and the related derivatives away from LIBOR to a new reference rate, SOFR. The Company elected to apply several practical expedients related to these changes in the terms of the hedged forecasted transactions and changes in the terms of the hedging instruments. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company may apply other elections, as applicable, as additional changes in the market occur.  The Company continues to evaluate the guidance to determine the extent to which it may impact the Company’s consolidated financial statements.

In December 2022, the FASB issued ASU No. 2022-06, Deferral of the Sunset Date of Topic 848, which was issued to defer the sunset date of Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform to December 31, 2024. The Company adopted the guidance in ASU No. 2022-06 and it had no impact on the Company’s consolidated financial statements for the year ended December 31, 2022.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2022

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

Fixed lease revenues represent the base rent that each tenant is required to pay in accordance with the terms of their respective leases, and any lease incentives paid or payable to the lessee, reported on a straight-line basis over the non-cancelable term of the lease. Variable lease revenues typically include payments based on (i) tenant reimbursements, (ii) changes in the index or market-based indices after the inception of the lease, (iii) percentage rents and (iv) the operating performance of the property. Variable lease revenues are not recognized until the specific events that trigger the variable payments have occurred.

The components of lease revenues are as follows (amounts in thousands):

	Year Ended December 31,
	2022		2021	2020
Fixed lease revenues	$74,101		$70,387	$69,823
Variable lease revenues	17,259	(a)	11,008	11,285
Lease revenues (b)	$91,360		$81,395	$81,108
(a)	Includes, for 2022, $4,626 of additional rent accrued from a ground lease tenant – see Note 6.
(b)	Excludes $831, $785 and $780 of amortization related to lease intangible assets and liabilities for 2022, 2021 and 2020, respectively.

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

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due by reviewing the tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. As of December 31, 2022, the Company has assessed the collectability of all recorded lease revenues as probable.

Impact of COVID-19

During 2020, in response to requests for rent relief from tenants impacted by the COVID-19 pandemic and the governmental and non-governmental responses thereto, the Company deferred and accrued $3,360,000 of rent payments, excluding amounts related to Regal Cinemas as described below. Through December 31, 2022, the Company collected $3,330,000, or 99.1%, of such deferred rents and wrote off $18,000. The $12,000 balance of deferred rents was collected in January 2023.

In September 2022, Regal Cinemas’, a tenant at two properties (excluding a property owned by an unconsolidated joint venture) parent company, Cineworld Group plc., filed for Chapter 11 bankruptcy protection. As of December 31, 2022, the only amounts Regal Cinemas did not pay was their September (i) base rent of $158,000 and (ii) COVID-19 deferral repayments of $81,000. Of an aggregate of $1,449,000 of COVID-19-related deferred rent, the tenant owes $563,000 as of December 31, 2022. Such deferred rents are to be collected in equal monthly installments through June 2023. No base or deferred rents have been accrued as collections

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2022

NOTE 3—LEASES (CONTINUED)

were deemed less than probable. Through March 6, 2023, the Company collected an aggregate of (i) $718,000 representing 100% of the base rent and deferred rent due through March 2023 and (ii) $63,000 representing base rent and deferred rents due from 2022. The Company prepared an impairment analysis on the properties tenanted by Regal Cinemas and determined no impairment charge was required as of December 31, 2022.

Minimum Future Rents

As of December 31, 2022, the minimum future contractual rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual rents include $22,924,000 of rent related to Regal Cinemas (two leases which expire in 2032 and 2035) and does not include (i) straight-line rent or amortization of intangibles, (ii) $563,000 of COVID-19 lease deferral repayments due from Regal Cinemas which were not accrued to rental income and (iii) variable lease payments as described above.

For the year ending December 31,
2023	$73,407
2024	67,323
2025	63,036
2026	58,802
2027	49,843
Thereafter	176,710
Total	$489,121

Lease Incentives

During 2022, the Company recognized $1,345,000 in lease incentives in connection with lease amendments with three of its tenants. As a result, during the year ended December 31, 2022, the Company amortized $44,000 of such incentives against rental income.

Lease Termination Fees

During 2022, 2021 and 2020, the Company received $25,000, $487,000, and $88,000, respectively, as lease termination fees from four tenants (three retail and one industrial).

Unbilled Straight-Line Rent

At December 31, 2022 and 2021, the Company’s unbilled rent receivables aggregating $16,079,000 and $14,330,000, respectively, represent rent reported on a straight-line basis in excess of rental payments required under the respective leases. The unbilled rent receivable is to be billed and received pursuant to the lease terms during the next 20 years.

During 2022, 2021 and 2020, the Company wrote-off $519,000, $1,438,000 and $365,000, respectively, of unbilled straight-line rent receivable related to the properties sold during such years, which reduced the gain on sale reported on the consolidated statements of income.

At December 31, 2022 and 2021, the Company’s unearned rental income aggregating $756,000 and $897,000, respectively, represent rent reported on a straight-line basis less than rental payments required under the respective leases. The unearned rental income is to be recognized into revenue over the term of the lease during the next 10 years.

On a quarterly basis, the Company assesses the collectability of unbilled rent receivable balances by reviewing the tenant’s payment history and financial condition. The Company has assessed the collectability of all unbilled rent receivable balances as probable as of December 31, 2022. During 2020, the Company wrote-off, as a reduction to rental income, $1,094,000 of unbilled rent receivables due from Regal Cinemas as the collection of such amounts was deemed less than probable as described above.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2022

NOTE 3—LEASES (CONTINUED)

Lessee Accounting

Ground Lease

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The ground lease expires March 3, 2025 and provides for up to four, 5-year renewal options and one seven-month renewal option. At December 31, 2022 and 2021, the Company recorded a liability of $6,366,000 and $6,634,000, respectively, for the obligation to make payments under the lease and an asset of $5,864,000 and $6,267,000, respectively, for the right to use the underlying asset during the lease term which are included in other liabilities and other assets, respectively, on the consolidated balance sheets. Lease payments associated with renewal option periods that the Company determined were reasonably certain to be exercised are included in the measurement of the lease liability and right of use asset. As of December 31, 2022, the remaining lease term, including renewal options deemed exercised, is 12.2 years. The Company applied a discount rate of 2.95%, based on its incremental borrowing rate given the term of the lease, as the rate implicit in the lease is not known. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $599,000, $599,000 and $533,000, respectively, of lease expense related to this ground lease which is included in Real estate expenses on the consolidated statements of income.

Office Lease

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a 5-year renewal option. At December 31, 2022 and 2021, the Company recorded a liability of $558,000 and $578,000, respectively, for the obligation to make payments under the lease and an asset of $535,000 and $564,000, respectively, for the right to use the underlying asset during the lease term which are included in other liability and other assets, respectively, on the consolidated balance sheets. Lease payments associated with the renewal option period, which was determined to be reasonably certain to be exercised, are included in the measurement of the lease liability and right of use asset. As of December 31, 2022, the remaining lease term, including renewal options deemed exercised, is 14.0 years. The Company applied a discount rate of 3.81%, based on its incremental borrowing rate given the term of the lease, as the rate implicit in the lease is not known. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $56,000, $55,000 and $57,000, respectively, of lease expense related to this office lease which is included in General and administrative expenses on the consolidated statements of income.

Minimum Future Lease Payments

As of December 31, 2022, the minimum future lease payments related to the operating ground and office leases are as follows (amounts in thousands):

For the year ended December 31,
2023	$507
2024	557
2025	626
2026	627
2027	629
Thereafter	5,591
Total undiscounted cash flows	$8,537
Present value discount	(1,613)
Lease liability	$6,924

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2022

NOTE 4—REAL ESTATE INVESTMENTS

Acquisitions

The following table details the Company’s real estate acquisitions during 2022 and 2021 (amounts in thousands). The Company determined that with respect to each of these acquisitions, the gross assets acquired are concentrated in a single identifiable asset. Therefore, these transactions do not meet the definition of a business and are accounted for as asset acquisitions. As such, direct transaction costs associated with these asset acquisitions have been capitalized to real estate assets and depreciated over their respective useful lives.

		Contract		Capitalized
	Date	Purchase	Terms of	Transaction
Description of Industrial Property	Acquired	Price	Payment	Costs
Conditioned Air Company of Naples LLC
Fort Myers, Florida	January 5, 2022	$8,100	All cash (a)	$66
Q.E.P. Co., Inc.
Dalton, Georgia	May 12, 2022	17,000	All cash (a)	330
Multi-tenant
Hillside, Illinois	May 16, 2022	5,770	All cash	112
Curaleaf, Inc.
Lexington, Kentucky	June 17, 2022	8,430	Cash and $5,480 mortgage (b)	80
Multi-tenant
Northwood, Ohio	November 15, 2022	8,629	Cash and $6,034 mortgage (c)	87
Multi-tenant
Northwood, Ohio	November 15, 2022	8,561	Cash and $6,034 mortgage (c)	86
TOTALS FOR 2022		$56,490		$761

Pureon, Inc.
Monroe, North Carolina	May 27, 2021	$7,000	Cash and $4,500 mortgage (d)	$60
Multi-tenant
Lehigh Acres, Florida	September 29, 2021	9,355	Cash and $6,100 mortgage (d)	77
Home Depot USA, Inc.
Omaha, Nebraska	November 12, 2021	7,975	All cash	67
TOTALS FOR 2021		$24,330		$204
(a)	Subsequent to the acquisitions of the Fort Myers, Florida and Dalton, Georgia properties, the Company obtained new mortgage debt of $4,860 and $10,000, bearing interest rates of 3.09% and 3.50% and maturing in 2031 and 2032, respectively.
(b)	Simultaneously with the acquisition of this property, the Company obtained new mortgage debt of $5,480, bearing an interest rate of 3.85% and maturing in 2047.
(c)	Simultaneously with the acquisition of these properties, the Company assumed a $6,034 mortgage encumbering both properties, bearing an interest rate of 3.57% and maturing in 2030.
(d)	Simultaneously with the acquisitions of these properties, the Company obtained new mortgage debt of $4,500 and $6,100, bearing interest rates of 3.25% and 3.17% and maturing in 2027 and 2031, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2022

NOTE 4—REAL ESTATE INVESTMENTS (CONTINUED)

The following table details the allocation of the purchase price and capitalized transaction costs for the Company’s acquisition of real estate during 2022 and 2021 (amounts in thousands):

		Building &	Intangible Lease		Mortgage
Description of Industrial Property	Land	Improvements	Asset	Liability	Intangible	Total
Conditioned Air Company of Naples LLC
Fort Myers, Florida	$991	$6,876	$568	$(269)	$—	$8,166
Q.E.P. Co., Inc.
Dalton, Georgia	547	15,836	1,223	(276)	—	17,330
Multi-tenant
Hillside, Illinois	2,560	2,975	539	(192)	—	5,882
Curaleaf, Inc.
Lexington, Kentucky	1,558	6,881	486	(415)	—	8,510
Multi-tenant
Northwood, Ohio	181	8,306	747	(854)	336	8,716
Multi-tenant
Northwood, Ohio	171	7,383	759	—	334	8,647
TOTALS FOR 2022	$6,008	$48,257	$4,322	$(2,006)	$670	$57,251

Pureon, Inc.
Monroe, North Carolina	$897	$5,106	$1,057	$—	$—	$7,060
Multi-tenant
Lehigh Acres, Florida	1,934	7,393	701	(596)	—	9,432
Home Depot USA, Inc.
Omaha, Nebraska	1,001	6,547	530	(36)	—	8,042
TOTALS FOR 2021	$3,832	$19,046	$2,288	$(632)	$—	$24,534

The following table details the market capitalization and discount rates associated with the assessment of the fair value of the related lease and mortgage intangibles for the Company’s acquisition of real estate:

			Discount Rate (a)
Year		Market Cap	Lease		Mortgage
Acquired	Description of Industrial Property	Rate (a)	Intangible		Intangible
2022	Conditioned Air Company of Naples LLC	5.50%	5.60%		—
	Fort Myers, Florida
2022	Q.E.P. Co., Inc.	5.00%	5.69%		—
	Dalton, Georgia
2022	Multi-tenant	6.25%	6.63%	(b)	—
	Hillside, Illinois
2022	Curaleaf, Inc.	5.25%	5.88%		—
	Lexington, Kentucky
2022	Multi-tenant	6.75%	5.60%		5.75%
	Northwood, Ohio
2022	Multi-tenant	6.75%	5.60%		5.75%
	Northwood, Ohio

2021	Pureon, Inc.	7.00%	6.08%		—
	Monroe, North Carolina
2021	Multi-tenant	6.75%	5.60%		—
	Lehigh Acres, Florida
2021	Home Depot USA, Inc.	6.25%	6.16%		—
	Omaha, Nebraska
(a)	The fair value of the tangible and intangible leases and mortgage was assessed as of the acquisition date using an income approach and estimated cash flow projections which utilize an appropriate market capitalization rate and discount rate which is categorized as a Level 3 unobservable input in the fair value hierarchy (as defined in Note 2).
(b)	Represents the weighted average discount rate of the warehouse lease (i.e., 5.77%) and the office lease (i.e., 9.03%).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2022

NOTE 4—REAL ESTATE INVESTMENTS (CONTINUED)

The following table details information regarding the acquired intangibles related to the Company’s acquisitions of real estate during the periods indicated:

	December 31, 2022			December 31, 2021
	Intangible			Intangible
	Lease Assets	Mortgage Asset (a)	Lease Liabilities	Lease Assets		Mortgage Asset	Lease Liabilities
Weighted average amortization (years)	6.1	7.1	8.8	4.1		n/a	8.2
Accumulated amortization (in thousands)	$23,506	$12	$5,061	$25,892	$	n/a	$8,968

(a)	In connection with the assumption of a below-market mortgage in 2022 upon the acquisition of the Northwood, Ohio properties (“Northwood mortgage intangible”).

The following table details the amortization of acquired intangibles and the classification in the Company’s consolidated statements of income for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020	Classification
Intangible lease assets/liabilities	$831	$785	$780	Rental income, net
Tenant origination costs	4,722	4,700	4,617	Depreciation and amortization
Intangible mortgage asset (a)	12	n/a	n/a	Interest expense
(a)	In connection with the Northwood mortgage intangible.

As of December 31, 2022, the future amortization of the Company’s acquired intangibles are as follows (amounts in thousands):

For the year ended December 31,	Intangible Lease Assets (a)	Tenant Origination Costs (b)	Intangible Mortgage Asset (c)	Intangible Lease Liabilities (d)
2023	$286	$4,561	$93	$1,162
2024	214	3,183	93	940
2025	188	2,684	93	718
2026	150	2,520	93	711
2027	92	1,844	93	763
Thereafter	334	3,785	193	6,831
Total	$1,264	$18,577	$658	$11,125
(a)	The result of acquired above-market leases and will be deducted from rental income through 2032.
(b)	The result of acquired in-place leases and will be charged to Depreciation and amortization expense through 2055.
(c)	In connection with the Northwood mortgage intangible and will be charged to interest expense through 2030.
(d)	The result of acquired below-market leases and will be added to rental income through 2055.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2022

NOTE 5—SALES OF PROPERTIES

The following chart details the Company’s sales of real estate during 2022, 2021 and 2020 (amounts in thousands):

				Gain on sale		Mortgage	Prepayment
		Gross		of Real		Prepaid	Costs on
Description of Property	Date Sold	Sales Price		Estate, Net		on Sale	Debt
Wendy's restaurants - 4 properties
Various cities, Pennsylvania	March 22, 2022	$10,000		$4,649		$—	$—
Orlando Baking industrial property
Columbus, Ohio (a)	May 2, 2022	8,500		6,925		—	—
Havertys retail property
Fayetteville, Georgia	June 17, 2022	4,800		1,125		1,563	—
Vacant retail property
Columbus, Ohio	August 8, 2022	8,300		4,063		—	—
TOTALS FOR 2022		$31,600		$16,762	(b)	$1,563	$—

Whole Foods retail property & parking lot
West Hartford, Connecticut	June 17, 2021	$40,510		$21,469		$15,403	$799
Vacant retail property
Philadelphia, Pennsylvania	July 1, 2021	8,300		1,299	(c)	3,574	26
Wendys restaurant property
Hanover, Pennsylvania	December 27, 2021	2,815		1,331		696	11
Wendys restaurant property
Gettysburg, Pennsylvania	December 27, 2021	2,885		1,364		714	12
TOTALS FOR 2021		$54,510		$25,463	(d)	$20,387	$848

Hobby Lobby retail property
Onalaska, Wisconsin	February 11, 2020	$7,115		$4,252		$3,332	$290
CarMax retail property
Knoxville, Tennessee	July 1, 2020	18,000		10,316		8,483	833
PetSmart retail property
Houston, Texas	December 15, 2020	4,013	(e)	1,067		n/a	n/a
Guitar Center retail property
Houston, Texas	December 15, 2020	5,212	(e)	1,645		n/a	n/a
TOTALS FOR 2020		$34,340		$17,280	(f)	$11,815	$1,123
(a)	This property was classified as held-for-sale in the accompanying consolidated balance sheet at December 31, 2021.
(b)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $519 of unbilled rent receivable and $4 of net unamortized intangible lease liabilities and assets.
(c)	This property was owned by a consolidated joint venture in which the Company held a 90% interest. The non-controlling interest’s share of the gain was $130.
(d)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $1,438 of unbilled rent receivables and $967 of unamortized intangible lease assets.
(e)	In 2020, in connection with these sales, the Company provided seller-financing of an aggregate of $4,613. The loan was repaid in full in 2021 (see Note 13).
(f)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $365 of unbilled rent receivables and $367 of unamortized intangible lease liabilities.

In December 2022, the Company entered into a contract to sell a restaurant property in Hauppauge, New York for $4,200,000. The buyer's right to terminate the contract without penalty expired on January 23, 2023 and the property was sold on February 28, 2023. The Company anticipates recognizing a gain on sale of real estate, net, of approximately $1,500,000 on the consolidated statement of income during the three months ending March 31, 2023.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2022

NOTE 6—VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITY AND CONSOLIDATED JOINT VENTURES

Variable Interest Entities—Ground Lease

The Company determined it has a variable interest through its ground lease at its Beachwood, Ohio property (The Vue Apartments) and the owner/operator is a VIE because its equity investment at risk is insufficient to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of this VIE because the Company does not have power over the activities that most significantly impact the owner/operator’s economic performance and therefore, does not consolidate this VIE for financial statement purposes. Accordingly, the Company accounts for this investment as land and the revenues from the ground lease as Rental income, net. The ground lease provides for rent which can be deferred and paid based on the operating performance of the property; therefore, this rent is recognized as rental income when the operating performance is achieved and the rent is received. Ground lease rental income amounted to $0, $0 and $729,000 during 2022, 2021 and 2020, respectively, and does not give effect to the litigation proceeds discussed below.

As of December 31, 2022, the VIE’s maximum exposure to loss was $16,514,000 which represented the carrying amount of the land. In purchasing the property in 2016, the owner/operator obtained a mortgage for $67,444,000 from a third party which, together with the Company’s purchase of the land, provided substantially all of the funds to acquire the multi-family property. The Company provided its land as collateral for the owner/operator’s mortgage loan; accordingly, the land position is subordinated to the mortgage. The mortgage balance was $64,816,000 as of December 31, 2022.

Pursuant to the ground lease, as amended in November 2020, the Company agreed, in its discretion, to fund 78% of (i) any operating expense shortfalls at the property and (ii) any capital expenditures required at the property. The Company funded $697,000 and $1,746,000 during the years ended December 31, 2022 and 2021, respectively, and an additional $447,000 from January 1 through March 6, 2023. These amounts are included as part of the carrying amount of the land.

Additional rent income—Ground Lease Tenant

The Company’s ground lease tenant was a plaintiff/claimant in various legal proceedings (the “Proceedings”) against, among others, the developer of such apartment complex alleging, among other things, that the buildings’ construction was flawed. The Proceedings were settled in the quarter ended December 31, 2022 and although the Company was not a party to the Proceedings, pursuant to the lease with the tenant, the Company received, in early January 2023, $4,626,000 from the settlement. Pursuant to the ground lease agreement, this sum was accrued and recorded as Rental income, net, on the consolidated statement of income for the year ended December 31, 2022.

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

DECEMBER 31, 2022

NOTE 6—VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITY AND CONSOLIDATED JOINT VENTURES (CONTINUED)

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	December 31,
	2022	2021
Land	$10,365	$10,365
Buildings and improvements, net of accumulated depreciation of $5,670 and $4,957, respectively	17,870	18,472
Cash	1,163	1,134
Unbilled rent receivable	1,111	1,020
Unamortized intangible lease assets, net	472	548
Escrow, deposits and other assets and receivables	772	878
Mortgages payable, net of unamortized deferred financing costs of $152 and $195, respectively	18,500	19,193
Accrued expenses and other liabilities	711	875
Unamortized intangible lease liabilities, net	424	475
Accumulated other comprehensive income (loss)	22	(33)
Non-controlling interests in consolidated joint ventures	972	946

MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in two consolidated joint ventures at December 31, 2022 and 2021 in which the Company has aggregate equity investments of approximately $4,563,000 and $4,691,000, respectively.

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and, in the event of a sale of, or refinancing of the mortgage encumbering, the property owned by such venture, the distributions to the Company may be less than that implied by the Company’s equity ownership interest in the venture.

NOTE 7—INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2022 and 2021, the Company participated in three unconsolidated joint ventures, each of which owns and operates one property; the Company’s equity investment in these ventures totaled $10,400,000 and $10,172,000, respectively. The Company recorded equity in earnings of $400,000, $202,000 and $38,000 during 2022, 2021 and 2020, respectively.

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

At December 31, 2022 and 2021, MCB and the Company are partners in an unconsolidated joint venture in which the Company’s equity investment is approximately $8,963,000 and $8,773,000, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2022

NOTE 8—DEBT OBLIGATIONS

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	December 31,
	2022	2021
Mortgages payable, gross	$409,175	$399,660
Unamortized mortgage intangible asset (a)	(658)	—
Unamortized deferred financing costs	(3,355)	(3,316)
Mortgages payable, net	$405,162	$396,344
(a)	In connection with the assumption of a below-market mortgage upon the acquisition of the Northwood, Ohio properties (see Note 4).

At December 31, 2022, there were 66 outstanding mortgages payable, all of which are secured by first liens on individual real estate investments with an aggregate gross carrying value of $647,524,000 before accumulated depreciation of $111,847,000. After giving effect to interest rate swap agreements (see Note 9), the mortgage payments bear interest at fixed rates ranging from 3.02% to 5.50% and mature between 2023 and 2047. The weighted average interest rate on all mortgage debt was 4.10% and 4.18% at December 31, 2022 and 2021, respectively.

During 2020, due to the COVID-19 pandemic, the Company and its mortgage lenders agreed to defer the payment of $1,670,000 of debt service due in 2020 and 2021. Of the total deferred, approximately $1,079,000 was repaid from 2020 through 2022, $109,000 is to be repaid during 2023 and the balance was deferred until the maturity of such debt.

Scheduled principal repayments during the years indicated are as follows (amounts in thousands):

Year Ending December 31,	2023	2024	2025	2026	2027	Thereafter	Total
Amortization payments	$12,288	$11,388	$10,037	$9,897	$8,766	$39,489	$91,865
Principal due at maturity	12,973	50,695	32,063	19,179	38,525	163,875	317,310
Total	$25,261	$62,083	$42,100	$29,076	$47,291	$203,364	$409,175

Line of Credit

In November 2022, the Company entered into an amendment to its credit facility with Manufacturers and Traders Trust Company and VNB New York, LLC which, among other things, extended the facility’s maturity to December 31, 2026 from December 31, 2022, increased the amount available to be borrowed for renovation and operating expense purposes to the lesser of $40,000,000 or 40% of the borrowing base, provides that the interest rate will be based on 30-day SOFR and requires compliance with certain amended and additional covenants. In connection with the amendment, the Company incurred a $666,000 commitment fee which will be amortized over the remaining term of the facility. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under the credit facility. The facility is guaranteed by subsidiaries of the Company that own unencumbered properties and the Company is required to pledge to the lenders the equity interests in such subsidiaries.

The facility provides for an interest rate equal to 30-day SOFR plus an applicable margin ranging from 175 basis points to 275 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility. The applicable margin was 175 basis points at December 31, 2022 and 2021.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2022

NOTE 8—DEBT OBLIGATIONS (CONTINUED)

An unused facility fee of .25% per annum applies to the facility. The weighted average interest rate on the facility was approximately 3.42%, 1.86% and 2.53% during 2022, 2021 and 2020, respectively.

The credit facility includes certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. The Company was in compliance with all covenants at December 31, 2022.

The following table details the Line of credit, net, balances per the consolidated balance sheets (amounts in thousands):

	December 31,
	2022	2021
Line of credit, gross	$21,800	$11,700
Unamortized deferred financing costs	(732)	(216)
Line of credit, net	$21,068	$11,484

At December 31, 2022 and March 6, 2023, $78,200,000 and $88,500,000, respectively, was available to be borrowed under the facility, including an aggregate of up to $40,000,000 available at each date for renovation and operating expense purposes.

NOTE 9—FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, escrow, deposits and other assets and receivables, dividends payable, and accrued expenses and other liabilities (excluding interest rate swap assets and liabilities), are not measured at fair value on a recurring basis but are considered to be recorded at amounts that approximate fair value.

The fair value and carrying amounts of the Company’s mortgages payable are as follows (dollars in thousands):

	December 31,
	2022	2021
Fair value of mortgages payable (a)	$378,943	$419,354
Carrying value of mortgages payable	$409,175	$399,660
Fair value (less than) greater than the carrying value	$(30,232)	$19,694
Blended market interest rate (a)	5.87%	3.20%
Weighted average remaining term to maturity (years)	6.5	6.4
(a)	Estimated using unobservable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

At December 31, 2022 and 2021, the carrying amount of the Company’s line of credit (before unamortized deferred financing costs) of $21,800,000 and $11,700,000, respectively, approximates its fair value.

Considerable judgment is necessary to interpret market data and develop the estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2022

NOTE 9—FAIR VALUE MEASUREMENTS (CONTINUED)

Fair Value on a Recurring Basis

As of December 31, 2022, the Company had in effect 17 interest rate derivatives, all of which were interest rate swaps, related to 17 outstanding mortgage loans with an aggregate $49,222,000 notional amount maturing between 2023 and 2026 (weighted average remaining term to maturity of 1.7 years). These interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR or SOFR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.02% to 4.62% and a weighted average interest rate of 4.07% at December 31, 2022).

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the associated credit valuation adjustments use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of December 31, 2022, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy. The Company does not currently own any financial instruments that are measured on a recurring basis and that are classified as Level 1 or 3.

The fair value of the Company’s derivative financial instruments was determined to be the following (amounts in thousands):

	As of	Carrying and	Balance Sheet
	December 31,	Fair Value	Classification
Financial assets: Interest rate swaps	2022	$1,811	Other assets
	2021	—

Financial liabilities: Interest rate swaps	2022	$—	Other liabilities
	2021	1,514

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Amount of gain (loss) recognized on derivatives in other comprehensive income (loss)	$3,028	$1,179	$(5,481)
Amount of reclassification from Accumulated other comprehensive income (loss) into Interest expense	(297)	(2,318)	(2,098)

During 2021 and 2020, in connection with the sale of several properties and the early payoff of the related mortgages, the Company discontinued hedge accounting on the related interest rate swaps as the hedged forecasted transactions were no longer probable to occur. As such, the Company accelerated the reclassification of $867,000 and $776,000 during 2021 and 2020, respectively, from Accumulated other comprehensive loss to interest expense which is recorded as Prepayment costs on debt in the consolidated statements of income.

During the twelve months ending December 31, 2023, the Company estimates an additional $1,185,000 will be reclassified from Accumulated other comprehensive income as a decrease to Interest expense.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2022

NOTE 9—FAIR VALUE MEASUREMENTS (CONTINUED)

The derivative agreements in effect at December 31, 2022 provide that if the wholly owned subsidiary of the Company which is a party to such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for such swap breakage losses.

As of December 31, 2022, there were no derivatives in a liability position. As of December 31, 2021, the fair value of derivatives in a liability position, including accrued interest of $84,000, but excluding any adjustments for non-performance risk, was approximately $1,632,000. In the event of breaches of any of the contractual provisions of the derivative contracts, the Company would have been required to settle its obligations thereunder at their termination liability value of $1,632,000 as of December 31, 2021. This termination liability value, net of adjustments for non-performance risk of $34,000, is included in Accrued expenses and other liabilities on the consolidated balance sheet at December 31, 2021.

NOTE 10—RELATED PARTY TRANSACTIONS

Compensation and Services Agreement

Pursuant to the compensation and services agreement with Majestic Property Management Corp. (“Majestic”), Majestic provides the Company with certain (i) executive, administrative, legal, accounting, clerical, property management, property acquisition, consulting (i.e., sale, leasing, brokerage, and mortgage financing), and construction supervisory services (collectively, the “Services”) and (ii) facilities and other resources. Majestic is wholly owned by the Company’s vice chairman and it provides compensation to several of the Company’s executive officers.

In consideration for the Services, the Company paid Majestic $3,067,000 in 2022, $3,111,000 in 2021 and $3,011,000 in 2020. Included in these fees are $1,346,000 in 2022, $1,365,000 in 2021 and $1,265,000 in 2020, of property management services. The amounts paid for property management services are based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic with respect to properties managed by third parties. The Company also paid Majestic, pursuant to the compensation and services agreement $317,000 in 2022, $295,000 in 2021 and $275,000 in 2020 for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies.

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and restricted stock units (“RSUs”) under the Company’s stock incentive plans (described in Note 12). The related expense charged to the Company’s operations was $2,572,000, $2,590,000 and $2,349,000 in 2022, 2021 and 2020, respectively.

The amounts paid under the compensation and services agreement (except for the property management services which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2022

NOTE 10—RELATED PARTY TRANSACTIONS (CONTINUED)

Joint Venture Partners and Affiliates

During 2022, 2021 and 2020, the Company paid an aggregate of $84,000, $83,000 and $76,000, respectively, to its consolidated joint venture partner or their affiliates (none of whom are officers, directors, or employees of the Company) for property management services, which are included in Real estate expenses on the consolidated statements of income.

The Company’s unconsolidated joint ventures paid management fees of $131,000, $118,000 and $93,000 to the other partner of the ventures, which reduced Equity in earnings on the consolidated statements of income by $66,000, $59,000 and $47,000 during 2022, 2021 and 2020, respectively.

Other

During 2022, 2021 and 2020, the Company paid fees of (i) $313,000, $298,000 and $298,000, respectively, to the Company’s chairman and (ii) $125,000, $119,000 and $119,000, respectively, to the Company’s vice chairman. These fees are included in General and administrative expense on the consolidated statements of income.

At December 31, 2022 and 2021, Gould Investors L.P. (“Gould Investors”), a related party, owned 1,998,535 and 1,921,712 shares of the outstanding common stock of the Company, respectively, or approximately 9.5% and 9.2%, respectively.

The Company obtains its property insurance in conjunction with Gould Investors and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties. Amounts reimbursed to Gould Investors were $586,000, $1,402,000 and $1,168,000 during 2022, 2021 and 2020, respectively. Included in Real estate expenses on the consolidated statements of income is insurance expense of $944,000, $1,267,000 and $1,091,000 during 2022, 2021 and 2020, respectively. The balance of the amounts reimbursed to Gould Investors represents prepaid insurance and is included in Other assets on the consolidated balance sheets.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2022

NOTE 11—EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing net income allocable to common stockholders for each year by the weighted average number of shares of common stock outstanding during the applicable year. Net income is also allocated to the unvested restricted stock outstanding during each year, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of December 31, 2022, the shares of common stock underlying the RSUs awarded between 2020 through 2022 under the 2019 and 2022 Incentive Plans (see Note 12) are excluded from the basic earnings per share calculation, as these units are not participating securities.

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

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator for basic and diluted earnings per share:
Net income	$42,253	$39,034	$27,413
Deduct net income attributable to non-controlling interests	(76)	(177)	(6)
Deduct earnings allocated to unvested restricted stock (a)	(1,434)	(1,326)	(1,263)
Net income available for common stockholders: basic and diluted	$40,743	$37,531	$26,144
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	20,360	20,086	19,571
Effect of dilutive securities: RSUs	93	178	28
Denominator for diluted earnings per share:
Weighted average number of shares	20,453	20,264	19,599

Earnings per common share, basic	$2.00	$1.87	$1.34
Earnings per common share, diluted	$1.99	$1.85	$1.33
(a)	Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2022

NOTE 11—EARNINGS PER COMMON SHARE (CONTINUED)

The following table identifies the number of shares of common stock underlying the RSUs that are included in the calculation, on a diluted basis, of the weighted average number of shares of common stock for such years:

Year Ended December 31, 2022:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award (b)	Shares	Capital Metric	Return Metric	Total	Excluded (c)
July 1, 2022	85,350	40,222	—	40,222	45,128
August 3, 2021	80,700	40,350	—	40,350	40,350
August 3, 2020	75,026	37,513	37,513	75,026	—
Totals	241,076	118,085	37,513	155,598	85,478

Year Ended December 31, 2021:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award (b)	Shares	Capital Metric	Return Metric	Total	Excluded (c)
August 3, 2021	80,700	40,350	40,350	80,700	—
August 3, 2020	75,026	37,513	37,513	75,026	—
July 1, 2019 (d)	75,026	37,513	37,513	75,026	—
Totals	230,752	115,376	115,376	230,752	—

Year Ended December 31, 2020:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award (b)	Shares	Capital Metric	Return Metric	Total	Excluded (c)
August 3, 2020	75,026	37,513	37,513	75,026	—
July 1, 2019 (d)	75,026	23,233	—	23,233	51,793
July 1, 2018 (e)	73,750	24,823	—	24,823	48,927
Totals	223,802	85,569	37,513	123,082	100,720
(a)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is December 31 of the applicable year.
(b)	The RSUs awarded in 2022, 2021 and 2020 vest, subject to satisfaction of the applicable market and/or performance conditions, as of June 30, 2025, 2024 and 2023, respectively (see Note 12).
(c)	Excluded as the applicable conditions had not been met for these shares at the applicable measurement dates.
(d)	With respect to the RSUs awarded July 1, 2019, 64,488 shares were deemed to have vested and the balance of 10,538 shares were forfeited in June 2022. The vested shares were issued in August 2022 (see Note 12).
(e)	With respect to the RSUs awarded July 1, 2018, all 73,750 shares vested and such shares were issued in August 2021 (see Note 12).

There were no options outstanding to purchase shares of common stock or other rights exercisable for, or convertible into, common stock in 2022, 2021 and 2020.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2022

NOTE 12—STOCKHOLDERS’ EQUITY

Common Stock Dividend

In each of 2022 and 2021, the Board of Directors declared an aggregate $1.80 per share in cash distributions. The following table details the Company’s dividend activity for the year ended December 31, 2020 (amounts in thousands, except per share data):

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

On March 13, 2023, the Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company’s common stock, totaling approximately $9,574,000. The quarterly dividend is payable on April 4, 2023 to stockholders of record on March 27, 2023.

Stock Repurchase Program

In September 2022, the Board of Directors authorized a repurchase program of up to $7,500,000 of the Company’s common stock in the open-market, through privately negotiated transactions or otherwise. (The $7,500,000 includes the remaining $2,286,000 available pursuant to the repurchase program authorized in March 2016). During 2022, the Company repurchased approximately 208,000 shares of common stock, for total consideration of $5,214,000, net of commissions of $12,000. At December 31, 2022, $7,500,000 is available for the repurchase of shares of common stock. No shares were repurchased by the Company during the years ended December 31, 2021 or 2020.

Shares Issued through the At-the-Market Equity Offering Program

During 2022, the Company sold approximately 17,000 shares for proceeds of $604,000, net of commissions of $12,000, and incurred offering costs of $41,000 for professional fees. During 2021, the Company sold 106,290 shares for proceeds of $3,379,000, net of commissions of $69,000, and incurred offering costs of $65,000 for professional fees. The Company did not sell any shares during the year ended December 31, 2020.

Dividend Reinvestment Plan

The Company’s Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s discretion, of up to 5% from the market price (as such price is calculated pursuant to the DRP). From June 2020 through June 2021, the Company suspended the dividend reinvestment feature of its DRP; such feature was reinstated in June 2021. The discount from the market price was 5% prior to the suspension and, since reinstatement, has been offered at a discount of 3%. Under the DRP, the Company issued approximately 102,000, 35,000 and 77,000 shares of common stock during 2022, 2021 and 2020, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2022

NOTE 12—STOCKHOLDERS’ EQUITY (CONTINUED)

Stock Based Compensation

The Company’s 2022, 2019 and 2016 Incentive Plans (collectively, the “Plans”) permit the Company to grant, among other things, stock options, restricted stock, RSUs, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company’s common stock was authorized for issuance pursuant to each plan at such plan’s inception.

The following details the shares subject to awards that are outstanding under the Plans as of December 31, 2022:

	2022	2019	2016
	Incentive Plan (a)(b)	Incentive Plan (c)	Incentive Plan (c)
Restricted stock	—	437,375	275,000
RSUs	85,350	155,726	—
Totals	85,350	593,101	275,000
(a)	This plan was approved by Company’s stockholders in June 2022.
(b)	On January 5, 2023, 152,955 restricted shares were issued pursuant to this plan, having an aggregate value of approximately $3,379,000 and are scheduled to vest in January 2028.
(c)	No additional awards may be granted under such plans.

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

The following table reflects the activities involving RSUs:

	2022	2021	2020	2019		2018
RSUs granted (a)	85,350	80,700	75,026	77,776		76,250
RSUs vested	—	—	—	64,488	(b)	73,750	(c)
RSUs forfeited (d)	—	—	—	13,288		2,500
RSUs outstanding	85,350	80,700	75,026	—		—
Vesting Date (e) (f)	6/30/2025	6/30/2024	6/30/2023	6/30/2022		6/30/2021

(a) The shares underlying the RSUs are excluded from the shares shown as outstanding on the balance sheet until they have vested and been issued.

(b) Such shares were issued in August 2022.

(c) Such shares were issued in August 2021.

(d) 10,538 shares of the 2019 grant were not earned in 2022 because the applicable market condition was only partially satisfied. During 2019, 2,750 shares of the 2019 grant and 2,500 shares of the 2018 grant were forfeited.

(e) Generally, the recipient must maintain a relationship with the Company during the applicable three-year performance cycle.

(f) RSUs vest upon satisfaction of metrics related to average annual total stockholder return ("TSR Metric") and average annual return on capital ("ROC Metric"; together with the TSR Metric, the "Metrics") and are issued to the extent the Compensation Committee determines that the Metrics with respect to the vesting of such shares have been satisfied.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2022

NOTE 12—STOCKHOLDERS’ EQUITY (CONTINUED)

The specific metrics and other material terms and conditions of the RSUs are as follows:

			Performance Criteria (a)
Year RSU Granted	Metric	Weight	Minimum	Maximum
2018 - 2020 (b)	ROC Metric (c)	50%	Average annual of at least 7.0%	Average annual of at least 9.75%
	TSR Metric (d)	50%	Average annual of at least 7.0%	Average annual of at least 12.0%
2021 - 2022 (e) (f)	ROC Metric (c)	50%	Average annual of at least 6.0%	Average annual of at least 8.75%
	TSR Metric (d)	50%	Average annual of at least 6.0%	Average annual of at least 11.0%

(a) If the average annual ROC or TSR falls between the applicable minimum and maximum performance criteria, a pro-rata portion of such units, as applicable, vest.

(b) Such RSUs are not entitled to voting or dividend rights.

(c) The ROC Metrics meet the definition of a performance condition. Fair value is based on the market value on the date of grant. For ROC Awards, the Company does not recognize expense when performance conditions are not expected to be met; such performance assumptions are reevaluated quarterly.

(d) The TSR Metrics meet the definition of a market condition. A third-party appraiser prepares a Monte Carlo simulation pricing model to determine the fair value of such awards. For these TSR awards, the per unit or share fair value was estimated using the following assumptions:

TSR Award Year	Expected Life (yrs)	Dividend Rate	Risk-Free Interest Rate	Expected Price Volatility (1)
2022	3	7.10%	1.58% - 3.33%	29.37% - 39.87%
2021	3	5.91%	0.03% - 0.35%	26.74% - 41.53%
2020	3	10.40%	0.10% - 0.18%	51.24% - 77.92%
(1)	Calculated based on the historical and implied volatility.

(e) Such RSUs are (i) not entitled to voting rights and (ii) upon vesting, the holders receive an amount equal to the dividends that would have been paid on the underlying shares had such shares been outstanding during the three-year performance cycle.

(f) The Company accrued dividend equivalents for the 2022 and 2021 RSUs of $48,000 and $162,000, respectively, based on the number of shares that would have been issued, underlying such RSUs, using performance and market assumptions determined as of December 31, 2022.

As of December 31, 2022, based on performance and market assumptions, the fair value of the RSUs granted in 2022, 2021 and 2020 is $1,420,000, $1,846,000 and $962,000, respectively. Recognition of such deferred compensation will be charged to General and administrative expense over the respective three-year performance cycle. None of these RSUs were forfeited or vested during the year ended December 31, 2022.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2022

NOTE 12—STOCKHOLDERS’ EQUITY (CONTINUED)

The following is a summary of the activity of the equity incentive plans:

	Year Ended December 31,
	2022	2021	2020
Restricted stock grants:
Number of shares	153,575	151,500	149,550
Average per share grant price	$33.75	$20.34	$28.10
Deferred compensation to be recognized over vesting period	$5,183,000	$3,082,000	$4,202,000

Number of non-vested shares:
Non-vested beginning of the year	706,450	701,675	674,250
Grants	153,575	151,500	149,550
Vested during the year	(146,900)	(145,725)	(122,125)
Forfeitures	(750)	(1,000)	—
Non-vested end of the year	712,375	706,450	701,675

RSU grants:
Number of underlying shares	85,350	80,700	75,026
Average per share grant price	$26.44	$30.46	$17.31
Deferred compensation to be recognized over vesting period	$1,420,000	$1,808,000	$850,000

Number of non-vested shares:
Non-vested beginning of the year	230,752	223,802	225,026
Grants	85,350	80,700	75,026
Vested during the year	(64,488)	(73,750)	(24,343)
Forfeitures	(10,538)	—	(51,907)
Non-vested end of the year	241,076	230,752	223,802

Restricted stock and RSU grants (based on grant price):
Weighted average per share value of non-vested shares	$26.26	$25.04	$24.98
Value of stock vested during the year	$5,535,000	$5,165,000	$3,589,000
Weighted average per share value of shares forfeited during the year	$29.12	$24.62	$24.03

Total charge to operations:
Outstanding restricted stock grants	$4,057,000	$3,734,000	$3,529,000
Outstanding RSUs	1,450,000	1,699,000	1,157,000
Total charge to operations	$5,507,000	$5,433,000	$4,686,000

As of December 31, 2022, total compensation costs of $8,239,000 and $2,301,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average vesting period is 2.1 years for the restricted stock and 1.5 years for the RSUs.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2022

NOTE 13—OTHER INCOME

Settlement of the Round Rock Guaranty Litigation

On April 15, 2022, the Company received $5,388,000 in connection with the settlement of the lawsuit captioned OLP Wyoming Springs, LLC, Plaintiff, v. Harden Healthcare, LLC, Defendant, v Benjamin Hanson, Intervenor, which sum is recognized as Income on settlement of litigation on the consolidated statement of income for the year ended December 31, 2022.

Insurance Recoveries on Hurricane Casualty

In 2020, a portion of a multi-tenanted building at the Company’s Lake Charles, Louisiana property was damaged due to Hurricane Laura. By February 2022, the Company had been reimbursed on its claim to the insurance carrier to cover, less the $263,000 deductible, (i) the approximate $2,306,000 cost to rebuild the damaged portion of the building and (ii) $259,000 of losses in rental income. The Company recognized a gain on insurance recoveries of $918,000, $695,000 and $430,000 during the years ended December 31, 2022, 2021 and 2020, respectively, which is included in Other income on the consolidated statements of income.

Lease Assignment Fee Income

In March 2021, the Company received $100,000 from a tenant in connection with consenting to a lease assignment related to six of its properties; such amount is included in Other income on the consolidated statement of income for the year ended December 31, 2021.

Interest Income on Loan Receivable

In 2020, in connection with a sale of two properties in Houston, Texas (see Note 5), the Company provided the buyer a $4,612,500 one-year loan representing 50% of the purchase. The Company received $59,000 of interest income on this loan which is recorded in Other income on the consolidated statement of income for the year ended December 31, 2021. The loan was repaid in full in April 2021.

NOTE 14—COMMITMENTS AND CONTINGENCIES

The Company maintains a non-contributory defined contribution pension plan covering eligible employees. Contributions by the Company are made through a money purchase plan, based upon a percent of the qualified employees’ total salary (subject to the maximum amount allowed by law). Pension expense approximated $349,000, $301,000 and $307,000 for 2022, 2021 and 2020, respectively, and is included in General and administrative expense in the consolidated statements of income.

The Company is party to leases obligating it to provide tenant improvement allowances and various legal proceedings. Management believes these allowances and proceedings are routine, incidental to the operation of the Company’s business and that such allowance payments or proceedings will not have a material adverse effect upon the Company’s consolidated financial statements taken as a whole.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2022

NOTE 15—INCOME TAXES

The Company elected to be taxed as a REIT under the Internal Revenue Code, commencing with its taxable year ended December 31, 1983. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its ordinary taxable income to its stockholders. As a REIT, the Company generally will not be subject to corporate level federal, state and local income tax on taxable income it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal, state and local income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. It is management’s current intention to maintain the Company’s REIT status.

Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. As of December 31, 2022, tax returns for the calendar years 2019 through 2021 remain subject to examination by the Internal Revenue Service and various state and local tax jurisdictions.

During 2022, 2021 and 2020, the Company did not incur any federal income tax expense. The Company does not have any deferred tax assets or liabilities at December 31, 2022 and 2021.

The approximate allocation of the distributions made to stockholders is as follows for the years indicated:

	Year Ended December 31,
	2022	2021	2020
Ordinary income (a)	54%	43%	45%
Capital gains	46	57	47
Return of capital	—	—	8
	100%	100%	100%
(a)	In 2022, 2021 and 2020, the ordinary income portion of the distributions are considered qualified REIT dividends and will be taxed at a rate reduced by up to 20% pursuant to Internal Revenue Code Section 199A.

The Company treats depreciation expense, straight-line rent adjustments and certain other items differently for tax purposes than for financial reporting purposes. Therefore, its taxable income and dividends paid deduction differs from its financial statement income.

The following table reconciles dividends declared with the dividends paid deduction for the years indicated (amounts in thousands):

	2022	2021	2020
	Estimate	Actual	Actual
Dividends declared	$37,915	$37,478	$36,564
Dividend reinvestment plan (a)	102	35	47
	38,017	37,513	36,611
Less: Spillover dividends designated to following year (b)	—	(2,085)	(9,261)
Less: Return of capital	—	—	(3,265)
Plus: Dividends designated from prior year	2,085	9,261	8,976
Plus: Dividends designated from following year	4,240	—	—
Dividends paid deduction	$44,342	$44,689	$33,061
(a)	Reflects the discount on common stock purchased through the dividend reinvestment plan of 3% from June 2021 through December 2022 and 5% prior to June 2021.
(b)	A portion of the dividend paid in January 2022 and the entire dividend paid in January 2021 are considered 2022 and 2021 dividends, respectively, as such dividends were in excess of the Company’s earnings and profits during 2021 and 2020, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2022

NOTE 16—SUBSEQUENT EVENTS

Subsequent events have been evaluated and, except as previously disclosed, there were no other events relative to the consolidated financial statements that require additional disclosure.

NOTE 17—QUARTERLY FINANCIAL DATA (Unaudited):

(In Thousands, Except Per Share Data)

	Quarter Ended				Total
2022	March 31	June 30	Sept. 30	Dec. 31	For Year
Total revenues (a)	$21,556	$21,472	$21,473	$27,715	$92,216
Gain on sale of real estate, net	$4,649	$8,050	$4,063	$—	$16,762
Net income (b)	$9,340	$16,785	$7,221	$8,907	$42,253
Net income attributable to One Liberty Properties, Inc. (b)	$9,323	$16,767	$7,204	$8,883	$42,177
Weighted average number of common shares outstanding:
Basic	20,379	20,364	20,340	20,358	20,360
Diluted	20,541	20,480	20,416	20,406	20,453
Net income per common share attributable to common stockholders:
Basic	$.44	$.80	$.34	$.42	$2.00	(c)
Diluted	$.44	$.79	$.34	$.42	$1.99	(c)

	Quarter Ended				Total
2021	March 31	June 30	Sept. 30	Dec. 31	For Year
Total revenues	$20,816	$20,422	$20,436	$21,066	$82,740
Gain on sale of real estate, net	$—	$21,491	$1,277	$2,695	$25,463
Net income	$2,957	$23,332	$6,212	$6,533	$39,034
Net income attributable to One Liberty Properties, Inc.	$2,962	$23,329	$6,059	$6,507	$38,857
Weighted average number of common shares outstanding:
Basic	20,003	20,013	20,115	20,210	20,086
Diluted	20,061	20,187	20,273	20,369	20,264
Net income per common share attributable to common stockholders:
Basic	$.13	$1.13	$.29	$.31	$1.87	(a)
Diluted	$.13	$1.12	$.28	$.30	$1.85	(a)
(a)	Includes $4,626 of additional rent from a ground lease tenant recognized in the quarter ended December 31, 2022 – see Note 6.
(b)	Includes $5,388 of income from the settlement of a lawsuit received in the quarter ended June 30, 2022 – see Note 13.
(c)	Calculated on weighted average shares outstanding for the year.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Schedule III—Consolidated Real Estate and Accumulated Depreciation

December 31, 2022

(Amounts in Thousands)

					Cost
					Capitalized	Gross Amount at Which Carried
			Initial Cost to Company		Subsequent to	at December 31, 2022
				Building and	Acquisition		Building &		Accumulated	Date of	Date
Type	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation (1)	Construction	Acquired
Health & Fitness	Tucker, GA	$—	$807	$3,027	$3,420	$807	$6,447	$7,254	$3,259	1988	2002
Health & Fitness	Hamilton, OH	4,122	1,483	5,953	—	1,483	5,953	7,436	1,956	2008	2011
Health & Fitness	Secaucus, NJ	7,397	5,449	9,873	—	5,449	9,873	15,322	2,498	1986	2012
Industrial	West Palm Beach, FL	—	181	724	235	181	959	1,140	512	1973	1998
Industrial	New Hyde Park, NY	2,187	182	728	281	182	1,009	1,191	542	1960	1999
Industrial	Ronkonkoma, NY	5,158	1,042	4,171	2,943	1,042	7,114	8,156	3,376	1986	2000
Industrial	Hauppauge, NY	23,017	1,951	10,954	9,600	1,951	20,554	22,505	8,781	1982	2000
Industrial	Melville, NY	2,297	774	3,029	1,170	774	4,199	4,973	1,915	1982	2003
Industrial	Saco, ME	5,019	1,027	3,623	2,050	1,027	5,673	6,700	1,772	2001	2006
Industrial	Baltimore, MD	17,640	6,474	25,282	—	6,474	25,282	31,756	10,139	1960	2006
Industrial	Durham, NC	2,351	1,043	2,404	44	1,043	2,448	3,491	817	1991	2011
Industrial	Pinellas Park, FL	2,036	1,231	1,669	614	1,231	2,283	3,514	474	1995	2012
Industrial	Miamisburg, OH	—	165	1,348	83	165	1,431	1,596	433	1987	2012
Industrial	Fort Mill, SC	6,891	1,840	12,687	87	1,840	12,774	14,614	3,280	1992	2013
Industrial	Indianapolis, IN	5,006	1,224	6,935	—	1,224	6,935	8,159	1,994	1997	2013
Industrial	Fort Mill, SC	21,111	1,804	33,650	—	1,804	33,650	35,454	9,363	1997	2013
Industrial	New Hope, MN	3,763	881	6,064	234	881	6,298	7,179	1,303	1967	2014
Industrial	Louisville, KY	—	578	3,727	34	578	3,761	4,339	772	1974	2015
Industrial	Louisville, KY	—	51	230	—	51	230	281	47	1974	2015
Industrial	McCalla, AL	12,935	1,588	14,682	—	1,588	14,682	16,270	2,793	2003	2015
Industrial	St. Louis, MO	9,968	3,728	13,006	739	3,728	13,745	17,473	2,753	1969	2015
Industrial	Greenville, SC	4,368	693	6,893	307	693	7,200	7,893	1,315	1997	2016
Industrial	Greenville, SC	4,854	528	8,074	127	528	8,201	8,729	1,477	2000	2016
Industrial	El Paso, TX	23,000	3,691	17,904	2,429	3,691	20,333	24,024	3,241	1997	2016
Industrial	Lebanon, TN	19,949	2,094	30,039	44	2,094	30,083	32,177	4,896	1996	2016
Industrial	Huntersville, NC	4,409	1,046	6,674	—	1,046	6,674	7,720	991	2014	2017
Industrial	Pittston, PA	14,350	999	9,922	1,048	999	10,970	11,969	1,514	1990	2017
Industrial	Ankeny, IA	7,520	1,351	11,607	—	1,351	11,607	12,958	1,651	2016	2017
Industrial	Memphis, TN	4,599	140	7,952	—	140	7,952	8,092	1,079	1979	2017
Industrial	Pennsburg, PA	7,400	1,776	11,126	—	1,776	11,126	12,902	1,478	1986	2018
Industrial	Plymouth, MN	2,993	1,121	4,429	—	1,121	4,429	5,550	526	1978	2018
Industrial	Englewood, CO	7,621	1,562	11,300	—	1,562	11,300	12,862	1,237	2013	2018
Industrial	Moorestown, NJ	3,613	1,822	5,056	—	1,822	5,056	6,878	548	1990	2018
Industrial	Moorestown, NJ	8,066	1,443	10,898	52	1,443	10,950	12,393	1,190	1972	2018
Industrial	Bakersfield, CA	—	1,988	9,998	—	1,988	9,998	11,986	1,061	1980	2018
Industrial	Green Park, MO	5,834	1,421	7,835	—	1,421	7,835	9,256	815	2008	2018
Industrial	Greenville, SC	—	186	6,419	210	186	6,629	6,815	683	2008	2018
Industrial	Nashville, TN	4,754	1,058	6,350	—	1,058	6,350	7,408	586	1974	2019
Industrial	Wauconda, IL	—	67	3,423	41	67	3,464	3,531	344	1998	2019
Industrial	Bensalem, PA	3,756	1,602	4,323	150	1,602	4,473	6,075	396	1975	2019
Industrial	Chandler, AZ	4,787	1,335	7,379	102	1,335	7,481	8,816	693	2004	2019
Industrial	LaGrange, GA	2,948	297	4,500	—	297	4,500	4,797	404	2013	2019
Industrial	Shakopee, MN	4,608	1,877	5,462	10	1,877	5,472	7,349	478	1998	2019

					Cost
					Capitalized	Gross Amount at Which Carried
			Initial Cost to Company		Subsequent to	at December 31, 2022
				Building and	Acquisition		Building &		Accumulated	Date of	Date
Type	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation (1)	Construction	Acquired
Industrial	Rincon, GA	$3,788	$61	$5,968	$—	$61	$5,968	$6,029	$487	1998	2019
Industrial	Chandler, AZ	—	1,164	1,691	4	1,164	1,695	2,859	146	2007	2019
Industrial	Ashland, VA	5,290	391	7,901	—	391	7,901	8,292	593	2007	2020
Industrial	Lowell, AR	11,611	1,687	15,188	—	1,687	15,188	16,875	1,197	2017	2020
Industrial	Monroe, NC	4,310	897	5,106	—	897	5,106	6,003	217	2000	2021
Industrial	Lehigh Acres, FL	5,896	1,934	7,393	—	1,934	7,393	9,327	246	2002	2021
Industrial	Omaha, NE	—	1,001	6,547	—	1,001	6,547	7,548	190	1988	2021
Industrial	Fort Myers, FL	4,751	991	6,876	—	991	6,876	7,867	175	2020	2022
Industrial	Dalton, GA	9,905	547	15,836	—	547	15,836	16,383	249	1996	2022
Industrial	Hillside, IL	—	2,560	2,975	—	2,560	2,975	5,535	51	2002	2022
Industrial	Lexington, KY	5,415	1,558	6,881	—	1,558	6,881	8,439	97	2001	2022
Industrial	Northwood, OH	6,005	181	8,306	—	181	8,306	8,487	27	1999	2022
Industrial	Northwood, OH	—	171	7,383	—	171	7,383	7,554	24	2001	2022
Industrial	Joppa, MD	8,176	3,815	8,142	1,406	3,815	9,548	13,363	2,320	1994	2014
Office	Brooklyn, NY	—	1,381	5,447	3,013	1,381	8,460	9,841	4,797	1973	1998
Other	Newark, DE	1,263	935	3,643	278	935	3,921	4,856	1,858	1996	2003
Other	Beachwood, OH	—	13,901	—	2,613	16,514	—	16,514	—	N/A	2016
Restaurant	Hauppauge, NY	—	725	2,963	—	725	2,963	3,688	1,268	1992	2005
Restaurant	Carrollton, GA	—	796	1,458	—	796	1,458	2,254	466	1996	2012
Restaurant	Cartersville, GA	—	786	1,346	—	786	1,346	2,132	457	1995	2012
Restaurant	Kennesaw, GA	—	702	916	—	702	916	1,618	271	1989	2012
Restaurant	Lawrenceville, GA	—	866	899	—	866	899	1,765	305	1988	2012
Restaurant	Concord, NC	1,294	999	1,076	—	999	1,076	2,075	305	2000	2013
Restaurant	Myrtle Beach, SC	1,294	1,102	1,161	—	1,102	1,161	2,263	324	1978	2013
Restaurant	Greensboro, NC	—	1,770	1,237	—	1,770	1,237	3,007	417	1983	2013
Restaurant	Richmond, VA	—	1,680	1,341	—	1,680	1,341	3,021	294	1983	2013
Restaurant	Indianapolis, IN	—	853	1,465	—	853	1,465	2,318	382	1982	2014
Retail	Seattle, WA	—	201	189	35	201	224	425	175	1986	1987
Retail	Rosenberg, TX	—	216	863	66	216	929	1,145	630	1994	1995
Retail	Ft. Myers, FL	—	1,013	4,054	13	1,013	4,067	5,080	2,648	1995	1996
Retail	Selden, NY	2,389	572	2,287	150	572	2,437	3,009	1,436	1997	1999
Retail	Batavia, NY	—	515	2,061	—	515	2,061	2,576	1,230	1998	1999
Retail	Champaign, IL	—	791	3,165	530	791	3,695	4,486	2,075	1985	1999
Retail	El Paso, TX	9,511	2,821	11,123	2,587	2,821	13,710	16,531	8,160	1974	2000
Retail	Somerville, MA	—	510	1,993	24	510	2,017	2,527	1,001	1993	2003
Retail	Hyannis, MA	—	802	2,324	—	802	2,324	3,126	869	1998	2008
Retail	Marston Mills, MA	—	461	2,313	—	461	2,313	2,774	860	1998	2008
Retail	Everett, MA	—	1,935	—	—	1,935	—	1,935	—	N/A	2008
Retail	Kennesaw, GA	4,635	1,501	4,349	1,138	1,501	5,487	6,988	2,194	1995	2008
Retail	Royersford, PA	18,529	19,538	3,150	524	19,538	3,674	23,212	1,228	2001	2010
Retail	Monroeville, PA	—	450	863	—	450	863	1,313	272	1994	2010
Retail	Bolingbrook, IL	—	834	1,887	101	834	1,988	2,822	665	2001	2011
Retail	Crystal Lake, IL	—	615	1,899	492	615	2,391	3,006	651	1997	2011
Retail	Lawrence, KS	—	134	938	207	134	1,145	1,279	291	1915	2012
Retail	Greensboro, NC	—	1,046	1,552	29	1,046	1,581	2,627	408	2002	2014
Retail	Highlands Ranch, CO	—	2,361	2,924	296	2,361	3,220	5,581	828	1995	2014
Retail	Woodbury, MN	2,508	1,190	4,003	—	1,190	4,003	5,193	984	2006	2014
Retail	Cuyahoga Falls, OH	945	71	1,371	—	71	1,371	1,442	235	2004	2016
Retail	Hilliard, OH	838	300	1,077	—	300	1,077	1,377	189	2007	2016
Retail	Port Clinton, OH	810	52	1,187	—	52	1,187	1,239	209	2005	2016
Retail	South Euclid, OH	918	230	1,566	53	230	1,619	1,849	293	1975	2016

					Cost
					Capitalized	Gross Amount at Which Carried
			Initial Cost to Company		Subsequent to	at December 31, 2022
				Building and	Acquisition		Building &		Accumulated	Date of	Date
Type	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation (1)	Construction	Acquired
Retail	St Louis Park, MN	$—	$3,388	$13,088	$152	$3,388	$13,240	$16,628	$2,264	1962	2016
Retail	Deptford, NJ	2,364	572	1,779	705	572	2,484	3,056	1,051	1981	2012
Retail	Cape Girardeau, MO	925	545	1,547	—	545	1,547	2,092	447	1994	2012
Retail	Littleton, CO	9,550	6,005	11,272	1,173	6,005	12,445	18,450	2,904	1985	2015
Retail-Furniture	Duluth, GA	—	778	3,436	30	778	3,466	4,244	1,439	1987	2006
Retail-Furniture	Wichita, KS	—	1,189	5,248	169	1,189	5,417	6,606	2,192	1996	2006
Retail-Furniture	Lexington, KY	—	800	3,532	169	800	3,701	4,501	1,480	1999	2006
Retail-Furniture	Bluffton, SC	—	589	2,600	155	589	2,755	3,344	1,086	1994	2006
Retail-Furniture	Amarillo, TX	—	860	3,810	123	860	3,933	4,793	1,591	1996	2006
Retail-Furniture	Austin, TX	—	1,587	7,010	193	1,587	7,203	8,790	2,942	2001	2006
Retail-Furniture	Tyler, TX	—	1,031	4,554	181	1,031	4,735	5,766	1,906	2001	2006
Retail-Furniture	Newport News, VA	—	751	3,316	85	751	3,401	4,152	1,385	1995	2006
Retail-Furniture	Richmond, VA	—	867	3,829	201	867	4,030	4,897	1,600	1979	2006
Retail-Furniture	Virginia Beach, VA	—	854	3,770	224	854	3,994	4,848	1,575	1995	2006
Retail-Furniture	Gurnee, IL	—	834	3,635	—	834	3,635	4,469	1,480	1994	2006
Retail-Furniture	Naples, FL	1,753	3,070	2,846	195	3,070	3,041	6,111	1,120	1992	2008
Retail-Office Supply	Lake Charles, LA (2)(3)	—	1,167	3,887	2,905	1,167	6,792	7,959	2,733	1998	2002
Retail-Office Supply	Chicago, IL (3)	3,199	3,877	2,256	—	3,877	2,256	6,133	806	1994	2008
Retail-Office Supply	Cary, NC (3)	2,699	1,129	3,736	—	1,129	3,736	4,865	1,335	1995	2008
Retail-Office Supply	Eugene, OR (3)	2,403	1,952	2,096	—	1,952	2,096	4,048	749	1994	2008
Retail-Office Supply	El Paso, TX (3)	2,099	1,035	2,700	—	1,035	2,700	3,735	965	1993	2008
Theater	Greensboro, NC	—	—	8,328	3,000	—	11,328	11,328	8,864	1999	2004
Theater	Indianapolis, IN	3,775	3,099	5,225	19	3,099	5,244	8,343	1,153	1997	2014
		$409,175	$179,192	$651,112	$49,292	$181,805	$697,791	$879,596	$173,143

Note 1—Depreciation is provided over the estimated useful lives of the buildings and improvements, which range from 2 to 40 years.

Note 2— Amounts for this property’s building and improvements and accumulated depreciation are shown net of $782 and $352, respectively, resulting from a 2020 impairment write-off due to casualty loss.

Note 3— These five properties are retail office supply stores net leased to the same tenant, pursuant to separate leases. Four of these leases contain cross default provisions.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Schedule III

Consolidated Real Estate and Accumulated Depreciation

(a)  Reconciliation of “Real Estate and Accumulated Depreciation”

(Amounts in Thousands)

	Year Ended December 31,
	2022	2021	2020
Investment in real estate:
Balance, beginning of year	$837,641	$839,058	$835,837
Addition: Land, buildings and improvements	59,654	28,837	26,444
Deduction: Properties sold	(17,699)	(28,064)	(22,441)
Deduction: Property held-for-sale	—	(2,190)	—
Deduction: Impairment due to casualty loss	—	—	(782)
Balance, end of year	$879,596	$837,641	$839,058
	(b)
Accumulated depreciation:
Balance, beginning of year	$160,664	$147,136	$135,302
Addition: Depreciation	18,471	17,694	17,941
Deduction: Accumulated depreciation related to properties sold	(5,992)	(3,246)	(5,755)
Deduction: Accumulated depreciation related to property held-for-sale	—	(920)	—
Deduction: Impairment due to casualty loss	—	—	(352)
Balance, end of year	$173,143	$160,664	$147,136

(b)	At December 31, 2022, the aggregate cost for federal income tax purposes is approximately $22,018 greater than the Company’s recorded values.