Form 10-Q
period 2023-03-31
ONE LIBERTY PROPERTIES INC
filed 2023-05-05
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 21,326,296 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	March 31,	December 31,
	2023	2022
ASSETS	(Unaudited)
Real estate investments, at cost
Land	$180,579	$181,805
Buildings and improvements	692,025	697,791
Total real estate investments, at cost	872,604	879,596
Less accumulated depreciation	175,153	173,143
Real estate investments, net	697,451	706,453

Property held-for-sale	2,783	—
Investment in unconsolidated joint ventures	10,484	10,400
Cash and cash equivalents	7,016	6,718
Unbilled rent receivable	16,710	16,079
Unamortized intangible lease assets, net	18,541	19,841
Escrow, deposits and other assets and receivables	18,158	23,764
Total assets(1)	$771,143	$783,255
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net (see Note 7)	$406,946	$405,162
Line of credit, net of $686 and $732 of deferred financing costs, respectively	10,814	21,068
Dividends payable	9,838	9,693
Accrued expenses and other liabilities	18,020	19,270
Unamortized intangible lease liabilities, net	10,824	11,125
Total liabilities(1)	456,442	466,318

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 50,000 shares authorized; 20,546 and 20,362 shares issued and outstanding	20,546	20,362
Paid-in capital	328,113	325,895
Accumulated other comprehensive income	1,401	1,810
Distributions in excess of net income	(36,344)	(32,102)
Total One Liberty Properties, Inc. stockholders’ equity	313,716	315,965
Non-controlling interests in consolidated joint ventures(1)	985	972
Total equity	314,701	316,937
Total liabilities and equity	$771,143	$783,255
(1)	The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 5. The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $10,365 and $10,365 of land, $17,716 and $17,870 of building and improvements, net of $5,856 and $5,670 of accumulated depreciation, $3,683 and $3,518 of other assets included in other line items, $18,321 and $18,500 of real estate debt, net, $1,210 and $1,135 of other liabilities included in other line items and $985 and $972 of non-controlling interests as of March 31, 2023 and December 31, 2022, respectively.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Rental income, net	$22,952	$21,531
Lease termination fees	—	25
Total revenues	22,952	21,556

Operating expenses:
Depreciation and amortization	6,145	5,843
General and administrative (see Note 8 for related party information)	4,039	3,792
Real estate expenses (see Note 8 for related party information)	4,124	3,687
State taxes	68	74
Total operating expenses	14,376	13,396

Other operating income
Gain on sale of real estate, net	1,534	4,649
Operating income	10,110	12,809

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	85	116
Other income (see Note 12)	15	926
Interest:
Expense	(4,600)	(4,306)
Amortization of deferred financing costs	(202)	(205)

Net income	5,408	9,340
Net income attributable to non-controlling interests	(22)	(17)
Net income attributable to One Liberty Properties, Inc.	$5,386	$9,323

Weighted average number of common shares outstanding:
Basic	20,514	20,379
Diluted	20,579	20,541

Per common share attributable to common stockholders:
Basic and Diluted	$.25	$.44

Cash distributions per share of common stock	$.45	$.45

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net income	$5,408	$9,340

Other comprehensive income
Net unrealized (loss) gain on derivative instruments	(409)	1,775
Comprehensive income	4,999	11,115

Net income attributable to non-controlling interests	(22)	(17)
Adjustment for derivative instruments attributable to non-controlling interests	—	(2)

Comprehensive income attributable to One Liberty Properties, Inc.	$4,977	$11,096

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

			Accumulated	Accumulated	Non-Controlling
			Other	Distributions	Interests in
	Common	Paid-in	Comprehensive	in Excess of	Consolidated
	Stock	Capital	Income (loss)	Net Income	Joint Ventures	Total
Balances, December 31, 2022	$20,362	$325,895	$1,810	$(32,102)	$972	$316,937
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,628)	—	(9,628)
Restricted stock vesting	135	(135)	—	—	—	—
Shares issued through dividend reinvestment plan	49	1,025	—	—	—	1,074
Distributions to non-controlling interests	—	—	—	—	(9)	(9)
Compensation expense – restricted stock and RSUs	—	1,328	—	—	—	1,328
Net income	—	—	—	5,386	22	5,408
Other comprehensive (loss)	—	—	(409)	—	—	(409)
Balances, March 31, 2023	$20,546	$328,113	$1,401	$(36,344)	$985	$314,701

Balances, December 31, 2021	$20,239	$322,793	$(1,513)	$(36,187)	$946	$306,278
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,559)	—	(9,559)
Restricted stock vesting	131	(131)	—	—	—	—
Shares issued through equity offering program – net	17	546	—	—	—	563
Shares issued through dividend reinvestment plan	5	156	—	—	—	161
Distributions to non-controlling interests	—	—	—	—	(33)	(33)
Compensation expense – restricted stock and RSUs	—	1,325	—	—	—	1,325
Net income	—	—	—	9,323	17	9,340
Other comprehensive income	—	—	1,773	—	2	1,775
Balances, March 31, 2022	$20,392	$324,689	$260	$(36,423)	$932	$309,850

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued on Next Page)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$5,408	$9,340
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(1,534)	(4,649)
Increase in net amortization of unbilled rental income	(669)	(378)
Amortization of intangibles relating to leases, net	(224)	(189)
Amortization of restricted stock and RSU compensation expense	1,328	1,325
Equity in earnings of unconsolidated joint ventures	(85)	(116)
Depreciation and amortization	6,145	5,843
Amortization of deferred financing costs	202	205
Payment of leasing commissions	(179)	(798)
Decrease (increase) in escrow, deposits, other assets and receivables	5,571	(1,375)
Decrease in accrued expenses and other liabilities	(1,251)	(377)
Net cash provided by operating activities	14,712	8,831

Cash flows from investing activities:
Purchase of real estate	—	(8,166)
Improvements to real estate	(725)	(1,778)
Investments in ground leased property	(447)	(271)
Net proceeds from sale of real estate	4,076	9,555
Insurance recovery proceeds due to casualty loss	—	918
Net cash provided by investing activities	2,904	258

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(3,078)	(3,380)
Proceeds from mortgage financings	4,800	4,860
Proceeds from bank line of credit	8,400	8,000
Repayments on bank line of credit	(18,700)	(14,560)
Issuance of shares through dividend reinvestment plan	1,074	161
Proceeds from sale of common stock, net	—	563
Payment of financing costs	(118)	(125)
Distributions to non-controlling interests	(9)	(33)
Cash distributions to common stockholders	(9,483)	(9,422)
Net cash used in financing activities	(17,114)	(13,936)

Net increase (decrease) in cash, cash equivalents and restricted cash	502	(4,847)
Cash, cash equivalents and restricted cash at beginning of year	7,277	16,666
Cash, cash equivalents and restricted cash at end of period	$7,779	$11,819

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$4,630	$4,332
Supplemental disclosure of non-cash investing activity:
Purchase accounting allocation - intangible lease assets	$—	$568
Purchase accounting allocation - intangible lease liabilities	—	(269)

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	Three Months Ended
	March 31,
	2023	2022
Cash and cash equivalents	$7,016	$11,442
Restricted cash included in escrow, deposits and other assets and receivables	763	377
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$7,779	$11,819

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2023

NOTE 1 – ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial and retail properties, many of which are subject to long-term net leases. As of March 31, 2023, OLP owns 119 properties, including three properties owned by consolidated joint ventures and three properties owned by unconsolidated joint ventures. The 119 properties are located in 31 states.

NOTE 2 – SUMMARY ACCOUNTING POLICIES

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

MARCH 31, 2023 (CONTINUED)

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

MARCH 31, 2023 (CONTINUED)

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

The components of lease revenues are as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2023	2022
Fixed lease revenues	$19,358	$18,341
Variable lease revenues	3,370	3,001
Lease revenues (a)	$22,728	$21,342
(a)	Excludes $224 and $189 of amortization related to lease intangible assets and liabilities for the three months ended March 31, 2023 and 2022, respectively.

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

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due by reviewing the tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. As of March 31, 2023, the Company has assessed the collectability of all recorded lease revenues as probable.

Minimum Future Rents

As of March 31, 2023, the minimum future contractual rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual rents include $21,017,000 of rent related to Regal Cinemas (two leases which expire in 2032 and 2035) and does not include (i) straight-line rent or amortization of intangibles and (ii) $301,000 of COVID-19 lease deferral repayments due from Regal Cinemas which were not accrued to rental income and (iii) variable lease payments as described above.

From April 1 – December 31, 2023	$55,353
For the year ending December 31,
2024	67,832
2025	63,542
2026	59,305
2027	50,346
2028	39,957
Thereafter	137,164
Total	$473,499

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2023 (CONTINUED)

NOTE 3 – LEASES (CONTINUED)

Lessee Accounting

Ground Lease

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The ground lease expires March 3, 2025 and provides for up to four, 5-year renewal options and one seven-month renewal option. As of March 31, 2023, the remaining lease term, including renewal options deemed exercised, is 11.9 years. The Company recognized lease expense related to this ground lease of $150,000 in each of the three months ended March 31, 2023 and 2022, which is included in Real estate expenses on the consolidated statements of income.

Office Lease

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides for a five-year renewal option. As of March 31, 2023, the remaining lease term, including the renewal option deemed exercised, is 13.8 years. The Company recognized lease expense related to this office lease of $14,000 in each of the three months ended March 31, 2023 and 2022, which is included in General and administrative expenses on the consolidated statements of income.

Minimum Future Lease Payments

As of March 31, 2023, the minimum future lease payments related to these operating leases are as follows (amounts in thousands):

From April 1 – December 31, 2023	$381
For the year ending December 31,
2024	557
2025	626
2026	627
2027	629
2028	630
Thereafter	4,960
Total undiscounted cash flows	$8,410
Present value discount	(1,561)
Lease liability	$6,849

NOTE 4 – SALES OF PROPERTIES AND PROPERTY HELD-FOR-SALE

Sales of Properties

On February 28, 2023, the Company sold a restaurant property located in Hauppauge, New York for $4,076,000, net of closing costs. The sale resulted in a gain of $1,534,000 which was recorded as Gain on sale of real estate, net, in the consolidated statement of income for the three months ended March 31, 2023. In connection with the sale, the Company wrote-off a net amount of $128,000 as an adjustment to Gain on sale of real estate, net, related to an $85,000 lease incentive and an $86,000 tenant-related receivable, offset by $43,000 of unearned rental income.

In March 2022, the Company sold four restaurant properties located in Pennsylvania for approximately $9,555,000, net of closing costs. The sale resulted in a gain of $4,649,000 which was recorded as Gain on sale of real estate, net, in the consolidated statement of income for the three months ended March 31, 2022. As a result of the sale, the Company also wrote-off, as a reduction to Gain on sale of real estate, net, $512,000 of unbilled rent receivable.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2023 (CONTINUED)

NOTE 4 – SALES OF PROPERTIES AND PROPERTY HELD-FOR-SALE (CONTINUED)

Property Held-for-Sale

In August 2022, the Company entered into a contract to sell a retail property located in Duluth, Georgia for $6,000,000. The buyer’s right to terminate the contract without penalty expired on March 31, 2023. At March 31, 2023, the Company classified the $2,783,000 net book value of the property’s land, building and improvements as Property held-for-sale in the accompanying consolidated balance sheet. It is anticipated that (i) this property will be sold during the second quarter of 2023 and (ii) this sale will result in a gain of approximately $3,100,000, which will be recognized as Gain on sale of real estate, net, in the consolidated statements of income for the three and six months ending June 30, 2023.

NOTE 5 – VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITY AND CONSOLIDATED JOINT VENTURES

Variable Interest Entity – Ground Lease

The Company determined it has a variable interest through its ground lease at its Beachwood, Ohio property (the “Vue Apartments”) and the owner/operator is a VIE because its equity investment at risk is insufficient to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of this VIE because the Company does not have power over the activities that most significantly impact the owner/operator’s economic performance and therefore, does not consolidate this VIE for financial statement purposes. Accordingly, the Company accounts for this investment as land and the revenues from the ground lease as Rental income, net. The ground lease provides for rent which can be deferred and paid based on the operating performance of the property; therefore, this rent is recognized as rental income when the operating performance is achieved and the rent is received. No ground lease rental income has been collected since October 2020 other than the proceeds from the settlement of the Proceedings (as defined below).

As of March 31, 2023, the VIE’s maximum exposure to loss was $16,791,000 which represented the carrying amount of the land. In purchasing the property in 2016, the owner/operator obtained a mortgage for $67,444,000 from a third party which, together with the Company’s purchase of the land, provided substantially all of the funds to acquire the multi-family property. The Company provided its land as collateral for the owner/operator’s mortgage loan; accordingly, the land position is subordinated to the mortgage. The mortgage balance was $64,500,000 as of March 31, 2023.

Pursuant to the ground lease, as amended in November 2020, the Company agreed, in its discretion, to fund 78% of (i) any operating expense shortfalls at the property and (ii) any capital expenditures required at the property. The Company funded $697,000 during the year ended December 31, 2022 and $447,000 during the three months ended March 31, 2023. These amounts are included as part of the carrying amount of the land.

The Company’s ground lease tenant was a plaintiff/claimant in various legal proceedings (the “Proceedings”) against, among others, the developer of such apartment complex alleging, among other things, that the buildings’ construction was flawed. The Proceedings were settled in the quarter ended December 31, 2022 and although the Company was not a party to the Proceedings, pursuant to the lease with the tenant, the Company received, in early January 2023, $4,626,000 from the settlement. At December 31, 2022, this sum was accrued as rental income, net on the consolidated statement of income and as other receivables on the consolidated balance sheet.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2023 (CONTINUED)

NOTE 5 – VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITY AND CONSOLIDATED JOINT VENTURES (CONTINUED)

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

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	March 31,	December 31,
	2023	2022
Land	$10,365	$10,365
Buildings and improvements, net of accumulated depreciation of $5,856 and $5,670, respectively	17,716	17,870
Cash	1,262	1,163
Unbilled rent receivable	1,096	1,111
Unamortized intangible lease assets, net	453	472
Escrow, deposits and other assets and receivables	872	772
Mortgages payable, net of unamortized deferred financing costs of $141 and $152, respectively	18,321	18,500
Accrued expenses and other liabilities	798	711
Unamortized intangible lease liabilities, net	412	424
Accumulated other comprehensive income	16	22
Non-controlling interests in consolidated joint ventures	985	972

As of March 31, 2023 and December 31, 2022, MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in two consolidated joint ventures in which the Company has aggregate equity investments of approximately $4,532,000 and $4,563,000, respectively.

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and, in the event of a sale of, or refinancing of the mortgage encumbering, the property owned by such venture, the distributions to the Company may be less than that implied by the Company’s equity ownership interest in the venture.

NOTE 6 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of March 31, 2023 and December 31, 2022, the Company participated in three unconsolidated joint ventures, each of which owns and operates one property; the Company’s equity investment in these ventures totaled $10,484,000 and $10,400,000, respectively. The Company recorded equity in earnings of $85,000 and $116,000 for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023 and December 31, 2022, MCB and the Company are partners in an unconsolidated joint venture in which the Company’s equity investment is approximately $9,030,000 and $8,963,000, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2023 (CONTINUED)

NOTE 7 – DEBT OBLIGATIONS

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	March 31,	December 31,
	2023	2022
Mortgages payable, gross	$410,897	$409,175
Unamortized deferred financing costs	(3,316)	(3,355)
Unamortized mortgage intangible asset (a)	(635)	(658)
Mortgages payable, net	$406,946	$405,162
(a)	In connection with the assumption of a below-market mortgage upon the acquisition of two properties in 2022.

Line of Credit

The Company has a credit facility with Manufacturers and Traders Trust Company and VNB New York, LLC, pursuant to which it may borrow up to $100,000,000, subject to borrowing base requirements. The facility is available for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $40,000,000 and 40% of the borrowing base. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under the credit facility. The facility is guaranteed by subsidiaries of the Company that own unencumbered properties and the Company is required to pledge to the lenders the equity interests in such subsidiaries.

The facility, which matures December 31, 2026, provides for an interest rate equal to 30-day SOFR plus an applicable margin ranging from 175 basis points to 275 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility. The applicable margin was 175 basis points at March 31, 2023 and 2022. An unused facility fee of .25% per annum applies to the facility. The weighted average interest rate on the facility was approximately 6.23% and 1.89% for the three months ended March 31, 2023 and 2022, respectively. The Company was in compliance with all covenants at March 31, 2023.

The following table details the Line of credit, net, balances per the consolidated balance sheets (amounts in thousands):

	March 31,	December 31,
	2023	2022
Line of credit, gross	$11,500	$21,800
Unamortized deferred financing costs	(686)	(732)
Line of credit, net	$10,814	$21,068

At March 31, 2023 and May 1, 2023, $88,500,000 and $80,000,000, respectively, was available to be borrowed under the facility, including an aggregate of up to $40,000,000 and $31,500,000, respectively, available for renovation and operating expense purposes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2023 (CONTINUED)

NOTE 8 – RELATED PARTY TRANSACTIONS

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

In consideration for the Services, the Company paid Majestic $879,000 and $766,000 for the three months ended March 31, 2023 and 2022, respectively. Included in these amounts are fees for property management services of $428,000 and $336,000 for the three months ended March 31, 2023 and 2022, respectively. The amounts paid for property management services are based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic with respect to properties managed by third parties. The Company also paid Majestic, pursuant to the compensation and services agreement, $79,000 in each of three months ended March 31, 2023 and 2022, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies.

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and restricted stock units (“RSUs”) under the Company’s stock incentive plans (described in Note 10). The related expense charged to the Company’s operations was $642,000 and $643,000 for the three months ended March 31, 2023 and 2022, respectively.

The amounts paid under the compensation and services agreement (except for the property management services which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income.

Joint Venture Partners and Affiliates

The Company paid an aggregate of $22,000 in each of the three months ended March 31, 2023 and 2022, to its consolidated joint venture partner or their affiliates (none of whom are officers, directors, or employees of the Company) for property management services, which are included in Real estate expenses on the consolidated statements of income.

The Company’s unconsolidated joint ventures paid management fees of $27,000 and $36,000 for the three months ended March 31, 2023 and 2022, respectively, to the other partner of the ventures, which reduced Equity in earnings on the consolidated statements of income by $13,000 and $18,000 for the three months ended March 31, 2023 and 2022, respectively.

Other

During each of the three months ended March 31, 2023 and 2022, the Company paid quarterly fees of (i) $78,250 to the Company’s chairman and (ii) $31,300 to the Company’s vice-chairman. These fees are included in General and administrative expenses on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party, and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties. Included in Real estate expenses on the consolidated statements of income is insurance expense of $148,000 and $339,000 for the three months ended March 31, 2023 and 2022, respectively, of amounts reimbursed to Gould Investors in prior periods.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2023 (CONTINUED)

NOTE 9 – EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing net income allocable to common stockholders for each period by the weighted average number of shares of common stock outstanding during the applicable period. Net income is also allocated to the unvested restricted stock outstanding during each period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of March 31, 2023, the shares of common stock underlying the RSUs (see Note 10) are excluded from the basic earnings per share calculation, as these units are not participating securities.

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

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2023	2022
Numerator for basic and diluted earnings per share:
Net income	$5,408	$9,340
Deduct net income attributable to non-controlling interests	(22)	(17)
Deduct earnings allocated to unvested restricted stock (a)	(329)	(328)
Net income available for common stockholders: basic and diluted	$5,057	$8,995
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	20,514	20,379
Effect of dilutive securities: RSUs	65	162
Denominator for diluted earnings per share:
Weighted average number of shares	20,579	20,541

Earnings per common share, basic and diluted	$.25	$.44
(a)	Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2023 (CONTINUED)

NOTE 9 – EARNINGS PER COMMON SHARE (CONTINUED)

The following table identifies the number of shares of common stock underlying the RSUs that are included in the calculation, on a diluted basis, of the weighted average number of shares of common stock for such periods:

Three Months Ended March 31, 2023:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award (b)	Shares	Capital Metric	Return Metric	Total	Excluded (c)
July 1, 2022	85,350	42,522	—	42,522	42,828
August 3, 2021	80,700	40,350	—	40,350	40,350
August 3, 2020	75,026	37,513	37,513	75,026	—
Totals	241,076	120,385	37,513	157,898	83,178

Three Months Ended March 31, 2022:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award (b)	Shares	Capital Metric	Return Metric	Total	Excluded (c)
August 3, 2021	80,700	40,350	40,350	80,700	—
August 3, 2020	75,026	37,513	37,513	75,026	—
July 1, 2019 (d)	75,026	37,513	37,513	75,026	—
Totals	230,752	115,376	115,376	230,752	—
(a)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is March 31 of the applicable period.
(b)	The RSUs awarded in 2022, 2021 and 2020 vest, subject to satisfaction of the applicable market and/or performance conditions, as of June 30, 2025, 2024 and 2023, respectively (see Note 10).
(c)	Excluded as the applicable conditions had not been met for these shares at the applicable measurement dates.
(d)	With respect to the RSUs awarded July 1, 2019, 64,488 shares were deemed to have vested and the balance of 10,538 shares were forfeited in June 2022. The vested shares were issued in August 2022 (see Note 10).

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock Dividend

On March 13, 2023, the Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company’s common stock, totaling approximately $9,574,000. The quarterly dividend was paid on April 4, 2023 to stockholders of record on March 27, 2023.

Shares Issued through the At-the-Market Equity Offering Program

During the three months ended March 31, 2022, the Company sold approximately 17,000 shares for proceeds of $604,000, net of commissions of $12,000, and incurred offering costs of $41,000 for professional fees. No shares were sold by the Company during the three months ended March 31, 2023.

Dividend Reinvestment Plan

The Company’s Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price (as such price is calculated pursuant to the DRP). The discount is currently being offered at 3%. Under the DRP, the Company issued approximately 49,000 and 5,000 shares of common stock during the three months ended March 31, 2023 and 2022, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2023 (CONTINUED)

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

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

The following details the shares subject to awards that are outstanding under the Plans as of March 31, 2023:

	2022	2019	2016
	Incentive Plan	Incentive Plan (a)	Incentive Plan (a)
Restricted stock	152,955	437,375	140,200
RSUs	85,350	155,726	—
Totals	238,305	593,101	140,200
(a)	No additional awards may be granted under such plan.

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

The following table reflects the activities involving RSUs during the indicated years:

	2022	2021	2020
RSUs granted and outstanding (a) (b)	85,350	80,700	75,026
Vesting Date (c) (d)	6/30/2025	6/30/2024	6/30/2023
(a)	The shares underlying the RSUs are excluded from the shares shown as outstanding on the balance sheet until they have vested and been issued.
(b)	No shares were granted, vested or forfeited during the three months ended March 31, 2023 and 2022.
(c)	Generally, the recipient must maintain a relationship with the Company during the applicable three-year performance cycle.
(d)	RSUs vest upon satisfaction of metrics related to average annual total stockholder return ("TSR Metric") and average annual return on capital ("ROC Metric"; together with the TSR Metric, the "Metrics") and are issued to the extent the Compensation Committee determines that the Metrics with respect to the vesting of such shares have been satisfied.

The specific metrics and other material terms and conditions of the RSUs are as follows:

			Performance Criteria (a)
Year RSU Granted	Metric	Weight	Minimum	Maximum
2020 (b)	ROC Metric (c)	50%	Average annual of at least 7.0%	Average annual of at least 9.75%
	TSR Metric (d)	50%	Average annual of at least 7.0%	Average annual of at least 12.0%
2021 - 2022 (e) (f)	ROC Metric (c)	50%	Average annual of at least 6.0%	Average annual of at least 8.75%
	TSR Metric (d)	50%	Average annual of at least 6.0%	Average annual of at least 11.0%
(a)	If the average annual ROC or TSR falls between the applicable minimum and maximum performance criteria, a pro-rata portion of such units, as applicable, vest.
(b)	Such RSUs are not entitled to voting or dividend rights.
(c)	The ROC Metrics meet the definition of a performance condition. Fair value is based on the market value on the date of grant. For ROC Awards, the Company does not recognize expense when performance conditions are not expected to be met; such performance assumptions are re-evaluated quarterly.
(d)	The TSR Metrics meet the definition of a market condition. A third-party appraiser prepares a Monte Carlo simulation pricing model to determine the fair value of such awards.
(e)	Such RSUs are (i) not entitled to voting rights and (ii) upon vesting, the holders receive an amount equal to the dividends that would have been paid on the underlying shares had such shares been outstanding during the three-year performance cycle.
(f)	As of March 31, 2023 and December 31, 2022, the Company accrued dividend equivalents of $264,000 and $210,000, respectively, for the 2022 and 2021 RSUs based on the number of shares that would have been issued, underlying such RSUs, using performance and market assumptions determined at such dates.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2023 (CONTINUED)

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

As of March 31, 2023, based on performance and market assumptions, the fair value of the RSUs granted in 2022, 2021 and 2020 is $1,491,000, $1,846,000 and $962,000, respectively. Recognition of such deferred compensation will be charged to General and administrative expense over the respective three-year performance cycles.

The following is a summary of the activity of the Plans:

	Three Months Ended
	March 31,
	2023	2022
Restricted stock grants:
Number of shares	152,955	153,575
Average per share grant price	$22.09	$33.75
Deferred compensation to be recognized over vesting period	$3,379,000	$5,183,000

Number of non-vested shares:
Non-vested beginning of the period	712,375	706,450
Grants	152,955	153,575
Vested during the period	(134,800)	(130,750)
Forfeitures	—	(500)
Non-vested end of the period	730,530	728,775

RSU grants:
Number of underlying shares	—	—
Average per share grant price	$—	$—
Deferred compensation to be recognized over vesting period	$—	$—

Number of non-vested shares:
Non-vested beginning of the period	241,076	230,752
Grants	—	—
Vested during the period	—	—
Forfeitures	—	—
Non-vested end of the period	241,076	230,752

Restricted stock and RSU grants (based on grant price):
Weighted average per share value of non-vested shares	$25.74	$26.47
Value of stock vested during the period	$3,412,000	$3,236,000
Weighted average per share value of shares forfeited during the period	$—	$33.75

Total charge to operations:
Outstanding restricted stock grants	$950,000	$957,000
Outstanding RSUs	378,000	368,000
Total charge to operations	$1,328,000	$1,325,000

As of March 31, 2023, total compensation costs of $10,668,000 and $1,995,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2023 (CONTINUED)

administrative expense over the remaining respective vesting periods. The weighted average remaining vesting period is 2.8 years for the restricted stock and 1.3 years for the RSUs.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2023 (CONTINUED)

NOTE 11 – FAIR VALUE MEASUREMENTS

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

The carrying amounts of cash and cash equivalents, escrow, deposits and other assets and receivables, dividends payable, and accrued expenses and other liabilities (excluding interest rate swaps), are not measured at fair value on a recurring basis but are considered to be recorded at amounts that approximate fair value.

The fair value and carrying amounts of the Company’s mortgages payable are as follows (dollars in thousands):

	March 31,	December 31,
	2023	2022
Fair value of mortgages payable (a)	$385,723	$378,943
Carrying value of mortgages payable	$410,897	$409,175
Fair value less than the carrying value	$(25,174)	$(30,232)
Blended market interest rate (a)	5.64%	5.87%
Weighted average remaining term to maturity (years)	6.2	6.5
(a)	Estimated using unobservable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

At March 31, 2023 and December 31, 2022, the carrying amount of the Company’s line of credit (before unamortized deferred financing costs) of $11,500,000 and $21,800,000, respectively, approximates its fair value.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair Value on a Recurring Basis

As of March 31, 2023, the Company had in effect 17 interest rate derivatives, all of which were interest rate swaps, related to 17 outstanding mortgage loans with an aggregate $48,720,000 notional amount maturing between 2023 and 2026 (weighted average remaining term to maturity of 1.4 years). The Company’s objective in using interest rate swaps is to add stability to interest expense. These interest rate swaps, all of which were designated as cash flow hedges, converted LIBOR or SOFR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 3.02% to 4.62% and a weighted average interest rate of 4.07% at March 31, 2023). The Company does not use derivatives for trading or speculative purposes.

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This fair value analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the associated credit valuation adjustments use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of March 31, 2023, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy. The Company does not currently own any financial instruments that are measured on a recurring basis and that are classified as Level 1 or 3.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2023 (CONTINUED)

NOTE 11 – FAIR VALUE MEASUREMENTS (CONTINUED)

The fair value of the Company’s derivative financial instruments was determined to be the following (amounts in thousands):

		Carrying and	Balance Sheet
	As of	Fair Value	Classification
Financial assets: Interest rate swaps	March 31, 2023	$1,401	Other assets
	December 31, 2022	1,811

As of March 31, 2023 and December 31, 2022, there were no derivatives in a liability position.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended
	March 31,
	2023	2022
Amount of (loss) gain recognized on derivatives in other comprehensive loss	$(121)	$1,489
Amount of reclassification from Accumulated other comprehensive income (loss) into Interest expense	288	(286)

During the twelve months ending March 31, 2024, the Company estimates an additional $1,035,000 will be reclassified from Accumulated other comprehensive income as a decrease to Interest expense.

The derivative agreements in effect at March 31, 2023 provide that if the wholly-owned subsidiary of the Company which is a party to such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for such swap breakage losses.

NOTE 12 – OTHER INCOME

Insurance Recovery on Hurricane Casualty

During the three months ended March 31, 2022, the Company recognized a gain on insurance recovery of $918,000, which is included in Other income on the consolidated statement of income, related to hurricane damage to one of its properties in 2020. No such gain was recognized during the three months ended March 31, 2023.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2023 (CONTINUED)

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

risks, uncertainties and factors described in our Annual Report on Form 10-K for the year ended December 31, 2022 under the caption “Item 1A. Risk Factors” for a discussion of certain factors which may cause actual results to differ materially from current.

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

Challenges and Uncertainties Facing Certain Tenants and Properties

As more fully described in our Annual Report, and in particular, the sections thereof entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations”, we face challenges due to the volatile economic environment and certain of our properties and tenants (including Regal Cinemas, our Manahawkin, New Jersey property, The Vue Apartments, LA Fitness, Bed Bath and Beyond and Party City) face various challenges. There have been no material changes to the status of such tenants/properties from that described in our Annual Report except as described below:

Regal Cinemas

Regal Cinemas, or Regal, is a tenant at three properties, including a property owned by an unconsolidated joint venture in which we have a 50% equity interest. Regal’s parent, Cineworld Group plc, filed for Chapter 11 bankruptcy protection in September 2022. At March 31, 2023, Regal is obligated to pay us (and with respect to the unconsolidated joint venture, our 50% share of), (i) during the nine months ending December 31, 2023, $1.6 million, including $341,000 of COVID-19 rent deferral repayments, and (ii) from January 1, 2024 through 2035, an aggregate of $21.7 million of base rent (collectively, the “Obligated Amount”). Through March 31, 2023, we collected an aggregate of (i) $808,000 representing 100% of the base rent and deferred rent due through March 2023 and (ii) $67,000 representing 24.9% of the base rent and deferred rents due in September 2022. (Because the collection of amounts owed by Regal is deemed to be less than probable, we have not accrued Regal’s base rent or deferred rent and since October 2020, have been reporting same on a cash basis). We and Regal are discussing significant modifications to the terms of these leases, including the cancellation of deferred rent, the reduction of base rent, the application of payments made subsequent to the bankruptcy filing toward future rent obligations, and shortened lease terms. We anticipate that the amounts we collect will be significantly reduced from the Obligated Amount and there is uncertainty as to whether we will be required to take an impairment with respect to these properties. We can provide no assurance that we will reach an agreement with Regal and that even if an agreement is reached, that it will be approved by any third parties, such as the bankruptcy court, whose approvals are required. If an agreement is not reached or third party approvals not obtained, it will be difficult and costly (due, among other things, to the unique configuration of theater properties) to find a replacement tenant.

Bed Bath and Beyond

On April 23, 2023, Bed Bath & Beyond (“BBBY”) filed for Chapter 11 bankruptcy protection and announcement that it began its efforts to close its retail locations. BBBY leases, through January 2027, a 32,138 square foot property located in Kennesaw, Georgia. As of April 1, 2023, and through the stated expiration of this lease, BBBY is obligated to pay us an aggregate of $2.3 million of base rent.  In 2022, this property accounted for (i) $629,000 of rental income, net and (ii) $218,000, $168,000 and $56,000 of depreciation and amortization expense, interest expense and real estate operating expense, respectively. At March 31, 2023, the mortgage debt and unbilled rent receivable with respect to this property was $4.6 million and $133,000, respectively.

Our cash flow and profitability will be adversely impacted by the anticipated modifications to Regal’s leases or if the issues with respect to the other challenged tenants/properties identified in this Quarterly Report or the Annual Report are not resolved in a satisfactory manner.

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

We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial and retail properties, and to a lesser extent, health and fitness, restaurant, theater, and other properties, many of which are subject to long-term net leases. As of March 31, 2023, we own 119 properties (including three properties owned by consolidated joint ventures and three properties owned by unconsolidated joint ventures) located in 31 states. Based on square footage, our occupancy rate at March 31, 2023 is approximately 97.8%.

We face a variety of risks and challenges in our business, including the possibility we will not be able to: acquire or dispose of properties on acceptable terms, lease our properties on terms favorable to us or at all, collect amounts owed to us by our tenants, renew or re-let, on acceptable terms, leases that are expiring or otherwise terminating.

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

In acquiring and disposing of properties, among other things, we evaluate the terms of the leases, the credit of the existing tenants, the terms and conditions of the related financing arrangement (including any contemplated financing) and engage in a fundamental analysis of the real estate to be bought or sold. This fundamental analysis takes into account, among other things, the estimated value of the property, local demographics and the ability to re-rent or dispose of the property on favorable terms upon lease expiration or early termination. In addition, in evaluating property sales, we take into account, among other things, the property type (i.e., industrial, retail or other), our perception of the property’s long-term prospects (including the likelihood for, and the extent of, any further appreciation or diminution in value), the term remaining on the related lease and mortgage debt, the price and other terms and conditions for the sale of such property and the returns anticipated to be generated from the reinvestment of the net proceeds to us from such property sale.

Our 2023 contractual base rent is approximately $70.7 million and represents, after giving effect to any abatements, concessions, deferrals or adjustments in effect as of March 31, 2023, the base rent payable to us during the year ending December 31, 2023 under leases in effect at March 31, 2023. Excluded from such contractual rental income is an aggregate of $8.4 million comprised of: (i) $2.1 million of base rent and $341,000 of COVID-19 rent deferral repayments due from Regal Cinemas (including our $237,000 share of base rent payable and $40,000 share of COVID-19 rent deferral repayments due from Regal Cinemas at our joint venture property), (ii) $1.4 million representing our share of the base rent payable to our joint ventures (excluding amounts from Regal Cinemas noted above), (iii) subject to the property generating specified levels of positive operating cash flow, $1.3 million of estimated variable lease payments from The Vue, a multi-family complex which ground leases the underlying land from us and as to which there is uncertainty as to when and whether the tenant will resume paying rent, (iv) approximately $1.5 million of straight-line rent and $755,000 of amortization of intangibles, (v) $607,000 of base rent from BBBY which filed for bankruptcy protection and (vi) $366,000 of base rent from Havertys Furniture at our Duluth, Georgia property that we anticipate selling during the second quarter of 2023.

The following table sets forth scheduled expirations of leases for our properties as of March 31, 2023 for the periods indicated below:

		Approximate
		Square		Percentage of
		Footage	2023 Contractual	2023 Contractual
	Number of	Subject to	Rental Income	Rental Income
	Expiring	Expiring	Under Expiring	Represented by
Year of Lease Expiration(1)	Leases	Leases(2)	Leases	Expiring Leases
2023	11	479,748	$3,934,738	5.60
2024	25	871,902	6,216,088	8.80
2025	14	521,249	5,113,146	7.20
2026	17	978,624	5,790,894	8.20
2027	33	2,027,091	12,786,989	18.10
2028	19	1,345,592	7,937,388	11.20
2029	6	1,140,000	5,440,420	7.70
2030	11	480,945	5,054,598	7.10
2031	10	819,287	4,707,672	6.70
2032 and thereafter	29	2,094,280	13,757,171	19.40
	175	10,758,718	$70,739,105	100.0
(1)	Lease expirations assume tenants do not exercise existing renewal or termination options.
(2)	Excludes an aggregate of 99,542 square feet of vacant space.

Property Transaction During the Three Months Ended March 31, 2023

On February 28, 2023, we sold a restaurant property located in Hauppauge, New York for a gross sales price of $4.2 million and recognized a gain of $1.5 million from this sale.  This property contributed (i) $36,000 and $55,000 of rental income, net and (ii) $6,000 and $19,000 of depreciation expense in the three months ended March 31, 2023 and 2022, respectively. We used the $4.1 million of net cash proceeds to pay down our credit facility.

Property Transaction Subsequent to March 31, 2023

During the second quarter of 2023, we anticipate (i) completing the sale of the Havertys Furniture retail property located in Duluth, Georgia for a gross sales price of $6.0 million and (ii) recognizing a gain of $3.1 million from this sale during the three and six months ending June 30, 2023. This property contributed (i) $91,000 and $95,000 of rental income, net, (ii) $23,000 and $23,000 of depreciation and amortization expense and (iii) $0 and $16,000 of mortgage interest expense in the three months ended March 31, 2023 and 2022, respectively. We intend to use the net cash proceeds of approximately $5.9 million to pay down our credit facility.

Results of Operations

Total revenues

The following table compares total revenues for the periods indicated:

	Three Months Ended
	March 31,		Increase
(Dollars in thousands)	2023	2022	(Decrease)	% Change
Rental income, net	$22,952	$21,531	$1,421	6.6
Lease termination fees	—	25	(25)	(100.0)
Total revenues	$22,952	$21,556	$1,396	6.5

Rental income, net.

The following table details the components of rental income, net, for the periods indicated:

	Three Months Ended
	March 31,		Increase
(Dollars in thousands)	2023	2022	(Decrease)	% Change
Acquisitions (1)	$1,198	$128	$1,070	835.9
Dispositions (2)	35	516	(481)	(93.2)
Same store (3)	21,719	20,887	832	4.0
Rental income, net	$22,952	$21,531	$1,421	6.6
(1)	Represents rental income from properties acquired since January 1, 2022.
(2)	Represents rental income from properties sold since January 1, 2022.
(3)	Represents rental income from 110 properties that were owned for the entirety of the periods presented.

Changes due to acquisitions and dispositions

The three months ended March 31, 2023 reflects an increase of $1.1 million generated by six properties acquired in 2022. Offsetting the increase is a decrease due to the inclusion, in the corresponding 2022 period, of rental income of $481,000 from properties sold during 2022 and 2023 (i.e., $461,000 from seven properties sold in 2022).

Changes at same store properties

The increase is due primarily to an aggregate of (i) $439,000 of rental income due to lease amendments and extensions at several properties, including $264,000 at our Fort Mill, South Carolina property, (ii) $244,000 of rental income from new tenants, including $146,000 from Lion Brewery at our Pittston, Pennsylvania property, and (iii) $114,000 in tenant reimbursements.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended
	March 31,		Increase
(Dollars in thousands)	2023	2022	(Decrease)	% Change
Operating expenses:
Depreciation and amortization	$6,145	$5,843	$302	5.2
General and administrative	4,039	3,792	247	6.5
Real estate expenses	4,124	3,687	437	11.9
State taxes	68	74	(6)	(8.1)
Total operating expenses	$14,376	$13,396	$980	7.3

Depreciation and amortization. The increase is due primarily to (i) $460,000 from properties acquired in 2022 and (ii) $105,000 from improvements at several properties. The increase was offset by a decrease of (i) $233,000 related to improvements and tenant origination costs at several properties that prior to March 31, 2023 were fully amortized and (ii) $88,000 of such expense from the properties sold since January 1, 2022.

General and administrative. The increase is primarily due to increases of (i) $114,000 of compensation expense due to higher levels of compensation, and to a lesser extent, additional employees and (ii) $89,000 in professional fees related to various matters.

Real estate expenses. The increase is primarily due to (i) $280,000 in these expenses from properties acquired in 2022 and (ii) $279,000 in these expenses for several properties, none of which were individually significant (including a $138,000 increase in real estate tax expense, an $80,000 increase in real estate operating expenses and a $61,000 increase in insurance expense). The increase was offset by $122,000 related to properties sold in 2022.

A substantial portion of real estate expenses are rebilled to tenants and are included in Rental income, net, on the consolidated statements of income.

Gain on sale of real estate, net.

The following table compares gain on sale of real estate, net for the periods indicated:

	Three Months Ended
	March 31,		Increase
(Dollars in thousands)	2023	2022	(Decrease)	% Change
Gain on sale of real estate, net	$1,534	$4,649	$(3,115)	(67.0)

The $1.5 million gain in the 2023 period was realized from the sale of our Hauppauge, NY restaurant property. The $4.6 million gain in the 2022 period was realized from the sale of four Wendy’s restaurant properties in Pennsylvania.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
(Dollars in thousands)	2023	2022	(Decrease)	Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$85	$116	$(31)	26.7
Other income	15	926	(911)	(98.4)
Interest:
Expense	(4,600)	(4,306)	294	6.8
Amortization of deferred financing costs	(202)	(205)	(3)	(1.5)

Other income. The three months ended March 31, 2022 includes $918,000 representing the final property insurance recovery related to our Lake Charles, Louisiana property damaged in an August 2020 hurricane.

Interest expense. The following table compares interest expense for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
(Dollars in thousands)	2023	2022	(Decrease)	Change
Interest expense:
Mortgage interest	$4,240	$4,184	$56	1.3
Credit line interest	360	122	238	195.1
Total	$4,600	$4,306	$294	6.8

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
(Dollars in thousands)	2023	2022	(Decrease)	Change
Weighted average interest rate	4.11%	4.17%	(0.06)%	(1.4)
Weighted average principal amount	$410,021	$401,633	$8,388	2.1

The increase in mortgage interest in the three months ended March 31, 2023 is due primarily to the increase in the average principal amount of mortgage debt outstanding which resulted from financings effectuated in connection with refinancings and acquisitions. The increase was offset by mortgages payoffs (generally in connection with current maturity dates) and scheduled amortization payments.

Credit line interest

The following table reflects the weighted average interest rate on the weighted average principal amount of outstanding credit line debt for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
(Dollars in thousands)	2023	2022	(Decrease)	Change
Weighted average interest rate	6.23%	1.89%	4.34%	229.6
Weighted average principal amount	$20,184	$14,408	$5,776	40.1

The increase in credit line interest in the three months ended March 31, 2023 is due to the increase in the weighted average interest rate, and to a lesser extent, an increase of $5.8 million in the weighted average balance outstanding.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales. Our available liquidity at May 1, 2023, was $87.9 million, including $7.9 million of cash and cash equivalents (including the credit facility’s required minimum $3.0 million average deposit maintenance balance) and $80.0 million available under our credit facility. At May 1, 2023, the facility is available for the acquisition of commercial real estate, repayment of mortgage debt, and up to $31.5 million for renovation and operating expense purposes.

Liquidity and Financing

We expect to meet our short term (i.e., one year or less) and long term (i) operating cash requirements, including debt service, anticipated dividend payments and repurchases, if any, of our common stock (we are authorized to repurchase up to $7.5 million of common stock) principally from cash flow from operations, our available cash and cash equivalents, proceeds from and, to the extent permitted and needed, our credit facility and (ii) investing and financing cash requirements (including an estimated aggregate of $2.7 million of capital and other expenditures) from the foregoing, as well as property financings and refinancings, property sales and sales of our common stock.

At March 31, 2023, excluding the mortgage debt of our unconsolidated joint venture, we had 67 outstanding mortgages payable secured by 68 properties in the aggregate principal amount of $410.9 million (before netting unamortized deferred financing costs of $3.3 million and mortgage intangible of $635,000). These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $654.9 million, before accumulated depreciation of $116.2 million. After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.02% to 5.50% (a 4.12% weighted average interest rate) and mature between 2023 and 2047 (a 6.2 year weighted average remaining term to maturity).

The following table sets forth, as of March 31, 2023, information with respect to our mortgage debt that is payable during the nine months ending December 31, 2023 and for each of the subsequent twelve months through December 31, 2026 (excludes our unconsolidated joint venture’s $21.2 million mortgage debt bearing an interest rate of 4.0% and maturing in 2025):

(Dollars in thousands)	2023	2024		2025	2026	Total
Amortization payments	$9,211	$11,388		$10,085	$9,965	$40,649
Principal due at maturity	12,973	50,695	(1)	32,063	19,179	114,910
Total	$22,184	$62,083		$42,148	$29,144	$155,559

(1)

(1)

Approximately $23.7 million (bearing a weighted average interest rate of 4.7%) of such debt matures in the quarter ending March 31, 2024. We anticipate refinancing a substantial portion of such debt although we can provide no assurance that we will be able to do so on terms as favorable as those currently in effect or at all.

We intend to make debt amortization payments from operating cash flow and, though no assurance can be given that we will be successful in this regard, generally intend to refinance, extend or payoff the mortgage loans which mature in 2023 through 2026. We intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash, proceeds from the sale of our common stock and our credit facility (to the extent available).

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

Credit Facility

Our credit facility provides that subject to borrowing base requirements, we can borrow up to $100.0 million for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $40.0 million and 40% of the borrowing base. The facility matures December 31, 2026 and bears interest equal to 30-day SOFR plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 275 basis points if such ratio is greater than 60%. The applicable margin was 175 basis points for the three months ended March 31, 2023 and 2022. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. The interest rate on the facility was 6.47% and 6.58% at March 31, 2023 and April 30, 2023, respectively.

The terms of our credit facility include certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At March 31, 2023, we were in compliance with the covenants under this facility.

Other Financing Sources and Arrangements

We own a land parcel located in Beachwood, Ohio which is improved by a multi-family complex (i.e., The Vue Apartments) that we ground lease to the owner/operator of such complex. This ground lease did not generate any rental income during the three months ended March 31, 2023 and 2022. At March 31, 2023, the carrying value of the land on our balance sheet was approximately $16.8 million; our leasehold position is subordinate to $64.5 million of mortgage debt incurred by our tenant, the owner/operator of the multi-family complex. In addition, we have agreed, in our discretion, to fund certain capital expenditures and operating cash flow shortfalls at this property. We do not believe that this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions, except to the extent we determine to continue to fund the capital expenditures required by, and the operating cash flow shortfalls at, this property. See Note 5 to our consolidated financial statements for additional information regarding this arrangement.

Application of Critical Accounting Estimates

A complete discussion of our critical accounting estimates is included in our Form 10-K for the year ended December 31, 2022. There have been no significant changes in such estimates since December 31, 2022.

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

We compute adjusted funds from operations, or AFFO, by adjusting from FFO for straight-line rent accruals and amortization of lease intangibles, deducting from income additional rent from ground lease tenant, income on settlement of litigation, income on insurance recoveries from casualties, lease termination and assignment fees, and adding back amortization of restricted stock and restricted stock unit compensation expense, amortization of costs in connection with our financing activities (including our share of our unconsolidated joint ventures), debt prepayment costs and amortization of lease incentives and mortgage intangible assets. Since the NAREIT White Paper does not provide guidelines for computing AFFO, the computation of AFFO varies from one REIT to another.

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

The tables below provides a reconciliation of net income and net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2023	2022
GAAP net income attributable to One Liberty Properties, Inc.	$5,386	$9,323
Add: depreciation and amortization of properties	5,969	5,725
Add: our share of depreciation and amortization of unconsolidated joint ventures	130	130
Add: amortization of deferred leasing costs	176	118
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	4	5
Deduct: gain on sale of real estate, net	(1,534)	(4,649)
Adjustments for non-controlling interests	(18)	(17)
NAREIT funds from operations applicable to common stock	10,113	10,635
Deduct: straight-line rent accruals and amortization of lease intangibles	(893)	(567)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(5)	(8)
Deduct: income on insurance recovery from casualty loss	—	(918)
Deduct: lease termination fee income	—	(25)
Add: amortization of restricted stock and RSU compensation	1,328	1,325
Add: amortization of deferred financing costs	202	205
Add: amortization of lease incentives	31	—
Add: amortization of mortgage intangible asset	23	—
Add: our share of amortization of deferred financing costs of unconsolidated joint venture	4	4
Adjustments for non-controlling interests	—	3
Adjusted funds from operations applicable to common stock	$10,803	$10,654

	Three Months Ended
	March 31,
	2023	2022
GAAP net income attributable to One Liberty Properties, Inc.	$.25	$.44
Add: depreciation and amortization of properties	.27	.26
Add: our share of depreciation and amortization of unconsolidated joint ventures	.01	.01
Add: amortization of deferred leasing costs	.01	.01
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—
Deduct: gain on sale of real estate, net	(.07)	(.22)
Adjustments for non-controlling interests	—	—
NAREIT funds from operations per share of common stock (a)	.47	.50
Deduct: straight-line rent accruals and amortization of lease intangibles	(.04)	(.03)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—
Deduct: income on insurance recovery from casualty loss	—	(.04)
Deduct: lease termination fee income	—	—
Add: amortization of restricted stock and RSU compensation	.06	.06
Add: amortization of deferred financing costs	.01	.01
Add: amortization of lease incentives	—	—
Add: amortization of mortgage intangible asset	—	—
Add: our share of amortization of deferred financing costs of unconsolidated joint venture	—	—
Adjustments for non-controlling interests	—	—
Adjusted funds from operations per share of common stock (a)	$.50	$.50
(a)	The weighted average number of diluted common shares used to compute FFO and AFFO applicable to common stock includes unvested restricted shares that are excluded from the computation of diluted EPS.

Three Months Ended March 31, 2023 and 2022

The $522,000, or 4.9%, decrease in FFO for the three months ended March 31, 2023 from the corresponding 2022 period is due primarily to:

●	a $918,000 decrease in other income from an insurance recovery,
●	a $437,000 increase in real estate operating expenses,
●	a $294,000 increase in interest expense, and
●	a $247,000 increase in general and administrative expense.

Offsetting the decrease is a $1.4 million net increase in rental income, including $292,000 from straight-line rent accruals.

See “—Results of Operations” for further information regarding these changes.

The $149,000, or 1.4%, increase in AFFO is due to the factors impacting FFO as described above other than the $918,000 in other income from an insurance recovery and a $292,000 increase in rental income related to straight-line rent accruals.

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

We use interest rate swaps to limit interest rate risk on variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes. At March 31, 2023, we had no liability in the event of the early termination of our swaps.

At March 31, 2023, we had 17 interest rate swap agreements outstanding. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of March 31, 2023, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and the net unrealized gain on derivative instruments would have increased by $606,000. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and the net unrealized gain on derivative instruments would have decreased by $621,000. These changes would not have any impact on our net income or cash.

Our variable mortgage debt, after giving effect to the interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the interest expense we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes. Based on the $11.5 million outstanding balance under this facility at March 31, 2023, a 100 basis point increase of the interest rate would increase our related interest costs over the next twelve months by approximately $115,000 and a 100 basis point decrease of the interest rate would decrease our related interest costs over the next twelve months by approximately $115,000.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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
101

The following financial statements and notes from the One Liberty Properties, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 filed on May 5, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

ONE LIBERTY PROPERTIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: May 5, 2023	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: May 5, 2023	/s/ David W. Kalish
David W. Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)