Form 10-Q
period 2023-06-30
ONE LIBERTY PROPERTIES INC
filed 2023-08-04
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

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

As of July 31, 2023, the registrant had 21,309,028 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	June 30,	December 31,
	2023	2022
ASSETS	(Unaudited)
Real estate investments, at cost
Land	$180,800	$181,805
Buildings and improvements	694,591	697,791
Total real estate investments, at cost	875,391	879,596
Less accumulated depreciation	179,906	173,143
Real estate investments, net	695,485	706,453

Investment in unconsolidated joint ventures	10,521	10,400
Cash and cash equivalents	8,079	6,718
Unbilled rent receivable	17,060	16,079
Unamortized intangible lease assets, net	17,298	19,841
Escrow, deposits and other assets and receivables	20,938	23,764
Total assets(1)	$769,381	$783,255
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net (see Note 8)	$415,695	$405,162
Line of credit, net of $640 and $732 of deferred financing costs, respectively	1,860	21,068
Dividends payable	9,891	9,693
Accrued expenses and other liabilities	18,458	19,270
Unamortized intangible lease liabilities, net	10,522	11,125
Total liabilities(1)	456,426	466,318

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 50,000 shares authorized; 20,540 and 20,362 shares issued and outstanding	20,540	20,362
Paid-in capital	329,326	325,895
Accumulated other comprehensive income	1,543	1,810
Distributions in excess of net income	(39,451)	(32,102)
Total One Liberty Properties, Inc. stockholders’ equity	311,958	315,965
Non-controlling interests in consolidated joint ventures(1)	997	972
Total equity	312,955	316,937
Total liabilities and equity	$769,381	$783,255
(1)	The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 6. The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $10,365 and $10,365 of land, $17,880 and $17,870 of building and improvements, net of $6,046 and $5,670 of accumulated depreciation, $3,262 and $3,518 of other assets included in other line items, $18,141 and $18,500 of real estate debt, net, $1,027 and $1,135 of other liabilities included in other line items and $997 and $972 of non-controlling interests as of June 30, 2023 and December 31, 2022, respectively.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Rental income, net	$22,407	$21,472	$45,359	$43,003
Lease termination fee	—	—	—	25
Total revenues	22,407	21,472	45,359	43,028

Operating expenses:
Depreciation and amortization	6,114	5,905	12,259	11,748
General and administrative (see Note 9 for related party information)	4,165	3,973	8,204	7,765
Real estate expenses (see Note 9 for related party information)	3,954	3,549	8,078	7,236
State taxes	88	77	156	151
Total operating expenses	14,321	13,504	28,697	26,900

Other operating income
Gain on sale of real estate, net	3,180	8,050	4,714	12,699
Operating income	11,266	16,018	21,376	28,827

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	60	112	145	228
Income on settlement of litigation (see Note 13)	—	5,388	—	5,388
Other income (see Note 13)	28	54	43	980
Interest:
Expense	(4,610)	(4,353)	(9,210)	(8,659)
Amortization and write-off of deferred financing costs	(205)	(434)	(407)	(639)

Net income	6,539	16,785	11,947	26,125
Net income attributable to non-controlling interests	(20)	(18)	(42)	(35)
Net income attributable to One Liberty Properties, Inc.	$6,519	$16,767	$11,905	$26,090

Weighted average number of common shares outstanding:
Basic	20,571	20,364	20,544	20,372
Diluted	20,642	20,480	20,612	20,485

Per common share attributable to common stockholders:
Basic	$.30	$.80	$.55	$1.24
Diluted	$.30	$.79	$.55	$1.23

Cash distributions per share of common stock	$.45	$.45	$.90	$.90

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$6,539	$16,785	$11,947	$26,125

Other comprehensive income
Net unrealized gain (loss) on derivative instruments	141	665	(268)	2,440
Comprehensive income	6,680	17,450	11,679	28,565

Net income attributable to non-controlling interests	(20)	(18)	(42)	(35)
Adjustment for derivative instruments attributable to non-controlling interests	1	—	1	(2)
Comprehensive income attributable to One Liberty Properties, Inc.	$6,661	$17,432	$11,638	$28,528

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

			Accumulated	Accumulated	Non-Controlling
			Other	Distributions	Interests in
	Common	Paid-in	Comprehensive	in Excess of	Consolidated
	Stock	Capital	Income (loss)	Net Income	Joint Ventures	Total
Balances, December 31, 2022	$20,362	$325,895	$1,810	$(32,102)	$972	$316,937
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,628)	—	(9,628)
Restricted stock vesting	135	(135)	—	—	—	—
Shares issued through dividend reinvestment plan	49	1,025	—	—	—	1,074
Distributions to non-controlling interests	—	—	—	—	(9)	(9)
Compensation expense – restricted stock and RSUs	—	1,328	—	—	—	1,328
Net income	—	—	—	5,386	22	5,408
Other comprehensive (loss)	—	—	(409)	—	—	(409)
Balances, March 31, 2023	20,546	328,113	1,401	(36,344)	985	314,701
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,626)	—	(9,626)
Restricted stock vesting	17	(17)	—	—	—	—
Repurchases of common stock – net	(73)	(1,382)	—	—	—	(1,455)
Shares issued through dividend reinvestment plan	50	1,048	—	—	—	1,098
Distributions to non-controlling interests	—	—	—	—	(7)	(7)
Compensation expense – restricted stock and RSUs	—	1,564	—	—	—	1,564
Net income	—	—	—	6,519	20	6,539
Other comprehensive income (loss)	—	—	142	—	(1)	141
Balances, June 30, 2023	$20,540	$329,326	$1,543	$(39,451)	$997	$312,955

Balances, December 31, 2021	$20,239	$322,793	$(1,513)	$(36,187)	$946	$306,278
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,559)	—	(9,559)
Restricted stock vesting	131	(131)	—	—	—	—
Shares issued through equity offering program – net	17	546	—	—	—	563
Shares issued through dividend reinvestment plan	5	156	—	—	—	161
Distributions to non-controlling interests	—	—	—	—	(33)	(33)
Compensation expense – restricted stock and RSUs	—	1,325	—	—	—	1,325
Net income	—	—	—	9,323	17	9,340
Other comprehensive income	—	—	1,773	—	2	1,775
Balances, March 31, 2022	20,392	324,689	260	(36,423)	932	309,850
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,494)	—	(9,494)
Restricted stock vesting	16	(16)	—	—	—	—
Repurchases of common stock – net	(133)	(3,285)	—	—	—	(3,418)
Shares issued through dividend reinvestment plan	6	157	—	—	—	163
Distributions to non-controlling interests	—	—	—	—	(8)	(8)
Compensation expense – restricted stock and RSUs	—	1,559	—	—	—	1,559
Net income	—	—	—	16,767	18	16,785
Other comprehensive income	—	—	665	—	—	665
Balances, June 30, 2022	$20,281	$323,104	$925	$(29,150)	$942	$316,102

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued on Next Page)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$11,947	$26,125
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(4,714)	(12,699)
Increase in net amortization of unbilled rental income	(1,199)	(1,087)
Write-off of unbilled rent receivable	133	—
Amortization and write-off of intangibles relating to leases, net	(454)	(396)
Amortization of restricted stock and RSU compensation expense	2,892	2,884
Equity in earnings of unconsolidated joint ventures	(145)	(228)
Distributions of earnings from unconsolidated joint venture	23	—
Depreciation and amortization	12,259	11,748
Amortization and write-off of deferred financing costs	407	639
Payment of leasing commissions	(179)	(1,030)
Decrease (increase) in escrow, deposits, other assets and receivables	5,015	(1,411)
Decrease in accrued expenses and other liabilities	(1,055)	(756)
Net cash provided by operating activities	24,930	23,789

Cash flows from investing activities:
Purchase of real estate	—	(39,888)
Improvements to real estate	(2,863)	(2,423)
Investments in ground leased property	(668)	(343)
Net proceeds from sale of real estate	10,069	22,424
Insurance recovery proceeds due to casualty loss	—	918
Net cash provided by (used in) investing activities	6,538	(19,312)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(6,174)	(6,613)
Repayment of mortgages payable	(6,735)	(33,571)
Proceeds from mortgage financings	23,450	43,339
Proceeds from bank line of credit	16,900	39,500
Repayments on bank line of credit	(36,200)	(23,700)
Issuance of shares through dividend reinvestment plan	2,172	324
Proceeds from sale of common stock, net	—	563
Repurchases of common stock, net	(1,455)	(3,418)
Payment of financing costs	(370)	(554)
Distributions to non-controlling interests	(16)	(41)
Cash distributions to common stockholders	(19,056)	(18,926)
Net cash used in financing activities	(27,484)	(3,097)

Net increase in cash, cash equivalents and restricted cash	3,984	1,380
Cash, cash equivalents and restricted cash at beginning of year	7,277	16,666
Cash, cash equivalents and restricted cash at end of period	$11,261	$18,046

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$9,258	$8,673
Supplemental disclosure of non-cash investing activity:
Purchase accounting allocation - intangible lease assets	$—	$2,816
Purchase accounting allocation - intangible lease liabilities	—	(1,152)

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30,
	2023	2022
Cash and cash equivalents	$8,079	$17,624
Restricted cash included in escrow, deposits and other assets and receivables	3,182	422
Total cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$11,261	$18,046

Restricted cash included in escrow, deposits and other assets and receivables represents amounts related to real estate tax and other reserve escrows required to be held by lenders in accordance with the Company’s mortgage agreements. The restriction on these escrow reserves will lapse when the related mortgage is repaid or when the related reserve conditions are satisfied.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2023

NOTE 1 – ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial and retail properties, many of which are subject to long-term net leases. As of June 30, 2023, OLP owns 118 properties, including three properties owned by consolidated joint ventures and three properties owned by unconsolidated joint ventures. The 118 properties are located in 31 states.

NOTE 2 – SUMMARY ACCOUNTING POLICIES

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

JUNE 30, 2023 (CONTINUED)

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

JUNE 30, 2023 (CONTINUED)

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

The components of lease revenues are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Fixed lease revenues	$18,929	$18,405	$38,287	$36,746
Variable lease revenues	3,248	2,860	6,618	5,861
Lease revenues (a)	$22,177	$21,265	$44,905	$42,607
(a)	Excludes $230 and $454 of amortization related to lease intangible assets and liabilities for the three and six months ended June 30, 2023, respectively, and $207 and $396 for the three and six months ended June 30, 2022, respectively.

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

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due by reviewing the tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. As of June 30, 2023, the Company has assessed the collectability of all recorded lease revenues as probable.

During the three and six months ended June 30, 2023, the Company wrote-off, as a reduction to rental income, net, $133,000 of unbilled rent receivable related to its tenant, Bed Bath & Beyond at its Kennesaw, Georgia property, as the tenant filed for Chapter 11 bankruptcy protection and rejected its lease in April 2023.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2023 (CONTINUED)

NOTE 3 – LEASES (CONTINUED)

Minimum Future Rents

As of June 30, 2023, the minimum future contractual rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual rents include $8,248,000 of rent related to Regal Cinemas (based on modified leases that became effective July 31, 2023) and does not include (i) straight-line rent or amortization of lease intangibles or incentives and (ii) variable lease payments as described above.

From July 1 – December 31, 2023	$36,149
For the year ending December 31,
2024	67,157
2025	63,027
2026	58,967
2027	50,584
2028	40,517
Thereafter	129,304
Total	$445,705

Lessee Accounting

Ground Lease

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The ground lease expires March 3, 2025 and provides for up to four, 5-year renewal options and one seven-month renewal option. As of June 30, 2023, the remaining lease term, including renewal options deemed exercised, is 11.7 years. The Company recognized lease expense related to this ground lease of $150,000 and $300,000 for both the three and six months ended June 30, 2023 and 2022, respectively, which is included in Real estate expenses on the consolidated statements of income.

Office Lease

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides for a five-year renewal option. As of June 30, 2023, the remaining lease term, including the renewal option deemed exercised, is 13.5 years. The Company recognized lease expense related to this office lease of $14,000 and $28,000 for both the three and six months ended June 30, 2023 and 2022, respectively, which is included in General and administrative expenses on the consolidated statements of income.

Minimum Future Lease Payments

As of June 30, 2023, the minimum future lease payments related to these operating leases are as follows (amounts in thousands):

From July 1 – December 31, 2023	$254
For the year ending December 31,
2024	557
2025	626
2026	627
2027	629
2028	630
Thereafter	4,960
Total undiscounted cash flows	$8,283
Present value discount	(1,508)
Lease liability	$6,775

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2023 (CONTINUED)

NOTE 4 – REAL ESTATE ACQUISITIONS

Acquisitions

The following table details the Company’s real estate acquisitions during 2022 (amounts in thousands). There were no acquisitions during the six months ended June 30, 2023.

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

Acquisition Subsequent to June 30, 2023

On July 13, 2023, the Company acquired for $13,400,000 an industrial property located in Blythewood, South Carolina, and leased by two tenants. In connection with the acquisition, the Company assumed a $4,280,000 mortgage with an interest rate of 4.60% and which matures in June 2029.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2023 (CONTINUED)

NOTE 5 – SALES OF PROPERTIES

The following table details the Company’s sales of real estate during the six months ended June 30, 2023 and 2022 (amounts in thousands):

		Gross	Gain on Sale of
Description of Property	Date Sold	Sales Price	Real Estate, Net
TGI Fridays restaurant
Hauppauge, New York	February 28, 2023	$4,200	$1,534
Havertys retail property
Duluth, Georgia	May 31, 2023	6,000	3,180
TOTAL - Six months ended June 30, 2023		$10,200	$4,714	(a)

Wendy's restaurants - 4 properties
Various cities, Pennsylvania	March 22, 2022	$10,000	$4,649
Orlando Baking industrial property
Columbus, Ohio	May 2, 2022	8,500	6,925
Havertys retail property
Fayetteville, Georgia (b)	June 17, 2022	4,800	1,125
TOTAL - Six months ended June 30, 2022		$23,300	$12,699	(c)
(a)	As a result of these sales, the Company wrote-off, as a net reduction to Gain on sale of real estate, net, an aggregate of $190 of other assets and receivables and $32 of unearned rental income.
(b)	In connection with this sale, the Company paid off the $1,563 mortgage.
(c)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $519 of unbilled rent receivable and $4 of net unamortized intangible lease liabilities and assets.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2023 (CONTINUED)

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

As of June 30, 2023, the VIE’s maximum exposure to loss was $17,012,000 which represented the carrying amount of the land. In purchasing the property in 2016, the owner/operator obtained a mortgage for $67,444,000 from a third party which, together with the Company’s purchase of the land, provided substantially all of the funds to acquire the multi-family property. The Company provided its land as collateral for the owner/operator’s mortgage loan; accordingly, the land position is subordinated to the mortgage. The mortgage balance was $64,195,000 as of June 30, 2023.

Pursuant to the ground lease, as amended in November 2020, the Company agreed, in its discretion, to fund 78% of (i) any operating expense shortfalls at the property and (ii) any capital expenditures required at the property. The Company funded $697,000 during the year ended December 31, 2022 and $221,000 and $668,000 during the three and six months ended June 30, 2023, respectively. These amounts are included as part of the carrying amount of the land.

The Company’s ground lease tenant was a plaintiff/claimant in various legal proceedings (the “Proceedings”) against, among others, the developer of such apartment complex alleging, among other things, that the buildings’ construction was flawed. The Proceedings were settled in the quarter ended December 31, 2022 and although the Company was not a party to the Proceedings, pursuant to the lease with the tenant, the Company received, $4,642,000 from the settlement. At December 31, 2022, $4,626,000 of such sum was accrued as rental income, net on the consolidated statement of income and as other receivables on the consolidated balance sheet.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2023 (CONTINUED)

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

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	June 30,	December 31,
	2023	2022
Land	$10,365	$10,365
Buildings and improvements, net of accumulated depreciation of $6,046 and $5,670, respectively	17,880	17,870
Cash	803	1,163
Unbilled rent receivable	1,082	1,111
Unamortized intangible lease assets, net	434	472
Escrow, deposits and other assets and receivables	943	772
Mortgages payable, net of unamortized deferred financing costs of $131 and $152, respectively	18,141	18,500
Accrued expenses and other liabilities	628	711
Unamortized intangible lease liabilities, net	399	424
Accumulated other comprehensive income	15	22
Non-controlling interests in consolidated joint ventures	997	972

As of June 30, 2023 and December 31, 2022, MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in two consolidated joint ventures in which the Company has aggregate equity investments of approximately $4,501,000 and $4,563,000, respectively.

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and, in the event of a sale of, or refinancing of the mortgage encumbering, the property owned by such venture, the distributions to the Company may be less than that implied by the Company’s equity ownership interest in the venture.

NOTE 7 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of June 30, 2023 and December 31, 2022, the Company participated in three unconsolidated joint ventures, each of which owns and operates one property; the Company’s equity investment in these ventures totaled $10,521,000 and $10,400,000, respectively. The Company recorded equity in earnings of $60,000 and $145,000 for the three and six months ended June 30, 2023, respectively, and $112,000 and $228,000 for the three and six months ended June 30, 2022, respectively.

As of June 30, 2023 and December 31, 2022, MCB and the Company are partners in an unconsolidated joint venture in which the Company’s equity investment is approximately $9,019,000 and $8,963,000, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2023 (CONTINUED)

NOTE 8 – DEBT OBLIGATIONS

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	June 30,	December 31,
	2023	2022
Mortgages payable, gross	$419,716	$409,175
Unamortized deferred financing costs	(3,409)	(3,355)
Unamortized mortgage intangible asset (a)	(612)	(658)
Mortgages payable, net	$415,695	$405,162
(a)	In connection with the assumption of a below-market mortgage upon the acquisition of the Northwood, Ohio properties in 2022 (see Note 4).

The following table sets forth, as of June 30, 2023, scheduled principal repayments with respect to the Company’s mortgage debt during the six months ending December 31, 2023 and for each of the subsequent twelve months through maturity (amounts in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Amortization payments	$6,216	$11,642	$10,355	$10,249	$9,138	$41,699	$89,299
Principal due at maturity	6,238	50,695	32,063	19,179	38,525	183,717	330,417
Total	$12,454	$62,337	$42,418	$29,428	$47,663	$225,416	$419,716

Line of Credit

The Company’s credit facility with Manufacturers and Traders Trust Company and VNB New York, LLC, provides that it may borrow up to $100,000,000, subject to borrowing base requirements. The facility is available for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $40,000,000 and 40% of the borrowing base. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under the credit facility. The facility is guaranteed by subsidiaries of the Company that own unencumbered properties and the Company is required to pledge to the lenders the equity interests in such subsidiaries.

The facility, which matures December 31, 2026, provides for an interest rate equal to 30-day SOFR plus an applicable margin ranging from 175 basis points to 275 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility. The applicable margin was 175 basis points at June 30, 2023 and 2022. An unused facility fee of .25% per annum applies to the facility. The weighted average interest rate on the facility was approximately 6.44% and 2.31% for the six months ended June 30, 2023 and 2022, respectively. The Company was in compliance with all covenants at June 30, 2023.

The following table details the Line of credit, net, balances per the consolidated balance sheets (amounts in thousands):

	June 30,	December 31,
	2023	2022
Line of credit, gross	$2,500	$21,800
Unamortized deferred financing costs	(640)	(732)
Line of credit, net	$1,860	$21,068

At June 30, 2023 and August 1, 2023, $97,500,000 and $83,500,000, respectively, was available to be borrowed under the facility, including an aggregate of up to $40,000,000 and $32,000,000, respectively, available for renovation and operating expense purposes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2023 (CONTINUED)

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

In consideration for the Services, the Company paid Majestic $810,000 and $1,689,000 for the three and six months ended June 30, 2023, respectively, and $760,000 and $1,526,000 for the three and six months ended June 30, 2022, respectively. Included in these amounts are fees for property management services of $358,000 and $786,000 for the three and six months ended June 30, 2023, respectively, and $329,000 and $666,000 for the three and six months ended June 30, 2022, respectively. The amounts paid for property management services are based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic with respect to properties managed by third parties. The Company also paid Majestic, pursuant to the compensation and services agreement, $79,000 and $159,000 for the three and six months ended June 30, 2023 and 2022, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies.

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and restricted stock units (“RSUs”) under the Company’s stock incentive plans (described in Note 11). The related expense charged to the Company’s operations was $643,000 and $1,284,000 for the three and six months ended June 30, 2023, respectively, and $643,000 and $1,287,000 for the three and six months ended June 30, 2022, respectively.

The amounts paid under the compensation and services agreement (except for the property management services which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income.

Joint Venture Partners and Affiliates

The Company paid an aggregate of $24,000 and $46,000 for the three and six months ended June 30, 2023, respectively, and $20,000 and $42,000 for the three and six months ended June 30, 2022, respectively, to its consolidated joint venture partner or their affiliates (none of whom are officers, directors, or employees of the Company) for property management services, which are included in Real estate expenses on the consolidated statements of income.

The Company’s unconsolidated joint ventures paid management fees of $31,000 and $57,000 for the three and six months ended June 30, 2023, respectively, and $34,000 and $70,000 for the three and six months ended June 30, 2022, respectively, to the other partner of the ventures, which reduced Equity in earnings on the consolidated statements of income by $15,000 and $29,000 for the three and six months ended June 30, 2023, respectively, and $17,000 and $35,000 for the three and six months ended June 30, 2022, respectively.

Other

During 2023 and 2022, the Company paid quarterly fees of (i) $78,250 to the Company’s chairman and (ii) $31,300 to the Company’s vice-chairman. These fees are included in General and administrative expenses on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party, and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties. Included in Real estate expenses on the consolidated statements of income is insurance expense of $102,000 and $250,000 for the three and six months ended June 30, 2023, respectively, and $267,000 and $606,000 for the three and six months ended June 30, 2022, respectively, of amounts reimbursed to Gould Investors in prior periods.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2023 (CONTINUED)

NOTE 10 – EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing net income allocable to common stockholders for each period by the weighted average number of shares of common stock outstanding during the applicable period. Net income is also allocated to the unvested restricted stock outstanding during each period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of June 30, 2023, the shares of common stock underlying the RSUs (see Note 11) are excluded from the basic earnings per share calculation, as these units are not participating securities until they vest and are issued.

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

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator for basic and diluted earnings per share:
Net income	$6,539	$16,785	$11,947	$26,125
Deduct net income attributable to non-controlling interests	(20)	(18)	(42)	(35)
Deduct earnings allocated to unvested restricted stock (a)	(320)	(570)	(649)	(891)
Net income available for common stockholders: basic and diluted	$6,199	$16,197	$11,256	$25,199
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	20,571	20,364	20,544	20,372
Effect of dilutive securities: RSUs	71	116	68	113
Denominator for diluted earnings per share:
Weighted average number of shares	20,642	20,480	20,612	20,485

Earnings per common share, basic	$.30	$.80	$.55	$1.24
Earnings per common share, diluted	$.30	$.79	$.55	$1.23
(a)	Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2023 (CONTINUED)

NOTE 10 – EARNINGS PER COMMON SHARE (CONTINUED)

The following table identifies the number of shares of common stock underlying the RSUs that are included in the calculation, on a diluted basis, of the weighted average number of shares of common stock for such periods:

Three and Six Months Ended June 30, 2023:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
July 1, 2022 (c)	85,350	42,675	—	42,675	42,675
August 3, 2021 (c)	80,700	40,350	—	40,350	40,350
August 3, 2020 (d)	75,026	37,494	37,494	74,988	38
Totals	241,076	120,519	37,494	158,013	83,063

Three and Six Months Ended June 30, 2022:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
August 3, 2021 (c)	80,700	40,350	—	40,350	40,350
August 3, 2020 (d)	75,026	37,513	37,513	75,026	—
July 1, 2019 (e)	75,026	37,513	26,975	64,488	10,538
Totals	230,752	115,376	64,488	179,864	50,888
(a)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is June 30 of the applicable period.
(b)	Excluded as the applicable conditions had not been met for these shares at the applicable measurement dates.
(c)	The RSUs awarded in 2022 and 2021 vest, subject to satisfaction of the applicable market and/or performance conditions, as of June 30, 2025 and 2024, respectively (see Note 11).
(d)	With respect to the RSUs awarded August 3, 2020, 74,988 shares were deemed to have vested and the balance of 38 shares were forfeited as of June 30, 2023. The 74,988 vested shares were issued in August 2023 (see Note 11).
(e)	With respect to the RSUs awarded July 1, 2019, 64,488 shares were deemed to have vested and the balance of 10,538 shares were forfeited in June 2022. The vested shares were issued in August 2022 (see Note 11).

NOTE 11 – STOCKHOLDERS’ EQUITY

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

The following details the shares subject to awards that are outstanding under the Plans as of June 30, 2023:

	2022	2019	2016
	Incentive Plan (a)	Incentive Plan (b)	Incentive Plan (b)
Restricted stock	149,395	426,825	136,700
RSUs	85,350	80,700	—
Totals	234,745	507,525	136,700
(a)	In July 2023, the Company granted RSUs to acquire 85,250 shares of common stock.
(b)	No additional awards may be granted under such plan.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2023 (CONTINUED)

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

The following table reflects the activities involving RSUs during the indicated years:

	2023 (a)	2022	2021	2020
RSUs granted (b)	85,250	85,350	80,700	75,026
RSUs vested	—	—	—	74,988	(c)
RSUs forfeited	—	—	—	38	(d)
RSUs outstanding	85,250	85,350	80,700	—
Vesting Date (e) (f)	6/30/2026	6/30/2025	6/30/2024	6/30/2023
(a)	For accounting purposes, these shares were granted in July 2023.
(b)	The shares underlying the RSUs are excluded from the shares shown as outstanding on the balance sheet until they have vested and been issued.
(c)	Such shares were issued in August 2023.
(d)	Such shares were forfeited due to the retirement of a plan participant prior to the end of the performance period.
(e)	Generally, the recipient must maintain a relationship with the Company during the applicable three-year performance cycle.
(f)	RSUs vest upon satisfaction of metrics related to average annual total stockholder return (“TSR Metric”) and average annual return on capital (“ROC Metric”; together with the TSR Metric, the “Metrics”) and are issued to the extent the Compensation Committee determines that the Metrics with respect to the vesting of such shares have been satisfied.

The specific metrics and other material terms and conditions of the RSUs are as follows:

			Performance Criteria (a)
Year RSU Granted	Metric	Weight	Minimum	Maximum
2020 (b)	ROC Metric (c)	50%	Average annual of at least 7.0%	Average annual of at least 9.75%
	TSR Metric (d)	50%	Average annual of at least 7.0%	Average annual of at least 12.0%
2021 - 2023 (e) (f)	ROC Metric (c)	50%	Average annual of at least 6.0%	Average annual of at least 8.75%
	TSR Metric (d)	50%	Average annual of at least 6.0%	Average annual of at least 11.0%
(a)	If the average annual ROC or TSR falls between the applicable minimum and maximum performance criteria, a pro-rata portion of such units, as applicable, vest.
(b)	Such RSUs are not entitled to voting or dividend rights.
(c)	The ROC Metrics meet the definition of a performance condition. Fair value is based on the market value on the date of grant. For ROC Awards, the Company does not recognize expense when performance conditions are not expected to be met; such performance assumptions are re-evaluated quarterly.
(d)	The TSR Metrics meet the definition of a market condition. A third-party appraiser prepares a Monte Carlo simulation pricing model to determine the fair value of such awards.
(e)	Such RSUs are (i) not entitled to voting rights and (ii) upon vesting, the holders receive an amount equal to the dividends that would have been paid on the underlying shares had such shares been outstanding during the three-year performance cycle.
(f)	As of June 30, 2023 and December 31, 2022, the Company accrued an aggregate of $320,000 and $210,000 of dividend equivalents, respectively, for the 2022 and 2021 RSUs based on the number of shares that would have been issued, underlying such RSUs, using performance and market assumptions determined at such dates.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2023 (CONTINUED)

NOTE 11 – STOCKHOLDERS’ EQUITY (CONTINUED)

As of June 30, 2023, based on performance and market assumptions, the fair value of the RSUs granted in 2022 and 2021 is $1,552,000 and $1,846,000, respectively. Recognition of such deferred compensation will be charged to General and administrative expense over the respective three-year performance cycles.

The following is a summary of the activity of the Plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Restricted stock grants:
Number of shares	—	—	152,955	153,575
Average per share grant price	$—	$—	$22.09	$33.75
Deferred compensation to be recognized over vesting period	$—	$—	$3,379,000	$5,183,000

Number of non-vested shares:
Non-vested beginning of the period	730,530	728,775	712,375	706,450
Grants	—	—	152,955	153,575
Vested during the period	(17,500)	(16,150)	(152,300)	(146,900)
Forfeitures	(110)	(250)	(110)	(750)
Non-vested end of the period	712,920	712,375	712,920	712,375

RSU grants:
Number of underlying shares	—	—	—	—
Average per share grant price	$—	$—	$—	$—
Deferred compensation to be recognized over vesting period	$—	$—	$—	$—

Number of non-vested shares:
Non-vested beginning of the period	241,076	230,752	241,076	230,752
Grants	—	—	—	—
Vested during the period	(74,988)	(64,488)	(74,988)	(64,488)
Forfeitures	(38)	(10,538)	(38)	(10,538)
Non-vested end of the period	166,050	155,726	166,050	155,726

Restricted stock and RSU grants (based on grant price):
Weighted average per share value of non-vested shares	$26.45	$26.25	$26.45	$26.25
Value of stock vested during the period	$1,753,000	$2,299,000	$5,165,000	$5,535,000
Weighted average per share value of shares forfeited during the period	$24.80	$28.91	$24.80	$29.12

Total charge to operations:
Outstanding restricted stock grants	$1,178,000	$1,197,000	$2,128,000	$2,154,000
Outstanding RSUs	386,000	362,000	764,000	730,000
Total charge to operations	$1,564,000	$1,559,000	$2,892,000	$2,884,000

As of June 30, 2023, total compensation costs of $9,487,000 and $1,670,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average remaining vesting period is 2.6 years for the restricted stock and 1.5 years for the RSUs. The Company recognizes the effect of forfeitures on restricted stock awards and RSUs when they occur, and previously recognized compensation expense is reversed in the period the grant or unit is forfeited.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2023 (CONTINUED)

NOTE 11 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Dividend

On June 13, 2023, the Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company’s common stock, totaling approximately $9,571,000, payable to stockholders of record at the close of business on June 26, 2023. The quarterly dividend was paid on July 6, 2023; $8,461,000 was paid in cash and the balance of such dividend payment was satisfied through the issuance of 56,000 shares under the Company’s dividend reinvestment plan.

Dividend Reinvestment Plan

The Company’s Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price (as such price is calculated pursuant to the DRP). The discount is currently being offered at 3%. Under the DRP, the Company issued approximately 50,000 and 99,000 shares of common stock during the three and six months ended June 30, 2023, respectively, and 6,000 and 11,000 shares of common stock during the three and six months ended June 30, 2022, respectively.

Stock Repurchase Program

In September 2022, the Board of Directors authorized a repurchase program of up to $7,500,000 of the Company’s common stock in the open-market, through privately negotiated transactions or otherwise. During the three and six months ended June 30, 2023, the Company repurchased approximately 73,000 shares of common stock for total consideration of $1,455,000, net of commissions of $4,000. After giving effect to such repurchases, the Company is authorized to repurchase approximately $6,045,000 of shares of common stock.

During the three and six months ended June 30, 2022, the Company repurchased 133,000 shares of common stock for total consideration of $3,392,000, net of commissions of $8,000.

Shares Issued through the At-the-Market Equity Offering Program

During the six months ended June 30, 2022, the Company sold approximately 17,000 shares for proceeds of $604,000, net of commissions of $12,000, and incurred offering costs of $41,000 for professional fees. No shares were sold by the Company during the three and six months ended June 30, 2023.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2023 (CONTINUED)

NOTE 12 – FAIR VALUE MEASUREMENTS (CONTINUED)

The fair value and carrying amounts of the Company’s mortgages payable are as follows (dollars in thousands):

	June 30,	December 31,
	2023	2022
Fair value of mortgages payable (a)	$389,831	$378,943
Carrying value of mortgages payable	$419,716	$409,175
Fair value less than the carrying value	$(29,885)	$(30,232)
Blended market interest rate (a)	5.98%	5.87%
Weighted average remaining term to maturity (years)	6.2	6.5
(a)	Estimated using unobservable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

At June 30, 2023 and December 31, 2022, the carrying amount of the Company’s line of credit (before unamortized deferred financing costs) of $2,500,000 and $21,800,000, respectively, approximates its fair value.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair Value on a Recurring Basis

As of June 30, 2023, the Company had in effect 16 interest rate derivatives, all of which were interest rate swaps, related to 16 outstanding mortgage loans with an aggregate $41,484,000 notional amount maturing between 2023 and 2026 (weighted average remaining term to maturity of 1.4 years). The Company’s objective in using interest rate swaps is to add stability to interest expense. These interest rate swaps, all of which were designated as cash flow hedges, converted SOFR or LIBOR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 2.97% to 4.60% and a weighted average interest rate of 3.97% at June 30, 2023). The Company does not use derivatives for trading or speculative purposes.

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This fair value analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the associated credit valuation adjustments use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of June 30, 2023, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy. The Company does not currently own any financial instruments that are measured on a recurring basis and that are classified as Level 1 or 3.

The fair value of the Company’s derivative financial instruments was determined to be the following (amounts in thousands):

		Carrying and	Balance Sheet
	As of	Fair Value	Classification
Financial assets: Interest rate swaps	June 30, 2023	$1,543	Other assets
	December 31, 2022	1,811

As of June 30, 2023 and December 31, 2022, there were no derivatives in a liability position.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2023 (CONTINUED)

NOTE 12 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Amount of gain recognized on derivatives in other comprehensive income	$488	$466	$367	$1,955
Amount of reclassification from Accumulated other comprehensive income into Interest expense	347	(199)	635	(485)

During the twelve months ending June 30, 2024, the Company estimates an additional $1,134,000 will be reclassified from Accumulated other comprehensive income as a decrease to Interest expense.

The derivative agreements in effect at June 30, 2023 provide that if the wholly-owned subsidiary of the Company which is a party to such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for such swap breakage losses.

NOTE 13 – OTHER INCOME

Settlement of Litigation

In April 2022, the Company received $5,388,000 in connection with the settlement of a lawsuit which was recognized as Income on settlement of litigation on the consolidated statements of income during the three and six months ended June 30, 2022.

Insurance Recovery on Hurricane Casualty

During the six months ended June 30, 2022, the Company recognized a gain on insurance recovery of $918,000, which is included in Other income on the consolidated statement of income, related to hurricane damage to one of its properties in 2020. No such gain was recognized during the three and six months ended June 30, 2023.

NOTE 14 – NEW ACCOUNTING PRONOUNCEMENT

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. In 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. In 2022 and 2023, the Company transitioned twelve loans and the related derivatives away from LIBOR to a new reference rate, SOFR. The Company elected to apply several practical expedients related to these changes in the terms of the hedged forecasted transactions and changes in the terms of the hedging instruments. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company may apply other elections, as applicable, as additional changes in the market occur. The Company continues to evaluate the new guidance to determine the extent to which it may impact the Company’s consolidated financial statements.

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

The uncertainties, risks and factors which may cause actual results to differ materially from current expectations include, but are not limited to:

●	the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies;
●	adverse changes and disruption in the retail, restaurant, theater and health and fitness sectors, which could impact our tenants’ ability to pay rent and expense reimbursement;
●	loss or bankruptcy of one or more of our tenants, and bankruptcy laws that may limit our remedies if a tenant becomes bankrupt and rejects its lease;
●	the level and volatility of interest rates;
●	general economic and business conditions and developments, including those currently affecting or that may affect our economy;
●	general and local real estate conditions, including any changes in the value of our real estate;
●	our ability to renew or re-lease space as leases expire;
●	our ability to pay dividends;
●	changes in governmental laws and regulations relating to real estate and related investments;
●	compliance with credit facility and mortgage debt covenants;
●	the availability of, and costs associated with, sources of capital and liquidity;
●	competition in our industry;
●	technological changes, such as autonomous vehicles, reconfiguration of supply chains, robotics, 3D printing or other technologies;
●	potential natural disasters, epidemics, pandemics or outbreak of infectious disease, such as COVID-19, and other potentially catastrophic events such as acts of war and/or terrorism; and
●	the other risks, uncertainties and factors described in the reports and documents we file with the SEC including the risks, uncertainties and factors described in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) under the caption “Item 1A. Risk Factors” for a discussion of certain factors which may cause actual results to differ materially from current.

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

Challenges and Uncertainties Facing Certain Tenants and Properties

As more fully described in (i) our Annual Report, and in particular, the sections thereof entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations”, and (ii) our Quarterly Report on Form 10-Q for the period ended March 31, 2023, and in particular, the section thereof entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” (the “March 10-Q”; and together with the Annual Report, the “Reports”), we face challenges due to the volatile economic environment, and certain of our properties and tenants (including Regal Cinemas, our Manahawkin, New Jersey property (the “Manahawkin Property”), The Vue Apartments, LA Fitness, Bed Bath and Beyond and Party City) face various challenges. There have been no material changes to the status of such tenants/properties from that described in our Reports except as described below:

Manahawkin Property

As more fully disclosed in our Annual Report, we have been exploring various alternatives with respect to the Manahawkin Property, which is owned by an unconsolidated joint venture in which we have a 50% equity interest. For the past several years, we had pursued a re-development of this property. We are currently pursuing, as an alternative to the re-development or the sale of a portion of such property, the sale of the entire Manahawkin Property. We have not entered into a contract to sell this property, and we anticipate that if we do enter into such a contract, the closing of the sale will be subject to the satisfaction of various conditions and will take, at least, several months. We can provide no assurance that a contract for the sale of this property will be signed, that if signed, that this sale will be completed and that if completed, that such transaction will be profitable for us. If we (i) do not complete this sale, we may be adversely impacted and (ii) complete this sale, may be required to write off, or otherwise account for, capitalized soft costs of approximately $586,000 incurred in connection with our development activities, which may adversely impact our results. If we are unable to complete this sale and resume re-development efforts, we may be unable to complete such re-development in a manner that will generate positive operating results at this property.

Bed Bath and Beyond

On April 23, 2023, Bed Bath and Beyond (“BBBY”) filed for Chapter 11 bankruptcy protection and is closing its retail locations. BBBY had leased our 32,138 square foot property located in Kennesaw, Georgia, which lease was rejected in April 2023.  In 2022, this property accounted for (i) $629,000 of rental income, net and (ii) $218,000, $168,000 and $56,000 of depreciation and amortization expense, interest expense and real estate operating expense, respectively. At June 30, 2023, the mortgage debt with respect to this property was $4.5 million and we wrote-off, during the quarter ended June 30, 2023, $133,000 of the unbilled rent receivable balance related to this tenant.

LA Fitness

We and LA Fitness are negotiating, for a significantly reduced rental rate from the rate currently in effect, a short-term extension to their lease (which expires in November 2023) of a 38,000 square foot health and fitness facility in Hamilton, Ohio.  This property accounted, in 2022, for (i) $915,000 of rental income and (ii) $197,000, $170,000 and $210,000 of interest expense, real estate operating expense and depreciation and amortization expense, respectively.  At June 30, 2023, the mortgage debt, unbilled rent receivable and tenant origination cost with respect to this property was $4.0 million, $19,000 and $15,000, respectively.  We can provide no assurance that this lease will be extended and if extended, this property, as a result of the significantly reduced rental rate, may operate on a negative cash flow basis. Further, if we are unable to extend the lease with the current tenant, it may be difficult, due to the presence of another health and fitness facility located nearby, to re-lease this property to another health and fitness operator, and if we are unable to re-lease this property to such an operator, it may be costly to reconfigure the space for use other than as a fitness facility.

Regal Cinemas

Regal Cinemas, or Regal, is a tenant at three properties, including the Manahawkin Property (the “Unconsolidated Regal Property”). Regal’s parent, Cineworld Group plc (“Cineworld”), filed for Chapter 11 bankruptcy protection in September 2022, and as a result, we and Regal amended the leases at these properties. Although these lease amendments became effective on or about July 31, 2023, when Cineworld’s plan of reorganization (the “Reorganization Plan”) became effective, we and Regal have, since May 10, 2023, operated in a manner assuming that the Reorganization Plan will become effective. These lease amendments provide that:

●	subject to Regal’s renewal options, the lease expiration dates for our wholly-owned properties in Greensboro, North Carolina and Indianapolis, Indiana were amended from March 2035 and December 2032, respectively, to March 2030 and December 2030, respectively, and the lease expiration date of the Unconsolidated Regal Property was amended from November 2026 to December 2024;

●	Regal is obligated to pay us, with respect to our wholly-owned properties, (i) from July 1 through December 31, 2023, approximately $488,000, and (ii) from January 1, 2024 through 2030, an aggregate of approximately $7.7 million of base rent;

●	Regal was relieved of its obligation to pay $138,000 of deferred rent at our wholly-owned properties, which was otherwise payable from May 10, 2023 through June 30, 2023; and

●	effective as of November 1, 2022, the rent obligation with respect to the Unconsolidated Regal Property consists solely of monthly percentage rent based on gross sales and accordingly it would be speculative to estimate the amount, if any, Regal will pay at this property.

Since October 2020, we have not accrued Regal’s rent and have been (and anticipate for the near term) reporting same on a cash basis. In 2022 and the six months ended June 30, 2023, we recorded $2.6 million and $1.4 million, respectively, of rent from our wholly-owned Regal properties, including $885,000 and $424,000, respectively, of deferred rent. In 2022 and the six months ended June 30, 2023, we recorded $328,000 and $152,000, respectively, representing our 50% share of the base rent from the Unconsolidated Regal Property, including $111,000 and $51,000, respectively, of deferred rent. At June 30, 2023, (i) the wholly-owned Regal properties had aggregate mortgage debt, intangible lease liabilities and intangible lease assets of approximately $3.7 million, $548,000 and $535,000, respectively, and (ii) our 50% share of the mortgage debt at the Unconsolidated Regal Property was $10.5 million. We estimate that the carrying costs for the wholly-owned properties for the six months ending December 31, 2023, are approximately $724,000, including ground lease rent of $232,000 (which sum has historically been paid directly by Regal to the owner of the Greensboro property), real estate taxes of approximately $176,000, and debt service of $212,000 (including $54,000 of deferred interest payments).  Regal is the primary obligor with respect to $279,000 of these carrying costs and we are responsible with respect to such amount if it is not paid by Regal.

Although the Reorganization Plan became effective, Regal may continue to face the challenges generally facing the movie exhibition industry; accordingly, we can provide no assurance that Regal will be able to continue operations and if it is unable to continue operations, we will be adversely impacted.

Our cash flow and profitability will be adversely impacted by the modifications to Regal’s leases or if the issues with respect to the other challenged tenants/properties identified in this Quarterly Report or the Reports are not resolved in a satisfactory manner.

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

We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial and retail properties, and to a lesser extent, health and fitness, restaurant, theater, and other properties, many of which are subject to long-term net leases. As of June 30, 2023, we own 118 properties (including three properties owned by consolidated joint ventures and three properties owned by unconsolidated joint ventures) located in 31 states. Based on square footage, our occupancy rate at June 30, 2023 is approximately 97.5%.

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

Our 2023 contractual base rent is approximately $70.3 million and represents, after giving effect to any abatements, concessions, deferrals or adjustments, the base rent payable to us during the twelve months ending June 30, 2024 under leases in effect at June 30, 2023. Included in such contractual rental income is an aggregate of $1.2 million of base rent due from Regal Cinemas. Excluded from such contractual rental income is an aggregate of $4.0 million comprised of: (i) subject to the property generating specified levels of positive operating cash flow, $1.3 million of estimated variable lease payments from The Vue, a multi-family complex which ground leases the underlying land from us and as to which there is uncertainty as to when and whether the tenant will resume paying rent, (ii) $1.2 million representing our share of the base rent payable to our joint ventures (which excludes amounts from Unconsolidated Regal Property), and (iii) approximately $736,000 of straight-line rent and $733,000 of amortization of lease-related intangibles.

The following table sets forth scheduled expirations of leases for our properties as of June 30, 2023 for the periods indicated below:

Lease Expiration (1)	Number of	Approximate Square	Contractual	Contractual Base Rent
12 Months Ending	Expiring	Footage Subject to	Base Rent Under	Represented by
June 30,	Leases	Expiring Leases (2)	Expiring Leases	Expiring Leases
2024	21	746,285	$3,185,516	4.5%
2025	21	865,888	7,160,307	10.20
2026	11	665,774	3,939,278	5.60
2027	26	876,589	6,570,630	9.40
2028	24	2,094,611	12,313,240	17.50
2029	16	1,676,173	9,632,111	13.70
2030	6	510,702	4,122,322	5.90
2031	12	996,075	6,452,933	9.20
2032	8	267,839	2,477,614	3.50
2033	16	876,233	6,962,474	9.90
2034 and thereafter	11	1,099,146	7,465,264	10.60
	172	10,675,315	$70,281,689	100.0%
(1)	Lease expirations assume tenants do not exercise existing renewal or termination options.
(2)	Excludes an aggregate of 132,685 square feet of vacant space.

Property Transaction During the Three Months Ended June 30, 2023

On May 31, 2023, we sold the Havertys retail property - Duluth, Georgia, for a gross sales price of $6.0 million and recognized a gain of $3.2 million from this sale.  This property contributed a nominal amount to revenues and total operating expenses in the six months ended June 30, 2023 and 2022.

Equity Incentive Program Activity

On June 22, 2023, we awarded an aggregate of 85,250 shares subject to restricted stock units (“RSUs”), and related dividend equivalent rights, to 18 individuals. Generally, the awards vest in 2026 subject to satisfaction of, among other things, market and performance conditions similar to the conditions applicable to the RSUs granted in 2022 and 2021.

On August 3, 2023, we determined that the performance and market conditions with respect to the 74,988 RSUs granted in 2020 had been met and authorized the issuance of the underlying shares of common stock.

Stock Repurchase Program

During the three and six months ended June 30, 2023, we repurchased approximately 73,000 shares of common stock for total consideration of approximately $1.5 million. After giving effect to such repurchases, we are authorized to repurchase, from time-to-time in open market or privately negotiated transactions, approximately $6.0 million of shares of our common stock.

Property Transaction Subsequent to June 30, 2023

On July 13, 2023, we acquired for $13.4 million (including the assumption of $4.3 million of mortgage debt) a 177,040 square foot industrial property located in Blythewood, South Carolina, and leased by two tenants. The mortgage debt bears an interest rate of 4.6% and matures in June 2029. The weighted average remaining lease term of the tenancies is approximately 1.6 years. We estimate that during the six months ending December 31, 2023, this property will generate $367,000 of base rent and $91,000 of interest expense; the real estate and depreciation and amortization expense associated with this property are currently not quantifiable.

Results of Operations

Total revenues

The following table compares total revenues for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(Dollars in thousands)	2023	2022	(Decrease)	% Change	2023	2022	(Decrease)	% Change
Rental income, net	$22,407	$21,472	$935	4.4	$45,359	$43,003	$2,356	5.5
Lease termination fees	—	—	—	—	—	25	(25)	(100.0)
Total revenues	$22,407	$21,472	$935	4.4	$45,359	$43,028	$2,331	5.4

Rental income, net.

The following table details the components of rental income, net, for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(Dollars in thousands)	2023	2022	(Decrease)	% Change	2023	2022	(Decrease)	% Change
Acquisitions (1)	$1,168	$388	$780	201.0	$2,366	$515	$1,851	359.4
Dispositions (2)	90	303	(213)	(70.3)	217	913	(696)	(76.2)
Same store (3)	21,149	20,781	368	1.8	42,776	41,575	1,201	2.9
Rental income, net	$22,407	$21,472	$935	4.4	$45,359	$43,003	$2,356	5.5
(1)	Represents rental income from properties acquired since January 1, 2022.
(2)	Represents rental income from properties sold since January 1, 2022.
(3)	Represents rental income from 109 properties that were owned for the entirety of the periods presented.

Changes due to acquisitions and dispositions

The three and six months ended June 30, 2023 reflect increases of $780,000 and $1.9 million, respectively, generated by six properties acquired in 2022. Offsetting the increases are decreases due to the inclusion, in the three and six months ended June 30, 2022, of rental income of $213,000 and $696,000, respectively, from properties sold during 2022 and 2023 (i.e., for the three and six months ended June 30, 2023, $134,000 and $594,000, respectively, from seven properties sold in 2022 and $79,000 and $102,000, respectively, from the two properties sold in 2023).

Changes at same store properties

The increases in same store rental income during the three and six months ended June 30, 2023 are due primarily to increases of:

-	$426,000 and $873,000, respectively, of rental income from various lease amendments and extensions at our properties (including $263,000 and $527,000, respectively, at our Fort Mill, South Carolina property, and for the six months ended June 30, 2023, $119,000 at our Indianapolis, Indiana property),
-	$169,000 and $638,000, respectively, of rental income due to new tenants at various properties (including, for the six months ended June 30, 2023, $306,000 and $109,000 from Lion Brewery - Pittston, Pennsylvania and Dick’s Sporting Goods - Champaign, Illinois, respectively), and
-	$192,000 and $306,000, respectively, in tenant reimbursements, of which $102,000 and $163,000, respectively, relates to real estate taxes and $90,000 and $143,000, respectively, relates to operating expenses generally incurred in the same period.

The increases were offset during the three and six months ended June 30, 2023 by decreases of:

-	$175,000 and $175,000, respectively, from Bed Bath & Beyond - Kennesaw, Georgia which filed for bankruptcy (including the write-off, during the quarter ended June 30, 2023, of the $133,000 unbilled rent receivable balance),

-	$163,000 and $329,000, respectively, of rental income from lease expirations at four of our properties (including $105,000 and $105,000, respectively, from Zwanenberg Food Group - Nashville, Tennessee), and
-	$164,000 and $113,000, respectively, of rental income from our wholly-owned Regal properties due to bankruptcy related lease amendments. See “ – Challenges and Uncertainties Facing Certain Tenants and Properties” for further information regarding Regal Cinemas.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(Dollars in thousands)	2023	2022	(Decrease)	% Change	2023	2022	(Decrease)	% Change
Operating expenses:
Depreciation and amortization	$6,114	$5,905	$209	3.5	$12,259	$11,748	$511	4.3
General and administrative	4,165	3,973	192	4.8	8,204	7,765	439	5.7
Real estate expenses	3,954	3,549	405	11.4	8,078	7,236	842	11.6
State taxes	88	77	11	14.3	156	151	5	3.3
Total operating expenses	$14,321	$13,504	$817	6.1	$28,697	$26,900	$1,797	6.7

Depreciation and amortization. The increases in the three and six months ended June 30, 2023 are due primarily to (i) $348,000 and $808,000, respectively, of such expense from properties acquired in 2022, and (ii) $119,000 and $223,000, respectively, of depreciation from improvements at several properties. In addition, the six months ended June 30, 2023 includes $121,000 of amortization of leasing commissions at several properties.

The increases were offset by:

-	decreases of $227,000 and $458,000, respectively, related to improvements and tenant origination costs at several properties that prior to June 30, 2023 were fully amortized, and
-	the inclusion of $172,000 of such expense, in the six months ended June 30, 2022, from the properties sold since January 1, 2022.

General and administrative. The increases in the three and six months ended June 30, 2023 are primarily due to increases of $242,000 and $356,000, respectively, of compensation expense due to additional employees and higher levels of compensation.

Real estate expenses. The increases in the three and six months ended June 30, 2023 are primarily due to:

-$184,000 and $464,000, respectively, from properties acquired in 2022,

-	$137,000 and $275,000, respectively, relating to real estate tax expense (primarily related to our El Paso, Texas and Ankeny, Iowa properties), and
-	$92,000 and $173,000, respectively, of other real estate expenses, and $89,000 and $150,000, respectively, of insurance expenses for several properties, none of which were individually significant.

These increases were offset in the three and six months ended June 30, 2023 primarily by decreases of $97,000 and $220,000, respectively, from the properties sold since January 1, 2022.

A substantial portion of real estate expenses is rebilled to tenants and are included in Rental income, net, on the consolidated statements of income.

Gain on sale of real estate, net.

The following table compares gain on sale of real estate, net for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(Dollars in thousands)	2023	2022	(Decrease)	% Change	2023	2022	(Decrease)	% Change
Gain on sale of real estate, net	$3,180	$8,050	$(4,870)	(60.5)	$4,714	$12,699	$(7,985)	(62.9)

The following table lists the sold properties and the related gains, net for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022
Havertys retail property - Duluth, Georgia	$3,180	$—	$3,180	$—
TGI Fridays restaurant property - Hauppauge, New York	—	—	1,534	—

Havertys retail property - Fayetteville, Georgia	—	1,125	—	1,125
Orlando Baking industrial property - Columbus, Ohio	—	6,925	—	6,925
Wendy's restaurants (4 properties) - Various cities, Pennsylvania	—	—	—	4,649
Total gain on sale of real estate, net	$3,180	$8,050	$4,714	$12,699

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(Dollars in thousands)	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$60	$112	$(52)	(46.4)	$145	$228	$(83)	(36.4)
Income on settlement of litigation	—	5,388	(5,388)	(100.0)	—	5,388	(5,388)	(100.0)
Other income	28	54	(26)	(48.1)	43	980	(937)	(95.6)
Interest:
Expense	(4,610)	(4,353)	257	5.9	(9,210)	(8,659)	551	6.4
Amortization and write-off of deferred financing costs	(205)	(434)	(229)	(52.8)	(407)	(639)	(232)	(36.3)

Income on settlement of litigation. In April 2022, we received $5.4 million in connection with the settlement of a lawsuit at our former Round Rock, Texas property (the “Round Rock Settlement”). (See Note 13 to our consolidated financial statements.)

Other income. The six months ended June 30, 2022 includes $918,000 representing the final property insurance recovery related to our Lake Charles, Louisiana property damaged in an 2020 hurricane. (See Note 13 to our consolidated financial statements.)

Interest expense. The following table compares interest expense for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(Dollars in thousands)	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
Interest expense:
Mortgage interest	$4,282	$4,200	$82	2.0	$8,522	$8,385	$137	1.6
Credit line interest	328	153	175	114.4	688	274	414	151.1
Total	$4,610	$4,353	$257	5.9	$9,210	$8,659	$551	6.4

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(Dollars in thousands)	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
Weighted average interest rate	4.14%	4.17%	(0.03)%	(0.7)	4.13%	4.17%	(0.04)%	(1.0)
Weighted average principal amount	$411,537	$402,788	$8,749	2.2	$410,783	$402,510	$8,273	2.1

The increases in mortgage interest in the three and six months ended June 30, 2023 are due primarily to increases in the average principal amount of mortgage debt outstanding as a result of refinancings and acquisitions. The increase was offset by mortgages payoffs (generally in connection with current maturity dates) and scheduled amortization payments.

Credit line interest

The following table reflects the weighted average interest rate on the weighted average principal amount of outstanding credit line debt for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(Dollars in thousands)	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
Weighted average interest rate	6.69%	2.67%	4.02%	150.6	6.44%	2.31%	4.13%	178.8
Weighted average principal amount	$16,577	$14,851	$1,726	11.6	$18,371	$14,886	$3,485	23.4

The increases in credit line interest in the three and six months ended June 30, 2023 are due primarily to increases in the weighted average interest rates, and, to a lesser extent, increases of $1.7 million and $3.5 million, respectively, in the weighted average balance outstanding under our credit line.

At August 1, 2023, we had $16.5 million outstanding under our credit facility. Accordingly, we anticipate that over the short-term, until such outstanding amount is reduced, our interest expense will be higher than the interest expense incurred during the corresponding 2022 periods.

Amortization and write-off of deferred financing costs. The decreases in the three and six months ended June 30, 2023 are primarily due to the $221,000 write-off of deferred costs related to the mortgages on the eleven Havertys properties that were paid off in June 2022.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales. Our available liquidity at August 1, 2023, was $90.8 million, including $7.3 million of cash and cash equivalents (including the credit facility’s required minimum $3.0 million average deposit maintenance balance) and $83.5 million available under our credit facility. At August 1, 2023, the facility is available for the acquisition of commercial real estate, repayment of mortgage debt, and up to $32.0 million for renovation and operating expense purposes.

Liquidity and Financing

We expect to meet our short-term (i.e., one year or less) and long-term (i) operating cash requirements, including debt service, anticipated dividend payments and repurchases, if any, of our common stock (we are authorized to repurchase up to $6.0 million of common stock) principally from cash flow from operations, our available cash and cash equivalents, proceeds from and, to the extent permitted and needed, our credit facility and (ii) investing and financing cash requirements (including an estimated aggregate of $2.4 million of capital and other expenditures) from the foregoing, as well as property financings and refinancings and property sales.

At June 30, 2023, excluding the mortgage debt of our unconsolidated joint venture, we had 67 outstanding mortgages payable secured by 68 properties in the aggregate principal amount of $419.7 million (before netting unamortized deferred financing costs of $3.4 million and mortgage intangibles of $612,000). These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $657.4 million, before accumulated depreciation of $119.8 million. After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 2.97% to 5.56% (a 4.17% weighted average interest rate) and mature between 2023 and 2047 (a 6.2 year weighted average remaining term to maturity).

The following table sets forth, as of June 30, 2023, information with respect to our mortgage debt that is payable during the six months ending December 31, 2023 and for each of the subsequent twelve months through December 31, 2026 (excludes our unconsolidated joint venture’s $21.0 million mortgage debt bearing an interest rate of 4.0% and maturing in 2025):

(Dollars in thousands)	2023	2024		2025	2026	Total
Amortization payments	$6,216	$11,642		$10,355	$10,249	$38,462
Principal due at maturity	6,238	50,695	(1)	32,063	19,179	108,175
Total	$12,454	$62,337		$42,418	$29,428	$146,637

Weighted average interest rate % on principal due at maturity	4.09%	4.37%		4.28%	3.98%

(1)

(1)

Approximately $29.4 million (bearing a weighted average interest rate of 4.7%) of such debt matures in the six months ending June 30, 2024. We anticipate refinancing a substantial portion of such debt although we can provide no assurance that we will be able to do so on terms as favorable as those currently in effect or at all.

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

Credit Facility

Our credit facility provides that subject to borrowing base requirements, we can borrow up to $100.0 million for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $40.0 million and 40% of the borrowing base. The facility matures December 31, 2026 and bears interest equal to 30-day SOFR plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 275 basis points if such ratio is greater than 60%. The applicable margin was 175 basis points for each of the six months ended June 30, 2023 and 2022. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. The interest rate on the facility was 6.89% and 6.91% at June 30, 2023 and July 31, 2023, respectively.

The terms of our credit facility include certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At June 30, 2023, we were in compliance with the covenants under this facility.

Other Financing Sources and Arrangements

We own a land parcel located in Beachwood, Ohio which is improved by a multi-family complex (i.e., The Vue Apartments) that we ground lease to the owner/operator of such complex. This ground lease did not generate any rental income during the six months ended June 30, 2023 and 2022. At June 30, 2023, the carrying value of the land on our balance sheet was approximately $17.0 million; our leasehold position is subordinate to $64.2 million of mortgage debt incurred by our tenant, the owner/operator of the multi-family complex. In addition, we have agreed, in our discretion, to fund certain capital expenditures and operating cash flow shortfalls at this property. We do not believe that this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions, except to the extent we determine to continue to fund the capital expenditures required by, and the operating cash flow shortfalls at, this property. See Note 6 to our consolidated financial statements for additional information regarding this arrangement.

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

The tables below provides a reconciliation of net income and net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
GAAP net income attributable to One Liberty Properties, Inc.	$6,519	$16,767	$11,905	$26,090
Add: depreciation and amortization of properties	5,925	5,772	11,894	11,497
Add: our share of depreciation and amortization of unconsolidated joint ventures	130	130	259	259
Add: amortization of deferred leasing costs	189	133	365	251
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	5	6	10	11
Deduct: gain on sale of real estate, net	(3,180)	(8,050)	(4,714)	(12,699)
Adjustments for non-controlling interests	(18)	(17)	(35)	(32)
NAREIT funds from operations applicable to common stock	9,570	14,741	19,684	25,377
Deduct: straight-line rent accruals and amortization of lease intangibles	(626)	(917)	(1,520)	(1,483)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(4)	(7)	(9)	(16)
Deduct: income on settlement of litigation	—	(5,388)	—	(5,388)
Deduct: additional rent from ground lease tenant	(16)	—	(16)	—
Deduct: income on insurance recovery from casualty loss	—	—	—	(918)
Deduct: lease termination fee income	—	—	—	(25)
Deduct: our share of unconsolidated joint venture lease termination fee income	—	(25)	—	(25)
Add: amortization of restricted stock and RSU compensation	1,564	1,559	2,892	2,884
Add: amortization and write-off of deferred financing costs	205	434	407	639
Add: amortization of lease incentives	30	—	61	—
Add: amortization of mortgage intangible asset	23	—	46	—
Add: our share of amortization of deferred financing costs of unconsolidated joint venture	4	4	8	8
Adjustments for non-controlling interests	—	3	—	5
Adjusted funds from operations applicable to common stock	$10,750	$10,404	$21,553	$21,058

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
GAAP net income attributable to One Liberty Properties, Inc.	$.30	$.79	$.55	$1.23
Add: depreciation and amortization of properties	.28	.26	.56	.54
Add: our share of depreciation and amortization of unconsolidated joint ventures	.01	.01	.01	.01
Add: amortization of deferred leasing costs	.01	.01	.02	.01
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—	—	—
Deduct: gain on sale of real estate, net	(.15)	(.38)	(.22)	(.60)
Adjustments for non-controlling interests	—	—	—	—
NAREIT funds from operations per share of common stock (a)	.45	.69	.92	1.19
Deduct: straight-line rent accruals and amortization of lease intangibles	(.03)	(.04)	(.06)	(.08)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—	—	—
Deduct: income on settlement of litigation	—	(.25)	—	(.25)
Deduct: additional rent from ground lease tenant	—	—	—	—
Deduct: income on insurance recovery from casualty loss	—	—	—	(.04)
Deduct: lease termination fee income	—	—	—	—
Deduct: our share of unconsolidated joint venture lease termination fee income	—	—	—	—
Add: amortization of restricted stock and RSU compensation	.07	.07	.13	.14
Add: amortization and write-off of deferred financing costs	.01	.02	.02	.03
Add: amortization of lease incentives	—	—	—	—
Add: amortization of mortgage intangible asset	—	—	—	—
Add: our share of amortization of deferred financing costs of unconsolidated joint venture	—	—	—	—
Adjustments for non-controlling interests	—	—	—	—
Adjusted funds from operations per share of common stock (a)	$.50	$.49	$1.01	$.99
(a)	The weighted average number of diluted common shares used to compute FFO and AFFO applicable to common stock includes unvested restricted shares that are excluded from the computation of diluted EPS.

Three Months Ended June 30, 2023 and 2022

The $5.2 million, or 35.1%, decrease in FFO for the three months ended June 30, 2023 from the corresponding 2022 period is due primarily to:

●	the inclusion, in the 2022 period, of $5.4 million from the Round Rock settlement,
●	a $405,000 increase in real estate expenses,
●	a $257,000 increase in interest expense, and
●	a $192,000 increase in general and administrative expenses.

Offsetting the decrease is a $935,000 net increase in rental income.

See “—Results of Operations” for further information regarding these changes.

The $346,000, or 3.3%, increase in AFFO is primarily due to the factors impacting FFO as described immediately above, excluding the $5.4 million from the Round Rock Settlement.

See “—Results of Operations” for further information regarding these changes.

Six Months Ended June 30, 2023 and 2022

The $5.7 million, or 22.4%, decrease in FFO for the six months ended June 30, 2023 from the corresponding 2022 period is due primarily to:

●	the $5.4 million from the Round Rock Settlement,
●	the $918,000 income on insurance recovery from casualty loss recognized in the correspond 2022 period,
●	an $842,000 increase in real estate expenses,
●	a $551,000 increase in interest expense, and
●	a $439,000 increase in general and administrative expenses.

Offsetting the decrease is a $2.4 million net increase in rental income.

See “—Results of Operations” for further information regarding these changes.

The $495,000, or 2.4%, increase in AFFO is due to the factors impacting FFO as described immediately above, excluding the (i) $5.4 million Round Rock Settlement and (ii) $918,000 income on insurance recovery from casualty loss.

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

We use interest rate swaps to limit interest rate risk on variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes. At June 30, 2023, we had no liability in the event of the early termination of our swaps.

At June 30, 2023, we had 16 interest rate swap agreements outstanding. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of June 30, 2023, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and the net unrealized gain on derivative instruments would have increased by $486,000. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and the net unrealized gain on derivative instruments would have decreased by $498,000. These changes would not have any impact on our net income or cash.

Our variable mortgage debt, after giving effect to the interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the interest expense we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes. Based on the $2.5 million outstanding balance under this facility at June 30, 2023, a 100 basis point increase of the interest rate would increase our related interest costs over the next twelve months by approximately $25,000 and a 100 basis point decrease of the interest rate would decrease our related interest costs over the next twelve months by approximately $25,000.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2022, our Board of Directors authorized the repurchase of up to $7,500,000 of our common stock through, among other things, open market or privately negotiated transactions. There is no stated expiration date for this program. Set forth below is a table describing the purchases we made in the quarter ended June 30, 2023:

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar Value
	Total Number	Average	Shares Purchased	of Shares that May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Programs	the Programs
April 1, 2023 - April 30, 2023	—	$—	—	$7,500,000
May 1, 2023 - May 31, 2023	48,629	19.84	48,629	6,532,167
June 1, 2023 - June 30, 2023	24,342	19.95	24,342	6,045,045
Total	72,971	19.88	72,971

Item 5. Other Information

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" in effect at any time during the three months ended June 30, 2023.

Item 6.  Exhibits

Exhibit No.	Title of Exhibit
10.1	Form of Performance Agreement for RSU grants in 2023 pursuant to the 2022 Incentive Plan.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements and notes from the One Liberty Properties, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 filed on August 4, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

ONE LIBERTY PROPERTIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: August 4, 2023	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: August 4, 2023	/s/ Isaac Kalish
Isaac Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)