Form 10-Q
period 2023-09-30
ONE LIBERTY PROPERTIES INC
filed 2023-11-06
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, the registrant had 21,065,691 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	September 30,	December 31,
	2023	2022
ASSETS	(Unaudited)
Real estate investments, at cost
Land	$179,342	$181,805
Buildings and improvements	706,027	697,791
Total real estate investments, at cost	885,369	879,596
Less accumulated depreciation	184,414	173,143
Real estate investments, net	700,955	706,453

Investment in unconsolidated joint ventures	9,607	10,400
Cash and cash equivalents	5,471	6,718
Unbilled rent receivable	17,242	16,079
Unamortized intangible lease assets, net	16,848	19,841
Escrow, deposits and other assets and receivables	17,651	23,764
Total assets(1)	$767,774	$783,255
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net (see Note 8)	$416,727	$405,162
Line of credit, net of $594 and $732 of deferred financing costs, respectively	11,906	21,068
Dividends payable	9,890	9,693
Accrued expenses and other liabilities	15,691	19,270
Unamortized intangible lease liabilities, net	10,443	11,125
Total liabilities(1)	464,657	466,318

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 50,000 shares authorized; 20,409 and 20,362 shares issued and outstanding	20,409	20,362
Paid-in capital	326,635	325,895
Accumulated other comprehensive income	1,337	1,810
Distributions in excess of net income	(46,274)	(32,102)
Total One Liberty Properties, Inc. stockholders’ equity	302,107	315,965
Non-controlling interests in consolidated joint ventures(1)	1,010	972
Total equity	303,117	316,937
Total liabilities and equity	$767,774	$783,255
(1)	The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 6. The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $10,365 and $10,365 of land, $17,929 and $17,870 of building and improvements, net of $6,235 and $5,670 of accumulated depreciation, $3,163 and $3,518 of other assets included in other line items, $17,960 and $18,500 of real estate debt, net, $1,042 and $1,135 of other liabilities included in other line items and $1,010 and $972 of non-controlling interests as of September 30, 2023 and December 31, 2022, respectively.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Rental income, net	$22,546	$21,473	$67,905	$64,476
Lease termination fee	—	—	—	25
Total revenues	22,546	21,473	67,905	64,501

Operating expenses:
Depreciation and amortization	6,310	5,970	18,569	17,718
General and administrative (see Note 9 for related party information)	3,864	3,769	12,068	11,534
Real estate expenses (see Note 9 for related party information)	4,061	3,970	12,139	11,206
State taxes	76	60	232	211
Total operating expenses	14,311	13,769	43,008	40,669

Other operating income
Gain on sale of real estate, net	332	4,063	5,046	16,762
Operating income	8,567	11,767	29,943	40,594

Other income and expenses:
Equity in (loss) earnings of unconsolidated joint ventures	(905)	82	(761)	310
Income on settlement of litigation (see Note 13)	—	—	—	5,388
Other income (see Note 13)	87	17	131	997
Interest:
Expense	(4,768)	(4,367)	(13,978)	(13,026)
Amortization and write-off of deferred financing costs	(212)	(278)	(619)	(917)

Net income	2,769	7,221	14,716	33,346
Net income attributable to non-controlling interests	(22)	(17)	(64)	(52)
Net income attributable to One Liberty Properties, Inc.	$2,747	$7,204	$14,652	$33,294

Weighted average number of common shares outstanding:
Basic	20,567	20,340	20,552	20,361
Diluted	20,596	20,416	20,598	20,472

Per common share attributable to common stockholders:
Basic	$.12	$.34	$.67	$1.58
Diluted	$.12	$.34	$.66	$1.57

Cash distributions per share of common stock	$.45	$.45	$1.35	$1.35

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$2,769	$7,221	$14,716	$33,346

Other comprehensive income
Net unrealized (loss) gain on derivative instruments	(207)	931	(475)	3,371
Comprehensive income	2,562	8,152	14,241	36,717

Net income attributable to non-controlling interests	(22)	(17)	(64)	(52)
Adjustment for derivative instruments attributable to non-controlling interests	1	(1)	2	(3)
Comprehensive income attributable to One Liberty Properties, Inc.	$2,541	$8,134	$14,179	$36,662

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited) (Continued on Next Page)

			Accumulated	Accumulated	Non-Controlling
			Other	Distributions	Interests in
	Common	Paid-in	Comprehensive	in Excess of	Consolidated
	Stock	Capital	Income (loss)	Net Income	Joint Ventures	Total
Balances, December 31, 2022	$20,362	$325,895	$1,810	$(32,102)	$972	$316,937
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,628)	—	(9,628)
Restricted stock vesting	135	(135)	—	—	—	—
Shares issued through dividend reinvestment plan	49	1,025	—	—	—	1,074
Distributions to non-controlling interests	—	—	—	—	(9)	(9)
Compensation expense – restricted stock and RSUs	—	1,328	—	—	—	1,328
Net income	—	—	—	5,386	22	5,408
Other comprehensive (loss)	—	—	(409)	—	—	(409)
Balances, March 31, 2023	20,546	328,113	1,401	(36,344)	985	314,701
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,626)	—	(9,626)
Restricted stock vesting	17	(17)	—	—	—	—
Repurchases of common stock – net	(73)	(1,382)	—	—	—	(1,455)
Shares issued through dividend reinvestment plan	50	1,048	—	—	—	1,098
Distributions to non-controlling interests	—	—	—	—	(7)	(7)
Compensation expense – restricted stock and RSUs	—	1,564	—	—	—	1,564
Net income	—	—	—	6,519	20	6,539
Other comprehensive income (loss)	—	—	142	—	(1)	141
Balances, June 30, 2023	20,540	329,326	1,543	(39,451)	997	312,955
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,570)	—	(9,570)
Restricted stock unit vesting	75	(75)	—	—	—	—
Repurchases of common stock – net	(262)	(4,882)	—	—	—	(5,144)
Shares issued through dividend reinvestment plan	56	1,055	—	—	—	1,111
Distributions to non-controlling interests	—	—	—	—	(8)	(8)
Compensation expense – restricted stock and RSUs	—	1,211	—	—	—	1,211
Net income	—	—	—	2,747	22	2,769
Other comprehensive (loss)	—	—	(206)	—	(1)	(207)
Balances, September 30, 2023	$20,409	$326,635	$1,337	$(46,274)	$1,010	$303,117

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited) (Continued)

			Accumulated	Accumulated	Non-Controlling
			Other	Distributions	Interests in
	Common	Paid-in	Comprehensive	in Excess of	Consolidated
	Stock	Capital	Income (Loss)	Net Income	Joint Ventures	Total
Balances, December 31, 2021	$20,239	$322,793	$(1,513)	$(36,187)	$946	$306,278
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,559)	—	(9,559)
Restricted stock vesting	131	(131)	—	—	—	—
Shares issued through equity offering program – net	17	546	—	—	—	563
Shares issued through dividend reinvestment plan	5	156	—	—	—	161
Distributions to non-controlling interests	—	—	—	—	(33)	(33)
Compensation expense – restricted stock and RSUs	—	1,325	—	—	—	1,325
Net income	—	—	—	9,323	17	9,340
Other comprehensive income	—	—	1,773	—	2	1,775
Balances, March 31, 2022	20,392	324,689	260	(36,423)	932	309,850
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,494)	—	(9,494)
Restricted stock vesting	16	(16)	—	—	—	—
Repurchases of common stock – net	(133)	(3,285)	—	—	—	(3,418)
Shares issued through dividend reinvestment plan	6	157	—	—	—	163
Distributions to non-controlling interests	—	—	—	—	(8)	(8)
Compensation expense – restricted stock and RSUs	—	1,559	—	—	—	1,559
Net income	—	—	—	16,767	18	16,785
Other comprehensive income	—	—	665	—	—	665
Balances, June 30, 2022	20,281	323,104	925	(29,150)	942	316,102
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,504)	—	(9,504)
Restricted stock unit vesting	65	(65)	—	—	—	—
Repurchases of common stock, net	(75)	(1,747)	—	—	—	(1,822)
Shares issued through dividend reinvestment plan	40	978	—	—	—	1,018
Distributions to non-controlling interests	—	—	—	—	(1)	(1)
Compensation expense – restricted stock and RSUs	—	1,306	—	—	—	1,306
Net income	—	—	—	7,204	17	7,221
Other comprehensive income	—	—	930	—	1	931
Balances, September 30, 2022	$20,311	$323,576	$1,855	$(31,450)	$959	$315,251

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued on Next Page)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$14,716	$33,346
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(5,046)	(16,762)
Increase in net amortization of unbilled rental income	(1,574)	(1,579)
Write-off of unbilled rent receivable	133	—
Amortization and write-off of intangibles relating to leases, net	(698)	(617)
Amortization of restricted stock and RSU compensation expense	4,103	4,190
Equity in loss (earnings) of unconsolidated joint ventures	761	(310)
Distributions of earnings from unconsolidated joint venture	23	170
Depreciation and amortization	18,569	17,718
Amortization and write-off of deferred financing costs	619	917
Payment of leasing commissions	(499)	(1,101)
Decrease (increase) in escrow, deposits, other assets and receivables	4,088	(2,049)
Increase in accrued expenses and other liabilities	887	897
Net cash provided by operating activities	36,082	34,820

Cash flows from investing activities:
Purchase of real estate	(9,229)	(39,888)
Improvements to real estate	(3,887)	(3,529)
Investments in ground leased property	(668)	(499)
Net proceeds from sale of real estate	13,185	30,253
Insurance recovery proceeds due to casualty loss	—	918
Distributions of capital from unconsolidated joint venture	9	—
Net cash used in investing activities	(590)	(12,745)

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(9,284)	(9,601)
Repayment of mortgages payable	(6,735)	(54,585)
Proceeds from mortgage financings	23,450	70,690
Proceeds from bank line of credit	30,900	39,500
Repayments on bank line of credit	(40,200)	(40,200)
Issuance of shares through dividend reinvestment plan	3,283	1,342
Repurchases of common stock, net	(6,599)	(5,240)
Proceeds from sale of common stock, net	—	563
Payment of financing costs	(449)	(839)
Distributions to non-controlling interests	(24)	(42)
Cash distributions to common stockholders	(28,627)	(28,387)
Net cash used in financing activities	(34,285)	(26,799)

Net increase (decrease) in cash, cash equivalents and restricted cash	1,207	(4,724)
Cash, cash equivalents and restricted cash at beginning of year	7,277	16,666
Cash, cash equivalents and restricted cash at end of period	$8,484	$11,942

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$13,939	$12,988
Supplemental disclosure of non-cash investing activity:
Assumption of mortgage payable upon acquisition of property	$4,280	$—
Lease liabilities adjustment from the reassessment of right of use assets	3,366	—
Purchase accounting allocation - intangible lease assets	871	2,816
Purchase accounting allocation - mortgage intangible asset	260	—
Purchase accounting allocation - intangible lease liabilities	(237)	(1,152)

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30,
	2023	2022
Cash and cash equivalents	$5,471	$11,579
Restricted cash included in escrow, deposits and other assets and receivables	3,013	363
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$8,484	$11,942

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2023

NOTE 1 – ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial and retail properties, many of which are subject to long-term net leases. As of September 30, 2023, OLP owns 118 properties, including three properties owned by consolidated joint ventures and three properties owned by unconsolidated joint ventures. The 118 properties are located in 31 states.

NOTE 2 – SUMMARY ACCOUNTING POLICIES

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The Company assesses the fair value of the gross assets acquired based on available market information which utilizes estimated cash flow projections; such inputs are categorized as Level 3 inputs in the fair value hierarchy. In determining fair value, factors considered by management include an evaluation of current market demand, market capitalization rates and discount rates, estimates of carrying costs (e.g., real estate taxes, insurance, other operating expenses), and lost rental revenue during the expected lease-up periods. Management also estimates costs to execute similar leases, including leasing commissions and tenant improvements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2023 (CONTINUED)

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

The Company reviews on a quarterly basis its investments in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered based on the underlying assets of the investment is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the three and nine months ended September 30, 2023 and 2022, there were no such other-than-temporary impairment charges related to the Company’s investments in unconsolidated joint ventures.

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

SEPTEMBER 30, 2023 (CONTINUED)

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

The components of lease revenues are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Fixed lease revenues	$18,872	$18,339	$57,159	$55,085
Variable lease revenues	3,431	2,914	10,048	8,774
Lease revenues (a)	$22,303	$21,253	$67,207	$63,859
(a)	Excludes $243 and $698 of amortization related to lease intangible assets and liabilities for the three and nine months ended September 30, 2023, respectively, and $220 and $617 for the three and nine months ended September 30, 2022, respectively.

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

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due by reviewing the tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. As of September 30, 2023, the Company has assessed the collectability of all recorded lease revenues as probable.

During the nine months ended September 30, 2023, the Company wrote-off, as a reduction to rental income, net, $133,000 of unbilled rent receivable related to its tenant, Bed Bath & Beyond at its Kennesaw, Georgia property, as the tenant filed for Chapter 11 bankruptcy protection and rejected its lease in April 2023.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2023 (CONTINUED)

NOTE 3 – LEASES (CONTINUED)

Minimum Future Rents

As of September 30, 2023, the minimum future contractual rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual rents do not include (i) straight-line rent or amortization of lease intangibles or incentives and (ii) variable lease payments as described above.

From October 1 – December 31, 2023	$18,195
For the year ending December 31,
2024	69,767
2025	65,185
2026	61,088
2027	52,581
2028	41,900
Thereafter	133,228
Total	$441,944

Lessee Accounting

Ground Lease

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The ground lease expires March 3, 2025 and provides for up to four, 5-year renewal options and one seven-month renewal option. As of September 30, 2023, the remaining lease term, including a five-year renewal option deemed exercised, is 6.4 years. The Company recognized lease expense related to this ground lease of $122,000 and $422,000 for the three and nine months ended September 30, 2023, respectively, and $150,000 and $449,000 for the three and nine months ended September 30, 2022, respectively, which is included in Real estate expenses on the consolidated statements of income.

Office Lease

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides for a five-year renewal option. As of September 30, 2023, the remaining lease term, including the renewal option deemed exercised, is 13.3 years. The Company recognized lease expense related to this office lease of $14,000 and $42,000 for each of the three and nine months ended September 30, 2023 and 2022, respectively, which is included in General and administrative expenses on the consolidated statements of income.

Minimum Future Lease Payments

As of September 30, 2023, the minimum future lease payments related to these operating leases are as follows (amounts in thousands):

From October 1 – December 31, 2023	$127
For the year ending December 31,
2024	557
2025	626
2026	627
2027	629
2028	630
Thereafter	1,229
Total undiscounted cash flows	$4,425
Present value discount	(1,039)
Lease liability	$3,386

The lease liability is included in other liabilities on the consolidated balance sheet.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2023 (CONTINUED)

NOTE 4 – REAL ESTATE ACQUISITIONS

The following table details the Company’s real estate acquisitions during the nine months ended September 30, 2023 and the year ended December 31, 2022 (amounts in thousands):

		Contract		Capitalized
	Date	Purchase	Terms of	Transaction
Description of Industrial Property	Acquired	Price	Payment	Costs
Multi-tenant
Blythewood, South Carolina	July 13, 2023	$13,400	Cash and $4,280 mortgage (a)	$109
TOTAL - Nine months ended September 30, 2023		$13,400		$109

Conditioned Air Company of Naples LLC
Fort Myers, Florida	January 5, 2022	$8,100	All cash (b)	$66
Q.E.P. Co., Inc.
Dalton, Georgia	May 12, 2022	17,000	All cash (b)	330
Multi-tenant
Hillside, Illinois	May 16, 2022	5,770	All cash	112
Curaleaf, Inc.
Lexington, Kentucky	June 17, 2022	8,430	Cash and $5,480 mortgage (c)	80
Multi-tenant
Northwood, Ohio	November 15, 2022	8,629	Cash and $6,034 mortgage (d)	87
Multi-tenant
Northwood, Ohio	November 15, 2022	8,561	Cash and $6,034 mortgage (d)	86
TOTAL - Year ended December 31, 2022		$56,490		$761
(a)	Simultaneously with the acquisition of this property, the Company assumed a $4,280 mortgage, bearing an interest rate of 4.60% and maturing in 2029.
(b)	Subsequent to the acquisitions of the Fort Myers, Florida and Dalton, Georgia properties, the Company obtained new mortgage debt of $4,860 and $10,000, bearing interest rates of 3.09% and 3.50% and maturing in 2031 and 2032, respectively.
(c)	Simultaneously with the acquisition of this property, the Company obtained new mortgage debt of $5,480, bearing an interest rate of 3.85% and maturing in 2047.
(d)	Simultaneously with the acquisition of these properties, the Company assumed a $6,034 mortgage encumbering both properties, bearing an interest rate of 3.57% and maturing in 2030.

The following table details the allocation of the purchase price of the real estate acquired during the nine months ended September 30, 2023 (amounts in thousands):

		Building &	Intangible Lease		Mortgage
Description of Property	Land	Improvements	Asset	Liability	Intangible	Total
Multi-tenant
Blythewood, South Carolina	$311	$12,304	$871	$(237)	$260	$13,509
TOTAL - Nine months ended September 30, 2023	$311	$12,304	$871	$(237)	$260	$13,509

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2023 (CONTINUED)

NOTE 5 – SALES OF PROPERTIES

The following table details the Company’s sales of real estate during the nine months ended September 30, 2023 and 2022 (amounts in thousands):

		Gross	Gain on Sale of
Description of Property	Date Sold	Sales Price	Real Estate, Net
TGI Fridays restaurant
Hauppauge, New York	February 28, 2023	$4,200	$1,534
Havertys retail property
Duluth, Georgia	May 31, 2023	6,000	3,180
TGI Fridays restaurant
Greensboro, North Carolina	September 20, 2023	3,250	332
TOTAL - Nine months ended September 30, 2023		$13,450	$5,046	(a)

Wendy's restaurants - 4 properties
Various cities, Pennsylvania	March 22, 2022	$10,000	$4,649
Orlando Baking industrial property
Columbus, Ohio	May 2, 2022	8,500	6,925
Havertys retail property
Fayetteville, Georgia (b)	June 17, 2022	4,800	1,125
Vacant retail property
Columbus, Ohio	August 8, 2022	8,300	4,063
TOTAL - Nine months ended September 30, 2022		$31,600	$16,762	(c)
(a)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $190 of other assets and receivables and $123 of unbilled rent receivable.
(b)	In connection with this sale, the Company paid off the $1,563 mortgage.
(c)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $519 of unbilled rent receivable and $4 of net unamortized intangible lease liabilities and assets.

From August 2023 through October 2023, the Company entered into contracts to sell one restaurant and two retail properties for an aggregate sales price of approximately $13,800,000. The buyers’ rights to terminate the contracts without penalty expires by early November 2023. The Company anticipates recognizing an aggregate gain on sale of real estate, net, of approximately $6,000,000 to $7,000,000 on the consolidated statement of income during the three months ending December 31, 2023.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2023 (CONTINUED)

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

As of September 30, 2023, the VIE’s maximum exposure to loss was $17,012,000 which represented the carrying amount of the land. In purchasing the property in 2016, the owner/operator obtained a mortgage for $67,444,000 from a third party which, together with the Company’s purchase of the land, provided substantially all of the funds to acquire the multi-family property. The Company provided its land as collateral for the owner/operator’s mortgage loan; accordingly, the land position is subordinated to the mortgage. The mortgage balance was $63,887,000 as of September 30, 2023.

Pursuant to the ground lease, as amended in November 2020, the Company agreed, in its discretion, to fund 78% of (i) any operating expense shortfalls at the property and (ii) any capital expenditures required at the property. The Company funded $697,000 during the year ended December 31, 2022 and $668,000 during the nine months ended September 30, 2023. These amounts are included as part of the carrying amount of the land.

The Company’s ground lease tenant was a plaintiff/claimant in various legal proceedings (the “Proceedings”) against, among others, the developer of such apartment complex alleging, among other things, that the buildings’ construction was flawed. The Proceedings were settled in the quarter ended December 31, 2022 and although the Company was not a party to the Proceedings, pursuant to the lease with the tenant, the Company received $4,642,000 from the settlement. At December 31, 2022, $4,626,000 of such sum was accrued as rental income, net on the consolidated statement of income and as other receivables on the consolidated balance sheet.

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

SEPTEMBER 30, 2023 (CONTINUED)

NOTE 6 – VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITY AND CONSOLIDATED JOINT VENTURES (CONTINUED)

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	September 30,	December 31,
	2023	2022
Land	$10,365	$10,365
Buildings and improvements, net of accumulated depreciation of $6,235 and $5,670, respectively	17,929	17,870
Cash	829	1,163
Unbilled rent receivable	1,059	1,111
Unamortized intangible lease assets, net	419	472
Escrow, deposits and other assets and receivables	856	772
Mortgages payable, net of unamortized deferred financing costs of $120 and $152, respectively	17,960	18,500
Accrued expenses and other liabilities	650	711
Unamortized intangible lease liabilities, net	392	424
Accumulated other comprehensive income	9	22
Non-controlling interests in consolidated joint ventures	1,010	972

As of September 30, 2023 and December 31, 2022, MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in two consolidated joint ventures in which the Company has aggregate equity investments of approximately $4,475,000 and $4,563,000, respectively.

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and, in the event of a sale of, or refinancing of the mortgage encumbering, the property owned by such venture, the distributions to the Company may be less than that implied by the Company’s equity ownership interest in the venture.

NOTE 7 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of September 30, 2023 and December 31, 2022, the Company participated in three unconsolidated joint ventures, each of which owns and operates one property; the Company’s equity investment in these ventures totaled $9,607,000 and $10,400,000, respectively. The Company recorded equity in loss of $905,000 and $761,000 for the three and nine months ended September 30, 2023, respectively, and equity in earnings of $82,000 and $310,000 for the three and nine months ended September 30, 2022, respectively. Included in equity in loss for the three and nine months ended September 30, 2023 is an impairment charge of $850,000 related to our Manahawkin, New Jersey joint venture property (see discussion below).

As of September 30, 2023 and December 31, 2022, MCB and the Company are partners in an unconsolidated joint venture in which the Company’s equity investment is approximately $8,042,000 and $8,963,000, respectively.

Impairment and Sale of Manahawkin, New Jersey Property

On September 8, 2023, the Company and its joint venture partner entered into a contract to sell its joint venture property located in Manahawkin, New Jersey for $36,500,000. As a result, the joint venture recorded an impairment charge of $1,699,000, of which the Company’s 50% share was $850,000 and is recorded within Equity in loss from unconsolidated joint ventures on the consolidated statements of income for the three and nine months ended September 30, 2023. The Company anticipates the property will be sold during the three months ending December 31, 2023.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2023 (CONTINUED)

NOTE 8 – DEBT OBLIGATIONS

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	September 30,	December 31,
	2023	2022
Mortgages payable, gross	$420,886	$409,175
Unamortized deferred financing costs	(3,321)	(3,355)
Unamortized mortgage intangible assets (a)	(838)	(658)
Mortgages payable, net	$416,727	$405,162
(a)	In connection with the assumption of below-market mortgages upon the acquisition of the Northwood, Ohio and Blythewood, South Carolina properties (see Note 4).

The following table sets forth, as of September 30, 2023, scheduled principal repayments with respect to the Company’s mortgage debt during the three months ending December 31, 2023 and for each of the subsequent twelve months through maturity (amounts in thousands):

	2023	2024	2025	2026	2027	Thereafter	Total
Amortization payments	$3,150	$11,732	$10,449	$10,348	$9,241	$41,844	$86,764
Principal due at maturity	6,238	50,695	32,063	19,179	38,524	187,423	334,122
Total	$9,388	$62,427	$42,512	$29,527	$47,765	$229,267	$420,886

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

The facility, which matures December 31, 2026, provides for an interest rate equal to 30-day SOFR plus an applicable margin ranging from 175 basis points to 275 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility. The applicable margin was 175 basis points at September 30, 2023 and 2022. An unused facility fee of .25% per annum applies to the facility. The weighted average interest rate on the facility was approximately 6.60% and 2.74% for the nine months ended September 30, 2023 and 2022, respectively. The Company was in compliance with all covenants at September 30, 2023.

The following table details the Line of credit, net, balances per the consolidated balance sheets (amounts in thousands):

	September 30,	December 31,
	2023	2022
Line of credit, gross	$12,500	$21,800
Unamortized deferred financing costs	(594)	(732)
Line of credit, net	$11,906	$21,068

At September 30, 2023 and November 1, 2023, $87,500,000 and $77,500,000, respectively, was available to be borrowed under the facility, including an aggregate of up to $36,000,000 and $26,000,000, respectively, available for renovation and operating expense purposes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2023 (CONTINUED)

NOTE 9 – RELATED PARTY TRANSACTIONS

Compensation and Services Agreement

Pursuant to the compensation and services agreement with Majestic Property Management Corp. (“Majestic”), Majestic provides the Company with certain (i) executive, administrative, legal, accounting, clerical, property management, property acquisition, consulting (i.e., sale, leasing, brokerage, and mortgage financing), and construction supervisory services (collectively, the “Services”) and (ii) facilities and other resources. Majestic is wholly-owned by the Company’s vice- chairman and it provides compensation to several of the Company’s executive officers.

In consideration for the Services, the Company paid Majestic $812,000 and $2,501,000 for the three and nine months ended September 30, 2023, respectively, and $763,000 and $2,289,000 for the three and nine months ended September 30, 2022, respectively. Included in these amounts are fees for property management services of $360,000 and $1,146,000 for the three and nine months ended September 30, 2023, respectively, and $333,000 and $999,000 for the three and nine months ended September 30, 2022, respectively. The amounts paid for property management services are based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic with respect to properties managed by third parties. The Company also paid Majestic, pursuant to the compensation and services agreement, $79,000 and $238,000 for the three and nine months ended September 30, 2023 and 2022, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies.

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and restricted stock units (“RSUs”) under the Company’s stock incentive plans (described in Note 11). The related expense charged to the Company’s operations was $594,000 and $1,879,000 for the three and nine months ended September 30, 2023, respectively, and $640,000 and $1,927,000 for the three and nine months ended September 30, 2022, respectively.

The amounts paid under the compensation and services agreement (except for the property management services which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income.

Joint Venture Partners and Affiliates

The Company paid an aggregate of $22,000 and $69,000 for the three and nine months ended September 30, 2023, respectively, and $19,000 and $60,000 for the three and nine months ended September 30, 2022, respectively, to its consolidated joint venture partner or their affiliates (none of whom are officers, directors, or employees of the Company) for property management services, which are included in Real estate expenses on the consolidated statements of income.

The Company’s unconsolidated joint ventures paid management fees of $31,000 and $89,000 for the three and nine months ended September 30, 2023, respectively, and $32,000 and $101,000 for the three and nine months ended September 30, 2022, respectively, to the other partner of the ventures, which increased Equity in loss on the consolidated statements of income by $16,000 and $44,000 for the three and nine months ended September 30, 2023, respectively, and reduced Equity in earnings by $16,000 and $51,000 for the three and nine months ended September 30, 2022, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2023 (CONTINUED)

NOTE 9 – RELATED PARTY TRANSACTIONS (CONTINUED)

Other

During 2023 and 2022, the Company paid quarterly fees of (i) $78,250 to the Company’s chairman and (ii) $31,300 to the Company’s vice-chairman. These fees are included in General and administrative expenses on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party, and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties. Amounts reimbursed to Gould Investors were $1,093,000 during the three and nine months ended September 30, 2023 and $586,000 during the three and nine months ended September 30, 2022. Included in Real estate expenses on the consolidated statements of income is insurance expense of $363,000 and $613,000 for the three and nine months ended September 30, 2023, respectively, and $187,000 and $793,000 for the three and nine months ended September 30, 2022, respectively, of amounts reimbursed to Gould Investors in prior periods. The balance of amounts reimbursed to Gould Investors represents prepaid insurance and is included in Other Assets on the consolidated balance sheets.

NOTE 10 – EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing net income allocable to common stockholders for each period by the weighted average number of shares of common stock outstanding during the applicable period. Net income is also allocated to the unvested restricted stock outstanding during each period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of September 30, 2023, the shares of common stock underlying the RSUs (see Note 11) are excluded from the basic earnings per share calculation, as these units are not participating securities until they vest and are issued.

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

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator for basic and diluted earnings per share:
Net income	$2,769	$7,221	$14,716	$33,346
Deduct net income attributable to non-controlling interests	(22)	(17)	(64)	(52)
Deduct earnings allocated to unvested restricted stock (a)	(321)	(320)	(971)	(1,134)
Net income available for common stockholders: basic and diluted	$2,426	$6,884	$13,681	$32,160
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	20,567	20,340	20,552	20,361
Effect of dilutive securities: RSUs	29	76	46	111
Denominator for diluted earnings per share:
Weighted average number of shares	20,596	20,416	20,598	20,472

Earnings per common share, basic	$.12	$.34	$.67	$1.58
Earnings per common share, diluted	$.12	$.34	$.66	$1.57
(a)	Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2023 (CONTINUED)

NOTE 10 – EARNINGS PER COMMON SHARE (CONTINUED)

The following table identifies the number of shares of common stock underlying the RSUs that are included in the calculation, on a diluted basis, of the weighted average number of shares of common stock for such periods:

Three and Nine Months Ended September 30, 2023:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
July 1, 2023 (c)	85,250	23,839	—	23,839	61,411
July 1, 2022 (c)	85,350	35,344	—	35,344	50,006
August 3, 2021 (c)	80,700	39,811	—	39,811	40,889
Totals	251,300	98,994	—	98,994	152,306

Three and Nine Months Ended September 30, 2022:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
July 1, 2022 (c)	85,350	20,210	—	20,210	65,140
August 3, 2021 (c)	80,700	40,350	—	40,350	40,350
August 3, 2020 (d)	75,026	37,513	37,513	75,026	—
Totals	241,076	98,073	37,513	135,586	105,490
(a)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is September 30 of the applicable period.
(b)	Excluded as the applicable conditions had not been met for these shares at the applicable measurement dates.
(c)	The RSUs awarded in 2023, 2022 and 2021 vest, subject to satisfaction of the applicable market and/or performance conditions, as of June 30, 2026, 2025 and 2024, respectively (see Note 11).
(d)	With respect to the RSUs awarded August 3, 2020, 74,988 shares were deemed to have vested and the balance of 38 shares were forfeited in June 2023. The 74,988 vested shares were issued in August 2023 (see Note 11).

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

The following details the shares subject to awards that are outstanding under the Plans as of September 30, 2023:

	2022	2019	2016
	Incentive Plan	Incentive Plan (a)	Incentive Plan (a)
Restricted stock	149,335	426,675	136,650
RSUs	170,600	80,700	—
Totals	319,935	507,375	136,650
(a)	No additional awards may be granted under such plan.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2023 (CONTINUED)

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

The following table reflects the activities involving RSUs during the indicated years:

	2023 (a)	2022	2021	2020
RSUs granted (b)	85,250	85,350	80,700	75,026
RSUs vested	—	—	—	74,988	(c)
RSUs forfeited	—	—	—	38	(d)
RSUs outstanding	85,250	85,350	80,700	—
Vesting Date (e) (f)	6/30/2026	6/30/2025	6/30/2024	6/30/2023
(a)	These shares were granted in July 2023.
(b)	The shares underlying the RSUs are excluded from the shares shown as outstanding on the balance sheet until they have vested and been issued.
(c)	Such shares were issued in August 2023.
(d)	Such shares were forfeited due to the retirement of a plan participant prior to the end of the performance period.
(e)	Generally, the recipient must maintain a relationship with the Company during the applicable three-year performance cycle.
(f)	RSUs vest upon satisfaction of metrics related to average annual total stockholder return (“TSR Metric”) and average annual return on capital (“ROC Metric”; together with the TSR Metric, the “Metrics”) and are issued to the extent the Compensation Committee determines that the Metrics with respect to the vesting of such shares have been satisfied.

The specific metrics and other material terms and conditions of the RSUs are as follows:

			Performance Criteria (a)
Year RSU Granted	Metric	Weight	Minimum	Maximum
2020 (b)	ROC Metric (c)	50%	Average annual of at least 7.0%	Average annual of at least 9.75%
	TSR Metric (d)	50%	Average annual of at least 7.0%	Average annual of at least 12.0%
2021 - 2023 (e) (f)	ROC Metric (c)	50%	Average annual of at least 6.0%	Average annual of at least 8.75%
	TSR Metric (d)	50%	Average annual of at least 6.0%	Average annual of at least 11.0%
(a)	If the average annual ROC or TSR falls between the applicable minimum and maximum performance criteria, a pro-rata portion of such units, as applicable, vest.
(b)	Such RSUs are not entitled to voting or dividend rights.
(c)	The ROC Metrics meet the definition of a performance condition. Fair value is based on the market value on the date of grant. For ROC Awards, the Company does not recognize expense when performance conditions are not expected to be met; such performance assumptions are re-evaluated quarterly.
(d)	The TSR Metrics meet the definition of a market condition. A third-party appraiser prepares a Monte Carlo simulation pricing model to determine the fair value of such awards, which is recognized ratably over the three-year service period. For the 2023 TSR awards, the per unit or share fair value was estimated using the following assumptions: an expected life of three years, a dividend rate of 8.72%, a risk-free interest rate of 4.42% - 5.28% and an expected volatility of 28.69% - 30.05%.
(e)	Such RSUs are (i) not entitled to voting rights and (ii) upon vesting, the holders receive an amount equal to the dividends that would have been paid on the underlying shares had such shares been outstanding during the three-year performance cycle.
(f)	As of September 30, 2023 and December 31, 2022, the Company accrued an aggregate of $385,000 and $210,000 of dividend equivalents, respectively, for the 2023, 2022 and 2021 RSUs based on the number of shares that would have been issued, underlying such RSUs, using performance and market assumptions determined at such dates.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2023 (CONTINUED)

NOTE 11 – STOCKHOLDERS’ EQUITY (CONTINUED)

As of September 30, 2023, based on performance and market assumptions, the fair value of the RSUs granted in 2023, 2022 and 2021 is $979,000, $1,400,000 and $1,822,000, respectively. Recognition of such deferred compensation will be charged to General and administrative expense over the respective three-year performance cycles.

The following is a summary of the activity of the Plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Restricted stock grants:
Number of shares	—	—	152,955	153,575
Average per share grant price	$—	$—	$22.09	$33.75
Deferred compensation to be recognized over vesting period	$—	$—	$3,379,000	$5,183,000

Number of non-vested shares:
Non-vested beginning of the period	712,920	712,375	712,375	706,450
Grants	—	—	152,955	153,575
Vested during the period	—	—	(152,300)	(146,900)
Forfeitures	(260)	—	(370)	(750)
Non-vested end of the period	712,660	712,375	712,660	712,375

RSU grants:
Number of underlying shares	85,250	85,350	85,250	85,350
Average per share grant price	$20.32	$26.44	$20.32	$26.44
Deferred compensation to be recognized over vesting period	$979,000	$1,352,000	$979,000	$1,352,000

Number of non-vested shares:
Non-vested beginning of the period	166,050	155,726	241,076	230,752
Grants	85,250	85,350	85,250	85,350
Vested during the period	—	—	(74,988)	(64,488)
Forfeitures	—	—	(38)	(10,538)
Non-vested end of the period	251,300	241,076	251,300	241,076

Restricted stock and RSU grants (based on grant price):
Weighted average per share value of non-vested shares	$25.91	$26.26	$25.91	$26.26
Value of stock vested during the period	$—	$—	$5,165,000	$5,535,000
Weighted average per share value of shares forfeited during the period	$25.85	$—	$25.47	$29.12

Total charge to operations:
Outstanding restricted stock grants	$923,000	$951,000	$3,051,000	$3,106,000
Outstanding RSUs	288,000	355,000	1,052,000	1,084,000
Total charge to operations	$1,211,000	$1,306,000	$4,103,000	$4,190,000

As of September 30, 2023, total compensation costs of $8,557,000 and $2,184,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average remaining vesting period is 2.3 years for the restricted stock and 1.8 years for the RSUs. The Company recognizes the effect of forfeitures on restricted stock awards and RSUs when they occur, and previously recognized compensation expense is reversed in the period the grant or unit is forfeited.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2023 (CONTINUED)

NOTE 11 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Dividend

On September 20, 2023, the Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company’s common stock, totaling approximately $9,505,000, payable to stockholders of record at the close of business on October 3, 2023. The quarterly dividend was paid on October 11, 2023; $8,072,000 was paid in cash and the balance of such dividend payment was satisfied through the issuance of 78,000 shares under the Company’s dividend reinvestment plan.

Dividend Reinvestment Plan

The Company’s Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price (as such price is calculated pursuant to the DRP). The discount is currently being offered at 3%. Under the DRP, the Company issued approximately 56,000 and 155,000 shares of common stock during the three and nine months ended September 30, 2023, respectively, and 40,000 and 51,000 shares of common stock during the three and nine months ended September 30, 2022, respectively.

Stock Repurchase Program

Pursuant to a stock repurchase plan entered into in 2022, as amended (the “2022 Repurchase Plan”), the Board of Directors authorized the repurchase of up to $7,720,000 of shares of the Company’s common stock in open-market, through privately negotiated transactions or otherwise. During the three and nine months ended September 30, 2023, the Company repurchased approximately 262,000 and 335,000 shares of common stock, for $5,144,000 and $6,599,000, net of commissions of $16,000 and $20,000, respectively. During the three and nine months ended September 30, 2022, the Company repurchased approximately 75,000 and 208,000 shares of common stock, for $1,822,000 and $5,214,000, net of commissions of $5,000 and $12,000, respectively. In October 2023, the Company repurchased, pursuant to the 2022 Repurchase Plan, approximately 62,000 shares of common stock, for $1,122,000, net of commissions of $4,000. No more shares may be repurchased pursuant to the 2022 Repurchase Plan.

In October 2023, the Board of Directors approved a new share repurchase plan (the “2023 Repurchase Plan”) authorizing the repurchase of up to $10,000,000 of shares of the Company’s common stock in open-market, through privately negotiated transactions or otherwise. In October 2023, pursuant to the 2023 Repurchase Plan, the Company repurchased approximately 71,000 shares of common stock, for $1,345,000, net of commissions of $4,000. After giving effect to such repurchases, the Company is authorized to repurchase approximately $8,655,000 of shares of common stock pursuant to the 2023 Repurchase Plan.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2023 (CONTINUED)

NOTE 12 – FAIR VALUE MEASUREMENTS (CONTINUED)

The fair value and carrying amounts of the Company’s mortgages payable are as follows (dollars in thousands):

	September 30,	December 31,
	2023	2022
Fair value of mortgages payable (a)	$381,284	$378,943
Carrying value of mortgages payable, gross	$420,886	$409,175
Fair value less than the carrying value	$(39,602)	$(30,232)
Blended market interest rate (a)	6.67%	5.87%
Weighted average interest rate	4.18%	4.10%
Weighted average remaining term to maturity (years)	6.0	6.5
(a)	Estimated using unobservable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

At September 30, 2023 and December 31, 2022, the carrying amount of the Company’s line of credit (before unamortized deferred financing costs) of $12,500,000 and $21,800,000, respectively, approximates its fair value.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair Value on a Recurring Basis

As of September 30, 2023, the Company had in effect 16 interest rate derivatives, all of which were interest rate swaps, related to 16 outstanding mortgage loans with an aggregate $41,054,000 notional amount maturing between 2023 and 2026 (weighted average remaining term to maturity of 1.1 years). The Company’s objective in using interest rate swaps is to add stability to interest expense. These interest rate swaps, all of which were designated as cash flow hedges, converted SOFR based variable rate mortgages to fixed annual rate mortgages (with interest rates ranging from 2.97% to 4.60% and a weighted average interest rate of 3.97% at September 30, 2023). The Company does not use derivatives for trading or speculative purposes.

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This fair value analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the associated credit valuation adjustments use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of September 30, 2023, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy. The Company does not currently own any financial instruments that are measured on a recurring basis and that are classified as Level 1 or 3.

The fair value of the Company’s derivative financial instruments was determined to be the following (amounts in thousands):

		Carrying and	Balance Sheet
	As of	Fair Value	Classification
Financial assets: Interest rate swaps	September 30, 2023	$1,338	Other assets
	December 31, 2022	1,811

As of September 30, 2023 and December 31, 2022, there were no derivatives in a liability position.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2023 (CONTINUED)

NOTE 12 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Amount of gain recognized on derivatives in other comprehensive income	$133	$931	$500	$2,886
Amount of reclassification from Accumulated other comprehensive income into Interest expense	340	—	975	(485)

During the twelve months ending September 30, 2024, the Company estimates an additional $1,005,000 will be reclassified from Accumulated other comprehensive income as a decrease to Interest expense.

The derivative agreements in effect at September 30, 2023 provide that if the wholly-owned subsidiary of the Company which is a party to such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for such swap breakage losses.

NOTE 13 – OTHER INCOME

Settlement of Litigation

During the nine months ended September 30, 2022, the Company received $5,388,000 in connection with the settlement of a lawsuit which was recognized as Income on settlement of litigation on the consolidated statement of income.

Insurance Recovery on Hurricane Casualty

During the nine months ended September 30, 2022, the Company recognized a gain on insurance recovery of $918,000, which is included in Other income on the consolidated statement of income, related to hurricane damage to one of its properties in 2020. No such gain was recognized during the three and nine months ended September 30, 2023.

NOTE 14 – NEW ACCOUNTING PRONOUNCEMENT

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which was amended in December 2022 by ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This Topic contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. As of September 30, 2023, the Company has converted all its LIBOR-indexed debt and derivatives to SOFR-based indexes. For all derivative financial instruments designated as effective hedges, the Company utilized the elective relief in Topic 848 which allows for the continuation of hedge accounting through the transition process.

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

The uncertainties, risks and factors which may cause actual results to differ materially from current expectations include, but are not limited to:

●	the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies;
●	adverse changes and disruption in the retail, restaurant, theater and health and fitness sectors, which impacts our tenants’ ability to pay rent and expense reimbursement;
●	loss or bankruptcy of one or more of our tenants, and bankruptcy laws that limits our remedies if a tenant becomes bankrupt and rejects its lease;
●	the level and volatility of interest rates, which adversely affects our ability to acquire properties and refinance maturing mortgage debt;
●	general economic and business conditions and developments, including those currently affecting or that affects our economy;
●	general and local real estate conditions, including any changes in the value of our real estate;
●	our ability to renew or re-lease space as leases expire;
●	our ability to pay dividends;
●	changes in governmental laws and regulations relating to real estate and related investments;
●	compliance with credit facility and mortgage debt covenants;
●	the availability of, and costs associated with, sources of capital and liquidity;
●	competition in our industry;
●	technological changes, such as autonomous vehicles, reconfiguration of supply chains, robotics, 3D printing or other technologies;
●	natural disasters, epidemics, pandemics or outbreak of infectious disease, such as COVID-19, and other potentially catastrophic events such as acts of war and/or terrorism; and
●	the other risks, uncertainties and factors described in the reports and documents we file with the SEC including the risks, uncertainties and factors described in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) under the caption “Item 1A. Risk Factors” for a discussion of certain factors which may cause actual results to differ materially from current.

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

Challenges and Uncertainties Facing Certain Tenants and Properties

As more fully described in (i) our Annual Report, and in particular, the sections thereof entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and (ii) our Quarterly Reports on Form 10-Q for the periods ended March 31, 2023 and June 30, 2023, and in particular, the sections thereof entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “Quarterly Reports”; and together with the Annual Report, the “Reports”), we face challenges due to the volatile economic environment, and certain of our properties and tenants (including Regal Cinemas, our Manahawkin, New Jersey property (the “Manahawkin Property”), The Vue Apartments, LA Fitness, and Party City) face various challenges. Our cash flow and profitability will be adversely impacted if the issues with respect to the challenged tenants/properties identified in the Reports (including this Quarterly Report on Form 10-Q) are not resolved in a satisfactory manner. There have been no material changes to the status of such tenants/properties from that described in our Reports except as described below:

Manahawkin Property

On September 8, 2023, the joint venture (the “Venture”) in which we have a 50% interest and that owns a multi-tenant shopping center in Manahawkin, New Jersey entered into a contract to sell this property to an unaffiliated third-party for a sales price of approximately $36.5 million, subject to customary closing adjustments and prorations. We anticipate that the transaction will be completed in the quarter ending December 31, 2023, subject to the satisfaction of customary closing conditions (including the purchaser’s right to terminate the contract without penalty if it is not satisfied with the results of its due diligence investigation with respect to environmental and title matters), and that the net proceeds to us from the sale, ranging from approximately $6.0 million to $8.0 million (after giving effect to the repayment of our $10.4 million share of mortgage debt on this property), will be used to pay down our credit facility indebtedness. We expect to recognize a nominal gain from this sale when it is completed.

In connection with entering into this contract, the Venture recorded an impairment charge of $1.7 million, of which our 50% share was $850,000, which was recorded in Equity in loss from unconsolidated joint ventures for the three and nine months ended September 30, 2023.

During the nine months ended September 30, 2023, 2022 and 2021, we recognized $(889,000), $168,000 and $(77,000) of equity in earnings (loss) from the Venture, and the results for such periods included $51,000, $81,000 and $0, respectively, of repayments from Regal Cinemas of amounts previously deferred due to the COVID-19 pandemic.

No assurance can be provided that this sale will be completed, and if it is not completed, we will be adversely impacted.

LA Fitness

LA Fitness leases from us three properties pursuant to three separate leases, including a 38,000 square foot health and fitness facility in Hamilton, Ohio. Effective as of October 12, 2023, we and LA Fitness amended the lease at the Hamilton, Ohio property (which lease had been scheduled to expire in November 2023), which, effective as of December 1, 2023, provides (i) that the property will be leased on a month-to-month basis with a mutual right to terminate on 90 days’ notice; (ii) that we are responsible for, among other things, real estate taxes and common area maintenance expenses; and (iii) for a $30,000 monthly gross rent (compared to the monthly base rent of $66,000 paid during 2023). This property accounted, during the nine months ended September 30, 2023, for (i) $702,000 of rental income and (ii) $142,000, $144,000 and $157,000 of interest expense, real estate operating expense and depreciation and amortization expense, respectively. As a result of this lease amendment, our rental income from this property will be significantly reduced, our real estate expenses will increase, and there is uncertainty as to whether this property will generate positive cash flow.

At September 30, 2023, the unbilled rent receivable, tenant origination cost and mortgage debt with respect to this property was $7,000, $6,000 and $4.0 million, respectively.  The mortgage debt is scheduled to mature in December 2023 and although we are in discussions with the lender for an extension of the maturity date, we can provide no assurance that the lender will agree to same. If the lender does not extend the maturity date and we do not have sufficient available cash, we will be adversely affected if we (i) pay off the mortgage debt with funds from our credit facility, or (ii) surrender the property to the lender.

If LA Fitness vacates this property, it may be difficult, due to the presence of another health and fitness facility located nearby, to re-lease this property to another health and fitness operator, and if we are unable to re-lease this property to such an operator, it may be costly to reconfigure the space for use other than as a fitness facility.

NYC

The City of New York is a tenant at a 66,000 square foot office building in Brooklyn, New York. Although the lease expired on or about October 15, 2023, we and representatives of the tenant have signed a term sheet to extend the lease through October 2028 with the tenant having the right to terminate the lease beginning October 2027 on six months’ notice. The extension would be at a base annual rent of approximately $1.3 million, slightly higher than the annual rent the tenant is currently paying. The term sheet is non-binding and subject to the execution of more formal documentation which we anticipate will take several months to complete. There is no mortgage debt on the property, and the tenant is generally responsible for the expenses of operating the property. We can provide no assurance that the proposed lease will be signed, and if it is not, we will be adversely affected by the loss of rental income and the expenses associated with maintaining the property.

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

We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial and retail properties, and to a lesser extent, health and fitness, restaurant, theater, and other properties, many of which are subject to long-term net leases. As of September 30, 2023, we own 118 properties (including three properties owned by consolidated joint ventures and three properties owned by unconsolidated joint ventures) located in 31 states. Based on square footage, our occupancy rate at September 30, 2023 is approximately 97.5%.

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

Our 2023 contractual base rent is approximately $71.0 million and represents, after giving effect to any abatements, concessions, deferrals or adjustments, the base rent payable to us during the twelve months ending September 30, 2024 under leases in effect at September 30, 2023. Included in such contractual rental income is an aggregate of $1.3 million related to five properties which we expect to sell by December 31, 2023 (see – Contracted and Contemplated Dispositions below). Excluded from such contractual rental income is an aggregate of $4.1 million comprised of: (i) subject to the property generating specified levels of positive operating cash flow, $1.3 million of estimated variable lease payments from The Vue, a multi-family complex which ground leases the underlying land from us and as to which there is uncertainty as to when and whether the tenant will resume paying rent, (ii) $1.3 million representing our share of the base rent payable to our joint ventures (which includes $1.1 million from the Manahawkin Property), and (iii) approximately $678,000 of straight-line rent and $837,000 of amortization of lease-related intangibles.

The following table sets forth scheduled expirations of leases for our properties as of September 30, 2023 for the periods indicated below:

Lease Expiration (1)	Number of	Approximate Square	Contractual	Contractual Base Rent
12 Months Ending	Expiring	Footage Subject to	Base Rent Under	Represented by
September 30,	Leases	Expiring Leases (2)	Expiring Leases	Expiring Leases
2024	21	725,328	$2,452,169	3.5%
2025	16	869,992	6,306,644	8.9
2026	14	726,371	4,648,016	6.5
2027	32	2,030,123	13,341,600	18.8
2028	23	1,150,238	7,577,443	10.7
2029	13	1,520,909	8,412,622	11.8
2030	11	655,220	5,679,316	8.0
2031	10	1,076,905	6,140,851	8.6
2032	7	264,231	2,338,103	3.3
2033	16	944,907	9,433,200	13.3
2034 and thereafter	10	881,476	4,662,020	6.6
	173	10,845,700	$70,991,984	100.0%
(1)	Lease expirations assume tenants do not exercise existing renewal or termination options.
(2)	Excludes an aggregate of 132,685 square feet of vacant space.

ATM Program

In September 2023, we entered into a new at-the-market equity distribution agreement with B. Riley Securities, Inc. pursuant to which we may sell up to $50 million of shares of our common stock.

Property Transactions During the Three Months Ended September 30, 2023

On July 13, 2023, we acquired a multi-tenant industrial property located in Blythewood, South Carolina for a purchase price of $13.4 million, including the assumption of $4.3 million of mortgage debt with an interest rate of 4.60% and maturing in June 2029. This property contributed $268,000 and $251,000 to rental income and total operating expenses, respectively, in the nine months ended September 30, 2023.

On September 20, 2023, we sold a restaurant property in Greensboro, North Carolina for a gross sales price of $3.3 million and recognized a gain of $332,000 from this sale. This property contributed $180,000 and $188,000 to rental income and $29,000 and $29,000 to total operating expenses in the nine months ended September 30, 2023 and 2022, respectively.

Stock Repurchase Program

During the three months ended September 30, 2023, pursuant to a stock repurchase plan adopted in 2022, as amended (the “2022 Repurchase Plan”), we repurchased approximately 262,000 shares of common stock for approximately $5.1 million. In October 2023, we repurchased, pursuant to the 2022 Repurchase Plan, approximately 62,000 shares of common stock for approximately $1.1 million. No more shares may be repurchased pursuant to the 2022 Repurchase Plan.

In October 2023, the Board of Directors approved a new share repurchase plan (the “2023 Repurchase Plan”) authorizing the repurchase of up to $10.0 million of shares of our common stock. Pursuant to the 2023 Repurchase Plan, through October 16, 2023 we repurchased approximately 71,000 shares of common stock for approximately $1.3 million. After giving effect to such repurchases, we are authorized to repurchase approximately $8.7 million of shares of our common stock.

We anticipate that due to the uncertain acquisition environment, and the current price of our common stock, that, in the near term, we will continue to repurchase our common stock.

Contracted and Contemplated Dispositions

From July 1, 2023 through November 1, 2023, we entered into contracts to sell three restaurant and two retail properties (excluding the TGI Fridays restaurant we sold in Greensboro, North Carolina and the Manahawkin Property) for an aggregate sales price of approximately $18.9 million. The buyers’ rights to terminate the contracts without penalty expire through December 2023. During the nine months ended September 30, 2023, these five properties generated $975,000 in aggregate of rental income and $42,000 and $189,000 of real estate expense and depreciation and amortization expense, respectively. Set forth below is information regarding these five properties, as of September 30, 2023, presented on an aggregate basis:

Weighted average remaining lease term: 9.7 years

Estimated gain on sale: $7.0 million to $8.0 million

Estimated sales proceeds, net of transactions costs: $16.0 million to $18.0 million

We anticipate that these transactions will close in the quarter ending December 31, 2023 and that the net proceeds therefrom will be used to pay down our credit facility indebtedness. We can provide no assurance that these transactions will be completed.

We also anticipate that over the next several months we may sell several additional retail properties and that the net proceeds therefrom will be used to pay down our credit facility indebtedness. These contemplated sales, if completed, will reduce our operating cash flow, and over the long term may reduce our ability to pay dividends.

Challenges Presented by Increasing or Prevailing Interest Rates

From October 1, 2023 through December 31, 2024, we have $56.9 million of mortgage debt maturing with a weighted average interest rate of 4.4%. If interest rates increase or continue at current levels, we may be required to refinance (including any cash-out refinancing) such mortgage debt on terms less favorable than those currently in effect (i.e., at higher interest rates) which will adversely affect our cash flow and profitability.

Results of Operations

Total revenues

The following table compares total revenues for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Dollars in thousands)	2023	2022	(Decrease)	% Change	2023	2022	(Decrease)	% Change
Rental income, net	$22,546	$21,473	$1,073	5.0	$67,905	$64,476	$3,429	5.3
Lease termination fees	—	—	—	—	—	25	(25)	(100.0)
Total revenues	$22,546	$21,473	$1,073	5.0	$67,905	$64,501	$3,404	5.3

Rental income, net.

The following table details the components of rental income, net, for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Dollars in thousands)	2023	2022	(Decrease)	% Change	2023	2022	(Decrease)	% Change
Acquisitions (1)	$1,471	$733	$738	100.7	$3,836	$1,249	$2,587	207.1
Dispositions (2)	55	213	(158)	(74.2)	397	1,252	(855)	(68.3)
Same store (3)	21,020	20,527	493	2.4	63,672	61,975	1,697	2.7
Rental income, net	$22,546	$21,473	$1,073	5.0	$67,905	$64,476	$3,429	5.3
(1)	Represents rental income from properties acquired since January 1, 2022.
(2)	Represents rental income from properties sold since January 1, 2022.
(3)	Represents rental income from 108 properties that were owned for the entirety of the periods presented.

Changes at same store properties

The increases in same store rental income during the three and nine months ended September 30, 2023 are due primarily to increases of:

-	$521,000 and $1.4 million, respectively, of rental income from various lease amendments and extensions at our properties,

-	$123,000 and $754,000, respectively, of rental income due to new tenants at various properties, and

-	$299,000 and $606,000, respectively, in tenant reimbursements, of which $258,000 and $403,000, respectively, relates to operating expenses generally incurred in the same period, and for the nine months ended September 30, 2023, $203,000 relates to real estate taxes.

The increases were offset during the three and nine months ended September 30, 2023 due to the inclusion, in the corresponding 2022 periods, of:

-	$163,000 and $491,000, respectively, of rental income from leases that expired in 2022 and 2023 at several properties,

-	$143,000 and $318,000, respectively, from Bed Bath & Beyond - Kennesaw, Georgia which filed for bankruptcy (including the write-off, during the nine months ended September 30, 2023, of the $133,000 unbilled rent receivable balance), and

-	$145,000 and $257,000, respectively, of rental income from our wholly-owned Regal Cinemas properties due to lease amendments effectuated in connection with its bankruptcy reorganization.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Dollars in thousands)	2023	2022	(Decrease)	% Change	2023	2022	(Decrease)	% Change
Operating expenses:
Depreciation and amortization	$6,310	$5,970	$340	5.7	$18,569	$17,718	$851	4.8
General and administrative	3,864	3,769	95	2.5	12,068	11,534	534	4.6
Real estate expenses	4,061	3,970	91	2.3	12,139	11,206	933	8.3
State taxes	76	60	16	26.7	232	211	21	10.0
Total operating expenses	$14,311	$13,769	$542	3.9	$43,008	$40,669	$2,339	5.8

Depreciation and amortization. The increases in the three and nine months ended September 30, 2023 are due primarily to (i) $391,000 and $1.2 million, respectively, of such expense from properties acquired in 2022 and 2023, and (ii) $141,000 and $362,000, respectively, of depreciation from improvements at several properties. In addition, the nine months ended September 30, 2023 includes $170,000 of amortization of leasing commissions at several properties.

The increases were offset by:

-	decreases of $194,000 and $653,000, respectively, related to improvements and tenant origination costs at several properties that prior to September 30, 2023 were fully amortized, and
-	the inclusion of $214,000 of such expense, in the nine months ended September 30, 2022, from the properties sold since January 1, 2022.

General and administrative. The increase in the nine months ended September 30, 2023 is due primarily to an increase of $422,000 of compensation expense related to additional employees, and to a lesser extent, higher levels of compensation.

Real estate expenses. The increases in the three and nine months ended September 30, 2023 are primarily due to:

-$169,000 and $633,000, respectively, from properties acquired in 2022 and 2023,

-	$93,000 and $368,000, respectively, relating to real estate tax expense (primarily related to our El Paso, Texas and Ankeny, Iowa properties), and
-	$113,000 and $382,000, respectively, of other real estate expenses, and in the nine months ended September 30, 2023, $218,000 of insurance expense for several properties.

These increases were offset due to the inclusion, in the corresponding 2022 periods of:

-	$229,000 and $229,000, respectively, relating to the prior year period accrual for the potential real estate tax liability related to our wholly-owned Regal Cinemas properties due to uncertainty as to whether the tenant would satisfy its obligations to make such payments, and
-	$247,000 of such expense, in the nine months ended September 30, 2022, from the properties sold since January 1, 2022.

A substantial portion of real estate expenses is rebilled to tenants and is included in Rental income, net, on the consolidated statements of income.

Gain on sale of real estate, net.

The following table compares gain on sale of real estate, net, for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Dollars in thousands)	2023	2022	(Decrease)	% Change	2023	2022	(Decrease)	% Change
Gain on sale of real estate, net	$332	$4,063	$(3,731)	(91.8)	$5,046	$16,762	$(11,716)	(69.9)

The following table lists the properties sold and the related gains, net, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022
TGI Fridays restaurant property - Greensboro, North Carolina	$332	$—	$332	$—
Havertys retail property - Duluth, Georgia	—	—	3,180	—
TGI Fridays restaurant property - Hauppauge, New York	—	—	1,534	—

Wendy's restaurants (4 properties) - Various cities, Pennsylvania	—	—	—	4,649
Orlando Baking industrial property - Columbus, Ohio	—	—	—	6,925
Havertys retail property - Fayetteville, Georgia	—	—	—	1,125
Vacant retail property - Columbus, Ohio	—	4,063	—	4,063
Total gain on sale of real estate, net	$332	$4,063	$5,046	$16,762

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
Other income and expenses:
Equity in (loss) earnings of unconsolidated joint ventures	$(905)	$82	$(987)	(1,203.7)	$(761)	$310	$(1,071)	(345.5)
Income on settlement of litigation	—	—	—	n/a	—	5,388	(5,388)	(100.0)
Other income	87	17	70	411.8	131	997	(866)	(86.9)
Interest:
Expense	(4,768)	(4,367)	401	9.2	(13,978)	(13,026)	952	7.3
Amortization and write-off of deferred financing costs	(212)	(278)	(66)	(23.7)	(619)	(917)	(298)	(32.5)

Equity in (loss) earnings of unconsolidated joint ventures. The decrease in the three and nine months ended September 30, 2023 includes our 50% share, or $850,000, of a $1.7 million impairment charge our joint venture recorded with respect to the Manahawkin Property. (See Note 7 to our consolidated financial statements.) The nine months ended September 30, 2023 also includes a $112,000 decrease in base rent collected from Regal Cinemas due to the lease amendment effectuated in connection with its bankruptcy reorganization. We anticipate that for the next several months, if not longer, we will not collect any rent from Regal Cinemas at the Manahawkin Property.

Income on settlement of litigation. In April 2022, we received $5.4 million in connection with the settlement of a lawsuit at our former Round Rock, Texas property (the “Round Rock Settlement”). (See Note 13 to our consolidated financial statements.)

Other income. The nine months ended September 30, 2022 includes $918,000 representing the final property insurance recovery related to our Lake Charles, Louisiana property damaged in a 2020 hurricane. (See Note 13 to our consolidated financial statements.)

Interest expense. The following table compares interest expense for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
Interest expense:
Mortgage interest	$4,454	$4,150	$304	7.3	$12,976	$12,535	$441	3.5
Credit line interest	314	217	97	44.7	1,002	491	511	104.1
Total	$4,768	$4,367	$401	9.2	$13,978	$13,026	$952	7.3

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
Weighted average interest rate	4.19%	4.11%	0.08%	1.9	4.15%	4.15%	—%	—
Weighted average principal amount	$421,762	$404,178	$17,584	4.4	$414,483	$403,072	$11,411	2.8

The increases in mortgage interest in the three and nine months ended September 30, 2023 are due primarily to increases in the average principal amount of mortgage debt outstanding as a result of refinancings and acquisitions. The increase was offset by mortgage payoffs (generally in connection with scheduled maturities) and scheduled amortization payments.

Credit line interest

The following table reflects the weighted average interest rate on the weighted average principal amount of outstanding credit line debt for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
Weighted average interest rate	7.01%	3.59%	3.42%	95.3	6.60%	2.74%	3.86%	140.9
Weighted average principal amount	$14,696	$16,870	$(2,174)	(12.9)	$17,132	$15,480	$1,652	10.7

The increases in credit line interest in the three and nine months ended September 30, 2023 are due primarily to increases in the weighted average interest rates.

At November 1, 2023, $22.5 million was outstanding under our credit facility. Accordingly, we anticipate that over the short-term, until such outstanding amount is reduced, our interest expense will be higher than the interest expense incurred during the corresponding 2022 periods.

Amortization and write-off of deferred financing costs. The decrease in the nine months ended September 30, 2023 was primarily due to the $221,000 write-off of deferred costs related to the mortgages on the eleven Havertys properties that were paid off in June 2022.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities pursuant to our recently renewed at-the-market equity offering program and property sales. Our available liquidity at November 1, 2023, was $83.6 million, including $6.1 million of cash and cash equivalents (including the credit facility’s required minimum $3.0 million average deposit maintenance balance) and $77.5 million available under our credit facility. At November 1, 2023, the facility is available for the acquisition of commercial real estate, repayment of mortgage debt, and up to $26.0 million for renovation and operating expense purposes.

Liquidity and Financing

We expect to meet our short-term (i.e., one year or less) and long-term (i) operating cash requirements, including debt service, anticipated dividend payments and repurchases of our common stock, principally from cash flow from operations, our available cash and cash equivalents, proceeds from and, to the extent permitted and needed, our credit facility and (ii) investing and financing cash requirements (including an estimated aggregate of $3.6 million of capital and other expenditures) from the foregoing, as well as property financings and refinancings and property sales.

At September 30, 2023, excluding the mortgage debt of our unconsolidated joint venture, we had 68 outstanding mortgages payable secured by 69 properties in the aggregate principal amount of $420.9 million (before netting unamortized deferred financing costs of $3.3 million and mortgage intangibles of $838,000). These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $670.4 million, before accumulated depreciation of $123.6 million. After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 2.97% to 5.56% (a 4.18% weighted average interest rate) and mature between 2023 and 2047 (a 6.0 year weighted average remaining term to maturity).

The following table sets forth, as of September 30, 2023, information with respect to our mortgage debt that is payable during the three months ending December 31, 2023 and for each of the subsequent twelve months through December 31, 2026 (excludes our unconsolidated joint venture’s $20.8 million mortgage debt bearing an interest rate of 4.0% and maturing in 2025):

(Dollars in thousands)	2023	2024	2025	2026	Total
Amortization payments	$3,150	$11,732	$10,449	$10,348	$35,679
Principal due at maturity	6,238	50,695	32,063	19,179	108,175
Total	$9,388	$62,427	$42,512	$29,527	$143,854

Weighted average interest rate % on principal due at maturity	4.00%	4.41%	4.32%	3.88%

(1)

We intend to make debt amortization payments from operating cash flow and, though no assurance can be given that we will be successful in this regard, generally intend to refinance, extend or pay off the mortgage loans which mature in 2023 through 2026. In particular, we anticipate refinancing a substantial portion of the debt maturing in 2023 and 2024 although given the significant increase in interest rates over the past year, we can provide no assurance that we will be able to do so on terms as favorable as those currently in effect or at all. We generally intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash, proceeds from the sale of our common stock and our credit facility (to the extent available).

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

Credit Facility

Our credit facility provides that subject to borrowing base requirements, we can borrow up to $100.0 million for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $40.0 million and 40% of the borrowing base. The facility matures December 31, 2026 and bears interest equal to 30-day SOFR plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 275 basis points if such ratio is greater than 60%. The applicable margin was 175 basis points for each of the nine months ended September 30, 2023 and 2022. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. The interest rate on the facility was 7.08% and 7.06% at September 30, 2023 and October 31, 2023, respectively. On October 31, 2023, $22.5 million was outstanding on the credit facility.

The terms of our credit facility include certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At September 30, 2023, we were in compliance with the covenants under this facility.

Other Financing Sources and Arrangements

We own a land parcel located in Beachwood, Ohio which is improved by a multi-family complex (i.e., The Vue Apartments) that we ground lease to the owner/operator of such complex. This ground lease did not generate any rental income during the nine months ended September 30, 2023 and 2022. At September 30, 2023, the carrying value of the land on our balance sheet was approximately $17.0 million; our leasehold position is subordinate to $63.9 million of mortgage debt incurred by our tenant, the owner/operator of the multi-family complex. In addition, we have agreed, in our discretion, to fund certain capital expenditures and operating cash flow shortfalls at this property. We do not believe that this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions, except to the extent we determine to continue to fund the capital expenditures required by, and the operating cash flow shortfalls at, this property. See Note 6 to our consolidated financial statements for additional information regarding this arrangement.

Application of Critical Accounting Estimates

A complete discussion of our critical accounting estimates is included in our Annual Report. There have been no changes in such estimates.

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

The tables below provide a reconciliation of net income and net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
GAAP net income attributable to One Liberty Properties, Inc.	$2,747	$7,204	$14,652	$33,294
Add: depreciation and amortization of properties	6,134	5,800	18,028	17,297
Add: our share of depreciation and amortization of unconsolidated joint ventures	130	130	389	389
Add: amortization of deferred leasing costs	176	170	541	421
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	5	5	14	16
Add: our share of impairment loss of unconsolidated joint venture property	850	—	850	—
Deduct: gain on sale of real estate, net	(332)	(4,063)	(5,046)	(16,762)
Adjustments for non-controlling interests	(19)	(17)	(53)	(49)
NAREIT funds from operations applicable to common stock	9,691	9,229	29,375	34,606
Deduct: straight-line rent accruals and amortization of lease intangibles	(619)	(712)	(2,139)	(2,196)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(5)	(6)	(15)	(22)
Deduct: other income and income on settlement of litigation	(75)	—	(75)	(5,388)
Deduct: additional rent from ground lease tenant	—	—	(16)	—
Deduct: income on insurance recovery from casualty loss	—	—	—	(918)
Deduct: lease termination fee income	—	—	—	(25)
Deduct: our share of unconsolidated joint venture lease termination fee income	(21)	—	(21)	(25)
Add: amortization of restricted stock and RSU compensation	1,211	1,306	4,103	4,190
Add: amortization and write-off of deferred financing costs	212	278	619	917
Add: amortization of lease incentives	30	—	91	—
Add: amortization of mortgage intangible assets	33	—	79	—
Add: our share of amortization of deferred financing costs of unconsolidated joint venture	4	4	13	12
Adjustments for non-controlling interests	(1)	2	(1)	8
Adjusted funds from operations applicable to common stock	$10,460	$10,101	$32,013	$31,159

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
GAAP net income attributable to One Liberty Properties, Inc.	$.12	$.34	$.66	$1.57
Add: depreciation and amortization of properties	.29	.27	.86	.81
Add: our share of depreciation and amortization of unconsolidated joint ventures	.01	.01	.02	.02
Add: amortization of deferred leasing costs	.01	.01	.03	.02
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—	—	—
Add: our share of impairment loss of unconsolidated joint venture property	.04	—	.04	—
Deduct: gain on sale of real estate, net	(.02)	(.19)	(.24)	(.79)
Adjustments for non-controlling interests	—	—	—	—
NAREIT funds from operations per share of common stock (a)	.45	.44	1.37	1.63
Deduct: straight-line rent accruals and amortization of lease intangibles	(.03)	(.03)	(.10)	(.11)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—	—	—
Deduct: other income and income on settlement of litigation	—	—	—	(.25)
Deduct: additional rent from ground lease tenant	—	—	—	—
Deduct: income on insurance recovery from casualty loss	—	—	—	(.04)
Deduct: lease termination fee income	—	—	—	—
Deduct: our share of unconsolidated joint venture lease termination fee income	—	—	—	—
Add: amortization of restricted stock and RSU compensation	.06	.06	.19	.20
Add: amortization and write-off of deferred financing costs	.01	.01	.03	.04
Add: amortization of lease incentives	—	—	—	—
Add: amortization of mortgage intangible assets	—	—	—	—
Add: our share of amortization of deferred financing costs of unconsolidated joint venture	—	—	—	—
Adjustments for non-controlling interests	—	—	—	—
Adjusted funds from operations per share of common stock (a)	$.49	$.48	$1.49	$1.47
(a)	The weighted average number of diluted common shares used to compute FFO and AFFO applicable to common stock includes unvested restricted shares that are excluded from the computation of diluted EPS.

Three Months Ended September 30, 2023 and 2022

The $462,000, or 5.0%, increase in FFO for the three months ended September 30, 2023 from the corresponding 2022 period is due primarily to a $1.1 million net increase in rental income.

Offsetting the increase is:

●	a $401,000 increase in interest expense,
●	an aggregate $186,000 increase in general and administrative expenses and real estate expenses, and
●	a $137,000 decrease in equity in earnings of unconsolidated joint ventures.

The $359,000, or 3.6%, increase in AFFO is primarily due to the factors impacting FFO as described immediately above.

See “—Results of Operations” for further information regarding these changes.

Nine Months Ended September 30, 2023 and 2022

The $5.2 million, or 15.1%, decrease in FFO for the nine months ended September 30, 2023 from the corresponding 2022 period is due primarily to:

●	the inclusion, in the corresponding 2022 period, of $5.4 million from the Round Rock Settlement,
●	a $952,000 increase in interest expense,
●	a $933,000 increase in real estate expenses,
●	the inclusion, in the corresponding 2022 period, of $918,000 of income on insurance recovery from casualty loss,
●	a $534,000 increase in general and administrative expenses,
●	the inclusion, in the corresponding 2022 period, of an additional $298,000 in amortization of deferred financing costs, and
●	a $221,000 decrease in equity in earnings of unconsolidated joint ventures.

Offsetting the decrease is a $3.4 million net increase in rental income.

The $854,000 or 2.7%, increase in AFFO is due to the factors impacting FFO as described immediately above, excluding the (i) $5.4 million Round Rock Settlement and (ii) $918,000 income on insurance recovery from casualty loss.

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

We use interest rate swaps to limit interest rate risk on variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes. At September 30, 2023, we had no liability in the event of the early termination of our swaps.

At September 30, 2023, we had 16 interest rate swap agreements outstanding. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of September 30, 2023, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and the net unrealized gain on derivative instruments would have increased by $395,000. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and the net unrealized gain on derivative instruments would have decreased by $404,000. These changes would not have any impact on our net income or cash.

Our variable mortgage debt, after giving effect to the interest rate swap agreements, bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the interest expense we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes. Based on the $12.5 million outstanding balance under this facility at September 30, 2023, a 100 basis point increase of the interest rate would increase our related interest costs over the next twelve months by approximately $125,000 and a 100 basis point decrease of the interest rate would decrease our related interest costs over the next twelve months by approximately $125,000.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is a table describing the shares of our common stock we repurchased during the quarter ended September 30, 2023 pursuant to the 2022 Repurchase Plan:

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar Value
	Total Number	Average	Shares Purchased	of Shares that May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Programs	the Programs
July 1, 2023 - July 31, 2023	—	$—	—	$6,045,045
August 1, 2023 - August 31, 2023	149,134	19.86	149,134	3,074,853
September 1, 2023 - September 30, 2023	113,180	19.14	113,180	901,891	(1)
Total	262,314	19.55	262,314
(1)	In October 2023, the Board amended the 2022 Repurchase Plan to increase the shares that were authorized to be repurchased pursuant thereto from $7.5 million of shares to approximately $7.7 million of shares.

In October 2023, pursuant to the 2022 Repurchase Plan, we repurchased approximately 62,000 shares of common stock for approximately $1.1 million. No more shares may be repurchased pursuant to the 2022 Repurchase Plan.

In October 2023, the Board of Directors approved the 2023 Repurchase Plan authorizing the repurchase of up to $10.0 million of shares of our common stock. There is no stated expiration date for this plan. Pursuant to the 2023 Repurchase Plan, in October 2023 we repurchased approximately 71,000 shares of common stock for approximately $1.3 million. After giving effect to such repurchases, we are authorized to repurchase approximately $8.7 million of shares of our common stock.

Item 5. Other Information

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" in effect at any time during the three months ended September 30, 2023.

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
101

The following financial statements and notes from the One Liberty Properties, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed on November 6, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

ONE LIBERTY PROPERTIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: November 6, 2023	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: November 6, 2023	/s/ Isaac Kalish
Isaac Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)