Form 10-K
period 2023-12-31
ONE LIBERTY PROPERTIES INC
filed 2024-03-06
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

As of June 30, 2023 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of all common equity held by non-affiliates of the registrant, computed by reference to the price at which common equity was last sold on said date, was approximately $329 million.

As of March 1, 2024, the registrant had 21,253,398 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2024 annual meeting of stockholders of One Liberty Properties, Inc., to be filed pursuant to Regulation 14A not later than April 29, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K

Explanatory Note

In the narrative portion of this Annual Report on Form 10-K, except as otherwise indicated or the context otherwise requires:

●	the information with respect to our consolidated joint ventures is generally described as if such ventures are our wholly owned subsidiaries and information with respect to unconsolidated joint ventures is generally separately described.
●	(i) all references to joint ventures refer to unconsolidated joint ventures, (ii) all interest rates with respect to debt give effect to the related interest rate derivative, if any, (iii) amounts reflected as debt reflect the gross debt owed, without deducting deferred financing costs and (iv) references to industrial properties include properties (a) a portion of which may be used for office purposes and (b) that are used for distribution, warehouse and flex purposes.
●	the term “standard carve-outs,” when used in describing mortgages or mortgage financings, refers to recourse items to an otherwise non-recourse mortgage. While carve-outs vary from lender to lender and transaction to transaction, the carve-outs may include, among other things, voluntary bankruptcy filings, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could create liens on the property and the conversion of security deposits, insurance proceeds or condemnation awards. The interest rate on most of our variable rate mortgage debt has been fixed through the use of interest rate swap agreements. In addition to our being liable for “standard carve-outs”, we may also be liable, at the parent company level, for swap breakage losses on otherwise non-recourse mortgage debt that is subject to an interest rate swap agreement, if such agreement is terminated prior to its stated expiration. See Note 9 to our consolidated financial statements.
●	we present information regarding our 2024 contractual rental income (which we also refer to as “contractual rental income”) – contractual rental income represents the base rent tenants are required to pay us in 2024 and does not reflect, among other things, variable rent (including amounts tenants are required to reimburse us) or the adjustments required by US Generally Accepted Accounting Principles (“GAAP”) to present rental income. We view contractual rental income as an operating – not a financial – metric and present it because we believe investors are interested in knowing the amount of cash rent we are entitled to collect. Contractual rental income is not a substitute for rental income, as determined in accordance with GAAP, and may not be comparable from year–to–year or to similar metrics presented by other REITs. See “Item 1. Business–Our Tenants”.
●	our use of the term e-commerce includes the provision by the retail, restaurant, health and fitness and theater sectors of their goods and services through distribution channels other than traditional brick and mortar distribution channels.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “could,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions or variations thereof and include, without limitation, statements regarding our future estimated contractual rental income, funds from operations, adjusted funds from operations and our dividend. Among other things, forward looking statements with respect to (i) estimates of rental income for 2024 may exclude variable rent, (ii) anticipated property sales may not be completed during the period indicated or at all, and (iii) estimates of gains from property sales are subject to adjustment, among other things, because actual closing costs may differ from the estimated costs. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.

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

PART I

Item 1. Business.

General

We are a self-administered and self-managed real estate investment trust, also known as a REIT. We acquire, own and manage a geographically diversified portfolio consisting of industrial and, to a lesser extent, retail properties, many of which are subject to long-term leases. Most of our leases are “net leases” under which the tenant, directly or indirectly, is responsible for paying the real estate taxes, insurance and ordinary maintenance and repairs of the property. As of December 31, 2023, we own 108 properties and participate in joint ventures that own two properties. These 110 properties are located in 31 states and have an aggregate of approximately 10.9 million square feet (including an aggregate of approximately 46,000 square feet at properties owned by our joint ventures).

As of December 31, 2023:

●	our 2024 contractual rental income (as described in “— Our Tenants”) is $71.3 million;
●	the occupancy rate of our properties is 98.8% based on square footage;
●	the weighted average remaining term of our mortgage debt is 5.9 years and the weighted average interest rate thereon is 4.31%; and
●	the weighted average remaining term of the leases generating our 2024 contractual rental income is 5.5 years.

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

2023 and Recent Developments

In 2023, we:

●	sold 10 properties (i.e., seven restaurants and three retail properties) and an out-parcel at a multi-tenant retail property, for an aggregate net gain on sale of real estate of $17.0 million. The properties sold accounted for $2.5 million, or 2.7%, and $3.0 million, or 3.3%, of 2023 and 2022 rental income, net, respectively. We estimate that, excluding any acquisitions, dispositions or lease amendments in 2024, rental income in 2024 will decrease by approximately $2.5 million from 2023 due to these sales.

●	paid down our credit facility by approximately $21.8 million primarily through the use of net proceeds from property sales – as of December 31, 2023 and March 1, 2024, no amounts were outstanding on the facility.

●	acquired a multi-tenant industrial property for an aggregate purchase price of $13.4 million. This property accounts for $806,000, or 1.1%, of our 2024 contractual rental income.

●	through an unconsolidated joint venture in which we had a 50% equity interest, sold a multi-tenant shopping center located in Manahawkin, NJ for $36.5 million, of which our share was $18.3 million. In 2023, we recognized a $108,000 loss from the sale of this property. Our share of the net proceeds from this sale was $7.1 million. We generated, in 2023, $1.1 million (including our $850,000 share of an impairment charge) of equity in loss and in 2022 and 2021, $210,000 and $11,000, respectively, of equity in earnings from this unconsolidated joint venture.

●	entered into, amended or extended 28 leases with respect to approximately 988,000 square feet.

●	repurchased approximately 499,000 shares of our common stock for an aggregate purchase price of approximately $9.6 million (i.e., an average price of $19.24 per share).

Subsequent to December 31, 2023, we:

●	entered into a contract to sell a pad site at a multi-tenant retail shopping center in Lakewood, Colorado, which we own through a consolidated joint venture in which we hold a 90% interest, for $2.9 million. The buyer’s right to terminate the contract expired in February 2024 and the sale is anticipated to close during the quarter ending March 31, 2024. We anticipate recognizing a gain of approximately $1.8 million on this sale during the three months ending March 31, 2024, of which the non-controlling interest’s share will be approximately $180,000.

Our Business Objective

Our business objective is to increase stockholder value by:

●	identifying opportunistic and strategic property acquisitions consistent with our portfolio and our acquisition strategies;
●	monitoring and maintaining our portfolio, and as appropriate, working with tenants to facilitate the continuation or expansion of their tenancies;
●	managing our portfolio effectively, including opportunistic and strategic property sales;
●	obtaining mortgage indebtedness (including refinancings) on favorable terms, ensuring that the cash flow generated by a property exceeds the debt service thereon and maintaining access to capital to finance property acquisitions; and
●	maintaining and, over time, increasing our dividend.

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

We identify properties through the network of contacts our, and our affiliates, senior management, which contacts include real estate brokers, private equity firms, banks and law firms. In addition, we attend industry conferences and engage in direct solicitations.

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

It is our policy, and the policy of our affiliated entities (as described below), that any investment opportunity presented to us or to any of our affiliated entities that involves the acquisition of a net leased property, a ground lease (other than a ground lease of a multi-family property) or a community shopping center, will first be offered to us and may not be pursued by any of our affiliated entities unless we decline the opportunity. Further, to the extent our affiliates are unable or unwilling to pursue an acquisition of a multi-family property (including a ground lease of a multi-family property), we may pursue such transaction if it meets our investment objectives. Our affiliated entities include Gould Investors L.P. (“Gould Investors”), a master limited partnership involved primarily in the ownership and operation of a diversified portfolio of real estate assets, BRT Apartments Corp., a NYSE listed multi-family REIT and Majestic Property Management Corp., a property management company, which is wholly owned by Fredric H. Gould, our vice chairman.

Investment Evaluation

In evaluating potential investments, we consider, among other criteria, the following:

●	the current and projected cash flow of the property;
●	the estimated return on equity to us;
●	an evaluation of the property and improvements, given its location and use;
●	an evaluation of the credit quality of the tenant;
●	alternate uses or tenants for the property;
●	local demographics (population and rental trends);
●	the purpose for which the property is used (i.e., industrial, retail or other);
●	the terms of tenant leases, including co-tenancy provisions and the relationship between current rents and market rents;
●	the potential to finance and/or refinance the property;
●	the projected residual value of the property;
●	the ability of a tenant, if a net leased property, or major tenants, if a multi-tenant property, to meet operational needs and lease obligations;
●	potential for income and capital appreciation;
●	occupancy of and demand for similar properties in the market area; and
●	the ability of a tenant and the related property to withstand changing economic conditions and other challenges.

Our Tenants

The following table sets forth information about the diversification of our tenants by industry sector as of December 31, 2023:

				Percentage of
	Number of	Number of	2024 Contractual	2024 Contractual
Type of Property	Tenants	Properties	Rental Income (1)	Rental Income
Industrial	67	55	$47,114,698	66.1
Retail—General	53	27	11,160,441	15.7
Retail—Furniture	2	10	3,983,899	5.6
Health & Fitness	1	3	2,645,989	3.7
Retail—Office Supply(2)	1	5	2,085,527	2.9
Other	4	3	1,908,522	2.7
Restaurant	6	3	1,179,911	1.7
Theater	1	2	1,176,619	1.6
	135	108	$71,255,606	100.0
(1)	Our 2024 contractual rental income represents, after giving effect to any abatements, concessions, deferrals or adjustments, the base rent payable to us in 2024 through the stated expiration of such leases, under leases in effect at December 31, 2023. Our 2024 contractual rental income:
●	Includes an aggregate of $2.9 million comprised of: (i) $1.3 million based on a negotiated but unsigned lease amendment from a tenant at our Brooklyn, New York office property, (ii) $1.2 million from Regal Cinemas, as to which there is uncertainty as to its collectability, (iii) $325,000 representing the base rent payable by Dick’s Sporting Goods (Champaign, Illinois) in the twelve months ending December 31, 2024, although such lease is subject to termination by the landlord or tenant upon 90 days’ notice and (iv) $120,000 from the LA Fitness lease in Hamilton, Ohio which terminates May 1, 2024.
●	Excludes an aggregate of $1.5 million comprised of: (i) subject to the property generating specified levels of positive operating cash flow, $1.3 million of estimated variable lease payments from The Vue, a multi-family complex which ground leases the underlying land from us and as to which there is uncertainty as to when and whether the tenant will resume paying rent and (ii) $235,000 representing our share of the base rent payable to our joint ventures.
(2)	Includes five properties which are net leased to Office Depot pursuant to five separate leases. Four of the Office Depot leases contain cross-default provisions.

Many of our tenants (including franchisees of national chains) operate on a national basis including, among others, Advanced Auto, Ashley Furniture, Burlington Coat Factory, Cargill, CVS, Famous Footwear, FedEx, Ferguson Enterprises, Hobby Lobby, Home Depot USA, LA Fitness, Marshalls, NARDA Holdings, Inc., Northern Tool, Office Depot, PetSmart, Ross Stores, Shutterfly, The Toro Company, US Lumber and Walgreens, and some of our tenants operate on a regional basis, including Havertys Furniture and Giant Food Stores.

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

Leases representing 69.2% of our 2024 contractual rental income provide for either periodic contractual rent increases or a rent increase based on the consumer price index. Some leases provide for minimum rents supplemented by additional payments based on sales derived from the property subject to the lease (i.e., percentage rent). Percentage rent contributed $107,000, $85,000 and $70,000 of rental income in 2023, 2022 and 2021, respectively.

Generally, our strategy is to acquire properties that are subject to existing long-term leases or to enter into long-term leases with our tenants. Our leases generally provide the tenant with one or more renewal options. The weighted average remaining term of our leases was 5.5 years, 5.9 years and 6.0 years at December 31, 2023, 2022 and 2021, respectively.

The following table sets forth scheduled expirations of leases at our properties as of December 31, 2023:

				Percentage of
		Approximate		2024 Contractual
	Number of	Square Footage	2024 Contractual	Rental Income
	Expiring	Subject to	Rental Income Under	Represented by
Year of Lease Expiration (1)	Leases	Expiring Leases (2)	Expiring Leases	Expiring Leases
2024	15	647,889	$2,575,111	3.6
2025	15	660,289	5,477,987	7.7
2026	19	1,007,595	6,229,965	8.7
2027	35	2,185,789	14,520,670	20.4
2028	22	1,442,680	9,831,127	13.8
2029	13	1,276,554	7,174,637	10.1
2030	13	625,026	6,679,464	9.4
2031	7	864,358	4,320,061	6.1
2032	9	325,456	3,250,054	4.6
2033	10	860,631	7,533,634	10.5
2034 and thereafter	7	829,976	3,662,896	5.1
	165	10,726,243	$71,255,606	100.0
(1)	Lease expirations do not give effect to the exercise of existing renewal options.
(2)	Excludes an aggregate of 125,353 square feet of vacant space.

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

We mortgage specific properties on a non-recourse basis, subject to standard carve-outs to enhance the return on our investment in a specific property. Generally, the proceeds of mortgage loans are first applied to reduce indebtedness on our credit facility and the balance may be used for other general purposes, including property acquisitions, investments in joint ventures or other entities that own real property, and working capital.

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

In 2023, we sold ten properties (i.e., seven restaurants and three retail) and an out-parcel at a multi-tenant retail property. Generally, we sold these properties due to our belief that such property had achieved its maximum potential value; our concern with respect to the long-term prospects for the tenant or the geographic sub-market; or our concern in our ability, on acceptable terms, to refinance the property’s mortgage debt or re-lease the property. We used a significant portion of these net proceeds to pay off $21.8 million of credit facility debt.

Competition

The U.S. commercial real estate investment market, and in particular, the market for industrial properties, is highly competitive. We compete with many entities engaged in the acquisition, leasing and operation of commercial properties. As such, we compete with other investors for a limited supply of properties and financing for these properties. Competitors include traded and non-traded public REITs, private equity firms, institutional investment funds, insurance companies and private individuals, many of which have greater financial and other resources than we have and the ability or willingness to accept more risk than we believe appropriate for us. We can provide no assurance that we will be able to compete successfully in the commercial real estate industry.

Regulation

Environmental

Investments in real property create the potential for environmental liability on the part of the owner or operator of such real property. If hazardous substances are discovered on or emanating from a property, the owner or operator of the property may be held strictly liable for all costs and liabilities relating to such hazardous substances. We generally obtain a Phase I environmental study (which involves inspection without soil sampling or ground water analysis) conducted by independent environmental consultants prior to acquiring a property and, in certain instances, have conducted additional investigations.

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

Americans with Disabilities Act of 1990

Our properties are required to comply with the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the “ADA”). The primary responsibility for complying with the ADA, (i.e., either us or our tenant) generally depends on the applicable lease, but we may incur costs if the tenant is responsible and does not comply. As of December 31, 2023, we have not been notified by any governmental authority, nor are we otherwise aware, of any non-compliance with the ADA that we believe would have a material adverse effect on our business, financial position or results of operations.

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

Human Capital Resources

As of December 31, 2023, we had 10 full-time employees (including 5 full-time executive officers), who devote substantially all of their business time to our activities. In addition, certain (i) executive, administrative, legal, accounting, clerical, property management, property acquisition, consulting (i.e., sale, leasing, brokerage, and mortgage financing), and construction supervisory services, which we refer to collectively as the “Services”, and (ii) facilities and other resources, are provided pursuant to a compensation and services agreement between us and Majestic Property Management Corp., which we refer to as “Majestic Property.” Majestic Property is wholly-owned by the Vice Chairman of our Board of Directors and it compensates certain of our executive officers.

In 2023, pursuant to the compensation and services agreement, we paid Majestic Property approximately $3.3 million for the Services plus $317,000 for our share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies. Included in the $3.3 million is $1.5 million for property management services—the amount for the property management services is based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by us from net lease tenants and operating lease tenants, respectively. We do not pay Majestic Property with respect to properties managed by third parties. Based on our portfolio of properties at December 31, 2023, we estimate that the property management fee in 2024 will be approximately $1.4 million.

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

Information about our Executive Officers

Set forth below is a list of our executive officers whose terms expire at our 2024 annual board of directors’ meeting. The business history of our executive officers, who are also directors, will be provided in our proxy statement to be filed with the SEC not later than April 29, 2024:

NAME	AGE	POSITION WITH THE COMPANY
Matthew J. Gould*	64	Chairman of the Board
Fredric H. Gould*	88	Vice Chairman of the Board
Patrick J. Callan, Jr.	61	President, Chief Executive Officer and Director
Lawrence G. Ricketts, Jr.	47	Executive Vice President and Chief Operating Officer
Jeffrey A. Gould*	58	Senior Vice President and Director
Isaac Kalish**	48	Senior Vice President and Chief Financial Officer
David W. Kalish**	76	Senior Vice President—Financial Officer
Mark H. Lundy	61	Senior Vice President
Israel Rosenzweig	76	Senior Vice President
Richard M. Figueroa	56	Senior Vice President
Justin Clair	41	Executive Vice President
Mili Mathew	40	Vice President—Financial
Alysa Block	63	Treasurer
*	Matthew J. Gould and Jeffrey A. Gould are Fredric H. Gould’s sons.
**	Isaac Kalish is David W. Kalish’s son.

Lawrence G. Ricketts, Jr. Mr. Ricketts has been our Chief Operating Officer since 2008, Executive Vice President since 2006 and served as Vice President from 1999 through 2006.

Isaac Kalish. Mr. Kalish has served as our Chief Financial Officer since 2023, as Senior Vice President since 2022 and as Vice President from 2013 through 2022. He has served as Treasurer of the managing general partner of Gould Investors since 2013 and as its Assistant Treasurer from 2012, as Senior Vice President since 2022, as Vice President and Treasurer of BRT Apartments Corp. since 2013 and 2014, respectively, and as its Assistant Treasurer from 2009 through 2013. He is a certified public accountant.

David W. Kalish. Mr. Kalish has served since 2023 as our Senior Vice President-Finance, and from 1990 to 2023, as Chief Financial Officer and Senior Vice President. Since 1998, he has served as Senior Vice President, Finance and from 1990 to 1998, as Vice President of BRT Apartments. Since 1990, he has served as Senior Vice President and Chief Financial Officer of the managing general partner of Gould Investors. Mr. Kalish is a certified public accountant.

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

Justin Clair. Mr. Clair has served as Executive Vice President since 2023, as Senior Vice President—Acquisitions from 2019 through 2023, as Vice President from 2014 through 2019, as Assistant Vice President from 2010 through 2014, and has been employed by us since 2006.

Mili Mathew. Ms. Mathew has served as Chief Accounting Officer since 2023, Vice President—Financial, since 2022, as Assistant Vice President—Financial, from 2020 through 2022, and has been employed by us since 2014.

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

Substantially all of our rental income is derived from rent paid by our tenants. From 2024 through 2029, the following leases expire:

			Percentage of
	Number of	2024 Contractual	2024 Contractual
Leases Expiring December 31,	Leases	Rental Income	Rental Income
2024 - 2026	49	$14,283,063	20.0
2027 - 2029	70	31,526,434	44.3

If our tenants, and in particular, our significant tenants, (i) do not renew their leases upon lease expiration, (ii) default on their obligations or (iii) seek rent relief, lease renegotiation or other accommodations, our revenues would decline and, in certain cases, co-tenancy provisions (i.e., a tenant’s right to reduce their rent or terminate their lease if certain key tenants vacate a property) may be triggered possibly allowing other tenants at the same property to reduce their rental payments or terminate their leases. At the same time, we would remain responsible for the payment of the mortgage obligations with respect to the related properties, would become responsible for the operating expenses (e.g., real estate taxes, maintenance and insurance) related to these properties, and, in the event of tenant defaults, would incur expenses in enforcing our rights as landlord. Our efforts to find replacement tenants may be challenged as there are a limited number of tenants interested in certain types of properties, such as our theaters (i.e., Regal Cinemas) and health and fitness centers (i.e., LA Fitness) which accounts in the aggregate for $3.8 million, or 5.4%, of 2024 contractual rental income and the cost of reconfiguring such properties to make them more attractive to a broader set of potential tenants may be prohibitive. Even if we find replacement tenants or renegotiate leases with current tenants, the terms of the new or renegotiated leases, after giving effect to tenant concessions or the cost of required renovations/ reconfigurations may be less favorable than current lease terms and could reduce the amount of cash available to meet expenses and pay dividends. If we are unable to re-rent properties on favorable terms with respect to properties at which tenants default on their rent obligation or do not renew their leases at lease expiration, our results of operations, cash flow and financial condition will be adversely affected.

Our portfolio of properties is concentrated in the industrial and retail real estate sectors, and our business would be adversely affected by an economic downturn in either of such sectors.

Approximately 66.1% and 24.2% of our 2024 contractual rental income is derived from industrial and retail tenants, respectively, and we are vulnerable to economic declines that negatively impact these sectors of the economy, which would have an adverse effect on our results of operations, liquidity and financial condition.

Traditional retail tenants account for 24.2% of our 2024 contractual rental income and the competition that such tenants face from e-commerce retail sales could adversely affect our business.

Approximately 24.2% of our 2024 contractual rental income is derived from retail tenants, including 5.6% from tenants engaged in selling furniture (i.e., Havertys Furniture accounts for 4.7% of 2024 contractual rental income) and 2.9% from a tenant engaged in selling office supplies (i.e., Office Depot, a tenant at five properties, one of which is currently closed but for which the tenant continues to pay rent and the lease expires in May 2025). Because e-commerce retailers (unlike “bricks and mortar” or “traditional” retailers) may be able to provide customers with better pricing and the ease, comfort and safety of shopping from their home or office, our retail tenants face extensive competition from e-commerce retailers. E-commerce sales decrease the need for traditional retail outlets and reduce retailers’ space and property requirements. This adversely impacts our ability to rent space at our retail properties and increases competition for retail tenants thereby reducing the rent we would receive at these properties and adversely affecting our results of operations, cash flow and financial condition.

Approximately 22.3% of our 2024 contractual rental income is derived from five tenants. The default, financial distress or failure of any of these tenants, or such tenant’s determination not to renew or extend their lease, would significantly reduce our revenues.

FedEx, Havertys Furniture, Northern Tool, NARDA Holdings, Inc. and LA Fitness account for approximately 5.5%, 4.7%, 4.3%, 4.1% and 3.7%, respectively, of our 2024 contractual rental income, and the weighted average remaining lease term for such tenants is 3.7 years, 4.4 years, 5.3 years, 9.7 years and 7.0 years, respectively. The default, financial distress or bankruptcy of any of these or other significant tenants or such tenant’s determination not to renew or extend their lease, would significantly reduce our revenues, would cause interruptions in the receipt of, or the loss of, a significant amount of rental income and would require us to pay operating expenses (including real estate taxes) currently paid by the tenant. This could also result in the vacancy of the property or properties occupied by the defaulting or non-renewing tenant, which would significantly reduce our rental revenues and net income until the re-rental of the property or properties and could decrease the ultimate sale value of the property.

Write-offs of unbilled rent receivables and intangible lease assets will reduce our net income, total assets and stockholders’ equity and may result in breaches of financial covenants under our credit facility.

At December 31, 2023, the aggregate of our unbilled rent receivable and intangible lease assets is $31.3 million (including $14.7 million of intangible lease assets): six tenants (i.e., Northern Tool, Famous Footwear, NARDA Holdings, Inc., FedEx, Q.E.P. Co., Inc., and LA Fitness) account for 35.6% of such sum. We are required to assess the collectability of our unbilled rent receivables and the remaining useful lives of our intangible lease assets. Such assessments take into consideration, among other things, a tenant’s payment history, financial condition, and the likelihood of collectability of future rent.  If we determine that the collectability of a tenant’s unbilled rent receivable is not probable or that the useful life of a tenant’s intangible lease asset has changed, write-offs would be required.  Such write-offs result in a reduction of our net income, total assets and stockholders’ equity and in certain circumstances may result in the breach of our financial covenants under the credit facility.

The concentration of our properties in certain states makes our revenues and the value of our portfolio vulnerable to adverse changes in local economic conditions.

Approximately 47.2% of our 2024 contractual rental income is derived from properties located in six states — South Carolina (12.0%), New York (9.2%), Texas (7.9%), Pennsylvania (7.6%), New Jersey (5.3%) and Maryland (5.2%). As a result, a decline in the economic conditions in these states or in regions where our properties are concentrated, may have an adverse effect on the rental and occupancy rates for, and the property values of, these properties, which could lead to a reduction of our rental income and/or impairment charges.

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

A significant portion of our rental income comes from long-term net leases. There is an increased risk with long-term leases, which risk is heightened in an inflationary environment, that the contractual rental increases in future years will fail to result in fair market rental rates during those years. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases or if we are unable to obtain any increases in rental rates over the terms of our leases, significant increases in future property operating costs, to the extent not covered under the net leases, could result in us receiving less than fair value from these leases. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in long-term net leases. In addition, increases in interest rates may also negatively impact the value of our properties that are subject to long-term leases. While a significant number of our net leases provide for annual escalations in the rental rate, the increase in interest rates may outpace the annual escalations.

Risks Related to Our Financing Activities, Indebtedness and Capital Resources

If we are unable to refinance our mortgage loans at maturity, we may be forced to sell properties at disadvantageous terms, which would result in the loss of revenues and in a decline in the value of our portfolio.

We had, as of December 31, 2023, $422.6 million in mortgage debt outstanding (all of which is non-recourse subject to standard carve-outs). The risks associated with our mortgage debt, include the risks that cash flow from properties securing the indebtedness and our available cash and cash equivalents will be insufficient to meet required payments of principal and interest.

Generally, only a portion of the principal of our mortgage indebtedness will be repaid prior to or at maturity and we do not plan to retain sufficient cash to repay such indebtedness at maturity. Accordingly, to meet these obligations if they cannot be refinanced at maturity, we will have to use funds available under our credit facility, if any, and our available cash and cash equivalents to pay our mortgage debt or seek to raise funds through the financing of unencumbered properties, sale of properties or the issuance of additional equity. From 2024 through 2028, approximately $168.6 million of our mortgage debt matures. If we are unsuccessful in refinancing or extending existing mortgage indebtedness or financing unencumbered properties, selling properties on favorable terms or raising additional equity, our cash flow will be insufficient to repay all maturing mortgage debt when payments become due, and we may be forced to dispose of properties on disadvantageous terms or convey properties secured by mortgages to the mortgagees, which would lower our revenues and the value of our portfolio.

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

Interest rates have been volatile as the interest rate on the 10-year treasury notes ranged from 0.90% to 5.02% during the three years ended December 31, 2023. At March 1, 2024, the interest rate on such notes was 4.19%. If we are required to refinance mortgage debt that matures over the next several years at higher interest rates than such mortgage debt currently bears, the funds available for dividends may be reduced. The following table sets forth, as of December 31, 2023, the principal balance of the mortgage payments due at maturity on our properties and the weighted average interest rate thereon (dollars in thousands):

	Principal
	Balances	Weighted Average
	Due at	Interest Rate
Year	Maturity	Percentage
2024	$49,906	4.72
2025	30,850	4.32
2026	19,179	3.88
2027	38,524	3.64
2028	30,155	4.64
2029 and thereafter	168,560	4.29

We manage a substantial portion of our exposure to interest rate risk by accessing debt with staggered maturities, obtaining fixed rate mortgage debt and by fixing the interest rate on substantially all of our variable rate debt through the use of interest rate swap agreements. However, no amount of hedging activity can fully insulate us from the risks associated with changes in interest rates. Swap agreements involve risk, including that counterparties may fail to honor their obligations under these arrangements, and these arrangements have caused us to pay higher interest rates on our debt obligations than would otherwise be the case. Failure to hedge effectively against interest rate risk could adversely affect our results of operations and financial condition.

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

At December 31, 2023, we had $422.6 million of debt outstanding all related to our mortgage debt and no debt outstanding on our credit facility. Increased leverage, whether pursuant to our credit facility or mortgage debt, could result in increased risk of default on our payment obligations related to borrowings and in an increase in debt service requirements, which could reduce our net income and the amount of cash available to meet expenses and to pay dividends.

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

Failure to meet interest and other payment obligations under our revolving credit facility or a breach by us of the covenants to maintain the financial ratios could place us in default under our credit facility. In such event, if no amounts were outstanding under the facility, we would not be entitled to draw on the facility which could impede our ability, among other things, to acquire properties or fund working capital requirements. If we defaulted on the facility while amounts were outstanding, the lenders could require us to repay the full amount outstanding, and we might be required to rapidly dispose of our properties, which could have an adverse impact on the amounts we receive on such dispositions. If we are unable to dispose of our properties in a timely fashion to the satisfaction of the banks, the banks could foreclose on that portion of our collateral pledged to the banks, which could result in the disposition of our properties at below-market values. The disposition of our properties at below our carrying value would adversely affect our net income, reduce our stockholders’ equity and adversely affect our ability to pay dividends.

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

Five properties in which we have an interest are owned through consolidated joint ventures (three properties) and unconsolidated joint ventures (two properties). We may continue to acquire properties through joint ventures and/or contribute some of our properties to joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might file for bankruptcy protection, fail to fund their share of required capital contributions or obtain insurance coverage pursuant to a blanket policy as a result of which claims with respect to other properties covered by such policy and in which we have no interest could reduce or eliminate the coverage available with respect to the joint venture properties. Further, joint venture partners may have conflicting business interests or goals, and as a result there is the potential risk of impasses on decisions, such as a sale and the timing thereof. Any disputes that may arise between joint venture partners and us may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. With respect to our (i) consolidated joint ventures, we own, with two joint venture partners and their respective affiliates, properties that account for 4.3% of 2024 contractual rental income, and (ii) unconsolidated joint ventures, we own, with one joint venture partner and their affiliates, properties which account for our $235,000 share of 2024 base rent payable. We may be adversely affected if we are unable to maintain a satisfactory working relationship with these joint venture partners or if any of these partners becomes financially distressed.

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

From time to time we have entered into transactions with persons and entities affiliated with us and with certain of our officers and directors. Such transactions involve a potential conflict of interest and entail a risk that we could have obtained more favorable terms if we had entered into such transaction with an unaffiliated third party. We are a party to a compensation and services agreement with Majestic Property effective as of January 1, 2007, as amended. Majestic Property is wholly owned by the vice chairman of our board of directors and it provides compensation to certain of our part-time senior executive officers and other individuals performing services on our behalf. Pursuant to the compensation and services agreement, we pay an annual fee to Majestic Property which provides us with the Services. See “Item 1. Business—Human Capital Resources”. In 2023 we paid, and in 2024 we anticipate paying, Majestic Property, (i) a fee of $3.3 million and $3.3 million, respectively, and (ii) $317,000 and $336,000, respectively, for our share of all direct office expenses, including rent, telephone, postage, computer services, supplies, and internet usage. We also obtain our property insurance in conjunction with Gould Investors, our affiliate, and in 2023, reimbursed Gould Investors $1.1 million for our share of the insurance premiums paid by Gould Investors. At December 31, 2023, Gould Investors beneficially owns approximately 10.4% of our outstanding common stock and certain of our senior executive officers are also executive officers of the managing general partner of Gould Investors.

Our senior management and other key personnel, including those performing services on a part-time basis, are critical to our business and our future success depends on our ability to retain them.

We depend on the services of Matthew J. Gould, chairman of our board of directors, Fredric H. Gould, vice chairman of our board of directors, Patrick J. Callan, Jr., our president and chief executive officer, Lawrence G. Ricketts, Jr., our executive vice president and chief operating officer, Isaac Kalish, our chief financial officer and senior vice president and David W. Kalish, our senior vice president- financial, and other members of senior management to carry out our business and investment strategies. Of the foregoing executive officers, only Messrs. Callan and Ricketts, devote all of their business time to us. Other members of senior management provide services to us either on a full-time or part-time, as-needed basis. The loss of the services of any of our senior management or other key personnel, the inability or failure of the members of senior management providing services to us on a part-time basis to devote sufficient time or attention to our activities or our inability to recruit and retain qualified personnel in the future, could impair our ability to carry out our business and investment strategies.

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

In order to qualify as a REIT for Federal income tax purposes, we must continually satisfy tests concerning, among other things, our sources of income, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Accordingly, compliance with REIT requirements hinders our ability to operate solely on the basis of maximizing profits.

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

The stock market is volatile, and fluctuations in our operating results, removal from various indices and other factors could cause our stock price to decline.

The stock market has experienced, and may continue to experience, fluctuations that significantly impact the market prices of securities issued by many companies. Market fluctuations could adversely affect our stock price. These fluctuations have often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general economic, systemic, political and market conditions, such as pandemics, recessions, loss of investor confidence, interest rate changes, government shutdowns, or trade wars, may negatively affect the market price of our common stock. Moreover, our operating results may fluctuate and vary from period to period due to the risk factors set forth herein.

Although our common stock is quoted on the New York Stock Exchange, the volume of trades on any given day has been limited historically, as a result of which stockholders might not have been able to sell or purchase our common stock at the volume, price or time desired. Further, if our common stock is removed from the Russell 3000® Index because it does not meet the criteria for continued inclusion in such index, index funds, institutional investors, or other holders attempting to track the composition of that index may be required to sell our common stock, which would adversely impact the price and frequency at which it trades.

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

We collect and retain on information technology systems, certain financial, personal and other sensitive information provided by third parties, including tenants, vendors, employees and joint venture partners. We also rely on information technology systems for the collection and distribution of funds. We have been, and continue to be, subject to cybersecurity attacks although we have not incurred any significant loss therefrom. There can be no assurance that we will be able to prevent unauthorized access to sensitive information or the unauthorized distribution of funds. Any loss of this information or unauthorized distribution of funds as a result of a cybersecurity attack may result in loss of funds to which we are entitled, legal liability and costs (including damages and penalties), as well as damage to our reputation, that could materially and adversely affect our business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Our information technology, communication networks, enterprise applications, accounting and financial reporting platforms and related systems are integral to our operations. We use these systems, among others, for internal communications, for accounting and record-keeping functions, and for many other key aspects of our business. Our operations rely on securing, collecting, storing, transmitting, and processing of proprietary and confidential data.

We have deployed various safeguards designed to protect our information technology (“IT”) systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls. At the management level, these cybersecurity defense systems are overseen by our network administrator who performs services for us on a part-time basis pursuant to the Compensation and Services Agreement. Our network administrator has more than 20 years of experience with IT systems and holds various IT certifications. Our network administrator reports to, and is in regular contact with, our Chief Financial Officer and Senior Vice President-Financial. These officers do not have formal IT or cybersecurity training. In the event of a cybersecurity incident, among other things, the network administrator and these officers would consult with one another and, as needed or appropriate, other members of management to determine the appropriate course of action (including whether such incident should be reported to other members of management and/or the audit committee and whether public disclosure should, or is, required to be made).

Our internal auditor performs certain procedures to test the integrity and functionality of our IT systems (which includes a high-level review of our cybersecurity defenses). In addition, we have retained a third-party cybersecurity consulting firm that (i) advises us as to cybersecurity matters (including prevailing cybersecurity threats), (ii) performs, on a periodic basis, assessments of our cybersecurity defenses and (iii) on a continuous basis, monitors our IT systems for cybersecurity threats and intrusions.

We are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us. See “Item 1A. Risk Factors” in this Annual Report for additional discussion about cybersecurity-related risks.

To operate our business, we use certain third-party service providers to perform a variety of functions. We seek to engage reliable, reputable service providers that maintain cybersecurity programs and we generally rely on such providers to maintain appropriate cybersecurity practices.

At the Board level, our cybersecurity practices are overseen by the audit committee as part of its oversight of our risk management activities. The committee meets periodically with, among others, our internal auditor and network administrator to review and discuss cybersecurity matters.

Item 2. Properties.

As of December 31, 2023, we own 108 properties with an aggregate net book value of $682.0 million. Our occupancy rate, based on square footage, was 98.8%, 99.8%, and 99.2% as of December 31, 2023, 2022 and 2021, respectively.

At December 31, 2023, we participated in joint ventures that owned two properties and at such date, our investment in these unconsolidated joint ventures is $2.1 million. The occupancy rate of our joint venture properties, based on square footage, was 100%, 58.7%, and 59.1% as of December 31, 2023, 2022 and 2021, respectively.

Our principal executive office is located at 60 Cutter Mill Road, Suite 303, Great Neck, New York. We believe that our facilities are satisfactory for our current and projected needs.

Our Properties

The following table details, as of December 31, 2023, certain information about our properties (except as otherwise indicated, each property is tenanted by a single tenant):

		Percentage of	Approximate	2024 Contractual
		2024 Contractual	Square Footage	Rental Income
Location	Type of Property	Rental Income	of Building	per Square Foot
Fort Mill, SC	Industrial	4.3	701,595	$4.40
Hauppauge, NY	Industrial	4.1	201,614	14.61
Baltimore, MD	Industrial	3.5	367,000	6.87
Royersford, PA (1)	Retail	3.4	194,600	12.52
El Paso, TX	Industrial	3.3	419,821	5.55
Lebanon, TN	Industrial	3.0	540,200	3.91
Fort Mill, SC	Industrial	2.9	303,188	6.75
Littleton, CO (2)	Retail	2.3	101,618	19.12
Secaucus, NJ	Health & Fitness	2.1	44,863	33.43
Pittston, PA	Industrial	2.0	249,600	5.81
El Paso, TX (3)	Retail	2.0	110,179	13.28
McCalla, AL	Industrial	1.9	294,000	4.71
Brooklyn, NY	Office	1.9	66,000	20.39
Delport, MO (4)	Industrial	1.8	339,094	3.68
Lowell, AR	Industrial	1.7	248,370	4.95
Moorestown, NJ	Industrial	1.7	219,881	5.57
Ankeny, IA (4)	Industrial	1.7	208,234	5.76
Joppa, MD	Industrial	1.7	258,710	4.60
Englewood, CO	Industrial	1.5	63,882	16.47
Tucker, GA	Health & Fitness	1.4	58,800	17.45
Pennsburg, PA (4)	Industrial	1.4	291,203	3.36
St. Louis Park, MN (4)	Retail	1.3	131,710	7.14
Dalton, GA	Industrial	1.3	212,740	4.33
Indianapolis, IN	Industrial	1.2	125,622	6.92
Greenville, SC (5)	Industrial	1.2	142,200	5.83
Bakersfield, CA	Industrial	1.1	218,116	3.71
Blythewood, SC (4)	Industrial	1.1	177,040	4.55
Ronkonkoma, NY (4)	Industrial	1.0	90,599	8.15
Greenville, SC (5)	Industrial	1.0	128,000	5.70
Green Park, MO	Industrial	1.0	119,680	6.02
Greensboro, NC	Theater	1.0	61,213	11.41
Huntersville, NC	Industrial	1.0	78,319	8.69
Ashland, VA	Industrial	0.9	88,003	7.58
Lake Charles, LA (5)	Retail—Office Supply	0.9	54,229	12.07
New Hope, MN (5)	Industrial	0.9	123,892	5.28
Memphis, TN	Industrial	0.9	224,749	2.88
Lehigh Acres, FL (4)	Industrial	0.9	103,044	6.28
Champaign, IL (4)	Retail	0.9	50,940	25.50
Chandler, AZ	Industrial	0.9	62,121	10.23
Northwood, OH (4)	Industrial	0.9	123,500	5.14
Moorestown, NJ	Industrial	0.9	64,000	9.55
Louisville, KY	Industrial	0.9	125,370	4.87
Chicago, IL	Retail—Office Supply	0.8	23,939	24.37
Melville, NY	Industrial	0.8	51,351	11.33
Omaha, NE	Industrial	0.8	101,584	5.54
Wichita, KS	Retail—Furniture	0.8	88,108	6.35
Northwood, OH (6)	Industrial	0.8	126,990	4.37
Shakopee, MN	Industrial	0.8	114,000	4.86
Monroe, NC	Industrial	0.8	93,170	5.87
Greenville, SC	Industrial	0.8	88,800	6.05
Saco, ME	Industrial	0.7	131,400	3.92
Cedar Park, TX	Retail—Furniture	0.7	50,810	10.00
New Hyde Park, NY	Industrial	0.7	38,000	13.12
Cary, NC	Retail—Office Supply	0.7	33,490	14.62
Tyler, TX	Retail—Furniture	0.7	72,000	6.75
Lexington, KY	Industrial	0.7	74,150	6.46
Indianapolis, IN	Theater	0.7	57,688	8.28

		Percentage of	Approximate	2024 Contractual
		2024 Contractual	Square Footage	Rental Income
Location	Type of Property	Rental Income	of Building	per Square Foot
Rincon, GA	Industrial	0.7	95,000	$4.95
Fort Myers, FL	Industrial	0.7	52,710	8.86
Durham, NC	Industrial	0.6	46,181	10.00
Plymouth, MN	Industrial	0.6	82,565	5.47
Highland Ranch, CO (4)	Retail	0.6	42,920	10.39
Deptford, NJ	Retail	0.6	25,358	16.90
Eugene, OR	Retail—Office Supply	0.6	24,978	16.37
Newport, VA	Retail—Furniture	0.6	49,865	8.19
Amarillo, TX	Retail—Furniture	0.6	72,027	5.64
Newark, DE	Other	0.6	23,547	17.00
Hillside, IL (4)	Industrial	0.6	60,832	6.55
Bensalem, PA (5)	Industrial	0.6	85,663	4.61
El Paso, TX	Retail—Office Supply	0.5	25,000	15.20
Lexington, KY	Retail—Furniture	0.5	30,173	12.48
Richmond, VA	Retail—Furniture	0.5	38,788	9.12
Woodbury, MN	Retail	0.5	49,406	7.04
LaGrange, GA	Industrial	0.5	80,000	4.31
Greensboro, NC	Retail	0.4	12,950	24.00
Somerville, MA	Retail	0.4	12,054	25.72
Gurnee, IL	Retail—Furniture	0.4	22,768	13.43
Selden, NY	Retail	0.4	14,555	21.00
Naples, FL	Retail—Furniture	0.4	15,912	19.01
Bluffton, SC	Retail—Furniture	0.4	35,011	7.92
Crystal Lake, IL	Retail	0.4	32,446	8.25
Pinellas Park, FL	Industrial	0.4	53,064	5.03
Hyannis, MA	Retail	0.3	9,750	24.85
Myrtle Beach, SC	Restaurant	0.3	6,734	34.85
Chandler, AZ	Industrial	0.3	25,035	9.30
Kennesaw, GA	Restaurant	0.3	4,051	54.34
Concord, NC	Restaurant	0.3	4,749	46.24
Miamisburg, OH	Industrial	0.3	35,707	6.03
Everett, MA	Retail	0.3	18,572	11.43
Cape Girardeau, MO	Retail	0.3	13,502	14.71
Marston, MA	Retail	0.3	8,775	22.00
West Palm Beach, FL	Industrial	0.2	10,634	14.74
Monroeville, PA	Retail	0.2	6,051	25.74
Batavia, NY	Retail	0.2	23,483	6.05
Nashville, TN (7)	Industrial	0.2	99,500	5.17
Lawrence, KS	Retail	0.2	8,600	14.04
Cuyahoga Falls, OH	Retail	0.2	6,796	17.21
South Euclid, OH	Retail	0.2	11,672	9.94
Hamilton, OH	Health & Fitness	0.2	38,000	3.16
Hilliard, OH	Retail	0.1	6,751	15.55
Port Clinton, OH	Retail	0.1	6,749	15.19
Seattle, WA	Retail	0.1	3,053	27.50
Rosenberg, TX	Retail	0.1	8,000	10.20
Louisville, KY	Industrial	0.1	9,642	6.67
Wauconda, IL (8)	Industrial	—	53,750	0.49
Bolingbrook, IL (8)	Retail	—	33,111	0.51
Kennesaw, GA (9)	Retail	—	32,138	—
Beachwood, OH (10)	Land	—	349,999	—
		100.0	10,851,596

(1)	This property, a community shopping center, is leased to 12 tenants. Contractual rental income per square foot excludes 1,650 square feet of vacant space.
(2)	This property, a community shopping center, is leased to 20 tenants. Contractual rental income per square foot excludes 14,670 square feet of vacant space.
(3)	This property has four tenants. Contractual rental income per square foot excludes 2,395 square feet of vacant space.
(4)	This property has two tenants.
(5)	This property has three tenants.
(6)	This property has five tenants.
(7)	Contractual rental income per square foot excludes 74,500 square feet of vacant space.
(8)	The tenant’s lease expired January 31, 2024 and we are pursuing the re-lease and/or sale of such property.
(9)	This property is vacant and was formerly leased to Bed Bath and Beyond which filed for bankruptcy protection and rejected our lease in April 2023.
(10)	This property is ground leased to a multi-unit apartment complex owner/operator. 2024 contractual rental income excludes $1.3 million of variable rent as there is uncertainty as to whether and when the tenant will resume paying rent. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Challenges and Uncertainties Facing The Vue – Beachwood, Ohio” and Note 6 of our consolidated financial statements.

Properties Owned by Joint Ventures

As of December 31, 2023, we own a 50% equity interest in two joint ventures that own two properties. At December 31, 2023, our investment in these joint ventures was approximately $2.1 million and the occupancy rate at these properties, based on square footage, was 100%. Based on the leases in effect at December 31, 2023, we anticipate that our share of the base rent payable in 2024 to our joint ventures is approximately $235,000. The following table sets forth, as of December 31, 2023, information about the properties owned by these joint ventures:

		Percentage of
		Base Rent Payable
		in 2024
		Contributed by	Approximate	2024
	Type of	the Applicable	Square Footage	Base Rent
Location	Property	Joint Venture (1)	of Building	per Square Foot
Savannah, GA	Retail	86.7	46,058	$4.43
Savannah, GA (2)	Restaurant	13.3	—	—
		100.0	46,058
(1)	Represents our share of the base rent payable in 2024 with respect to such joint venture property, expressed as a percentage of the aggregate base rent payable in 2024 by all of our joint venture properties.
(2)	This property is a parking lot which is ground leased to a restaurant.

Geographic Concentration

As of December 31, 2023, the 108 properties owned by us are located in 31 states. The following table sets forth information, presented by state, related to our properties as of December 31, 2023:

			Percentage of
		2024	2024
		Contractual	Contractual	Approximate
	Number of	Rental	Rental	Building
State	Properties	Income	Income	Square Feet
South Carolina	8	$8,543,490	12.0	1,582,568
New York	7	6,558,674	9.2	485,602
Texas	7	5,623,532	7.9	757,837
Pennsylvania	5	5,394,302	7.6	827,117
New Jersey	4	3,763,401	5.3	354,102
Maryland	2	3,712,022	5.2	625,710
North Carolina	7	3,408,365	4.8	330,072
Colorado	3	3,160,873	4.4	208,420
Georgia	6	2,981,085	4.2	482,729
Minnesota	5	2,947,312	4.1	501,573
Tennessee	3	2,886,172	4.1	864,449
Illinois	7	2,242,092	3.1	277,786
Missouri	3	2,166,440	3.0	472,276
Ohio	9	1,965,547	2.8	706,164
Florida	5	1,840,120	2.6	235,364
Kentucky	4	1,530,082	2.1	239,335
Virginia	3	1,429,279	2.0	176,656
Alabama	1	1,383,326	1.9	294,000
Indiana	2	1,347,066	1.9	183,310
Arkansas	1	1,230,498	1.7	248,370
Iowa	1	1,200,437	1.7	208,234
Massachusetts	4	957,624	1.3	49,151
Arizona	2	868,490	1.2	87,156
California	1	809,642	1.1	218,116
Kansas	2	680,367	1.0	96,708
Louisiana	1	654,718	0.9	54,229
Nebraska	1	562,293	0.8	101,584
Other (1)	4	1,408,357	2.1	182,978
	108	$71,255,606	100.0	10,851,596

(1)	These properties are located in four states.

The following table sets forth information, presented by state, related to the properties owned by our joint ventures as of December 31, 2023:

Our Share
of the
Base Rent
		Payable in 2024	Approximate
	Number of	to these	Building
State	Properties	Joint Ventures	Square Feet
Georgia	2	$235,140	46,058

Mortgage Debt

At December 31, 2023, we had:

●	68 first mortgages secured by 69 of our 108 properties; and

●	$422.6 million of mortgage debt outstanding with a weighted average interest rate of 4.31% and a weighted average remaining term to maturity of approximately 5.9 years. Substantially all of such mortgage debt bears fixed interest at rates ranging from 3.05% to 8.40% and contains prepayment penalties.

The following table sets forth scheduled principal mortgage payments due on our properties as of December 31, 2023 (dollars in thousands):

PRINCIPAL
YEAR	PAYMENTS DUE
2024	$61,779
2025	41,477
2026	29,670
2027	47,923
2028	38,873
Thereafter	202,843
Total	$422,565

The mortgages on our properties are generally non-recourse, subject to standard carve-outs.

Item 3. Legal Proceedings.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange under the symbol “OLP.” As of March 1, 2024, there were approximately 241 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

As of March 1, 2024, we are authorized to repurchase up to $8.1 million of shares our common stock through, among other things, open market or privately negotiated transactions. There is no stated expiration date for our stock repurchase program. Set forth below is a table describing the purchases we made in the quarter ended December 31, 2023:

				Approximate
			Total Number of	Dollar Value
	Total Number	Average	of Shares Purchased	of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased	per Share	Announced Programs	Under the Programs
October 1, 2023 - October 31, 2023	133,667	$18.40	133,667	$8,655,224
November 1, 2023 - November 30, 2023	30,400	18.80	30,400	8,081,814
December 1, 2023 - December 31, 2023	—	—	—	8,081,814
Total	164,067	$18.47	164,067

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a self-administered and self-managed REIT focused on acquiring, owning and managing a geographically diversified portfolio consisting of industrial and, to a lesser extent, retail properties, many of which are subject to long-term leases. Most of our leases are “net leases” under which the tenant, directly or indirectly, is responsible for paying the real estate taxes, insurance and ordinary maintenance and repairs of the property. As of December 31, 2023, we own, in 31 states, 110 properties, including three properties owned by consolidated joint ventures and two properties owned through unconsolidated joint ventures.

Challenges and Uncertainties as a Result of the Volatile Economic Environment

During the past two years, there has been a significant economic uncertainty due, among other things, to volatile interest rates and the challenges presented by an inflationary/potential recessionary environment. This uncertainty, volatility and the related causes may adversely impact us in the future. Due to this uncertainty, we were especially cautious in pursuing acquisition opportunities in 2023 and may continue to be cautious in pursuing such opportunities in the near future. As a result, our ability, in the near term, to grow revenue and net income through acquisitions may be adversely affected.

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

Other than with respect to our continuing focus on acquiring industrial properties, we generally seek to manage the risk of our real property portfolio and the related financing arrangements by (i) diversifying among locations, tenants, scheduled lease expirations, mortgage maturities and lenders, and (ii) minimizing our exposure to interest rate fluctuations. As a result, as of December 31, 2023:

●	our 2024 contractual rental income is derived from the following property types: 66.1% from industrial, 24.2% from retail, 3.7% from health and fitness, 1.7% from restaurant, 1.6% from theaters, and 2.7% from other properties,

●	there are six states with properties that account for 5% or more of 2024 contractual rental income, and one state that accounts for more than 10.0% of 2024 contractual rental income (i.e., South Carolina at 12.0%),

●	there is one tenant that accounts for more than 5% of 2024 contractual rental income (i.e., FedEx at 5.5%),

●	through 2033, there are four years in which the percentage of our 2024 contractual rental income represented by expiring leases equals or exceeds 10% (i.e., 20.4% in 2027, 13.8% in 2028, 10.1% in 2029 and 10.5% in 2033) — approximately 5.1 % of our 2024 contractual rental income is represented by leases expiring in 2034 and thereafter,

●	after giving effect to interest rate swap agreements, substantially all of our mortgage debt bears interest at fixed rates,

●	in 2024, 2025 and 2026, 14.6%, 9.8% and 7.0%, respectively, of our total scheduled principal mortgage payments (i.e., amortization and balances due at maturity) is due, and

●	there are three different counterparties to our portfolio of interest rate swaps: two counterparties, rated A3 or better by a national rating agency (i.e., Moody’s Long-Term Debt Ratings), account for 88.6%, or $26.3 million, of the notional value of our swaps; and one counterparty, rated A- by another rating provider (i.e., Kroll), accounts for 11.4%, or $3.3 million, of the notional value of such swaps.

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

We monitor, on an ongoing basis, our expiring leases and generally approach tenants with expiring leases (including those subject to renewal options) at least a year prior to lease expiration to determine their interest in renewing their leases. During the three years ending December 31, 2026, 49 leases for 42 tenants at 35 properties representing $14.3 million, or 20.0%, of 2024 contractual rental income expire.

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

At December 31, 2023, we have unhedged variable rate mortgage debt in the principal amount of $16.0 million of which bears a weighted average interest rate of 5.73%. The table below provides information about such debt as of December 31, 2023.

			Current	Interest Rate
Property	Principal Amount	Maturity Date	Interest Rate	Reset Date
Lexington, Kentucky	$5,279,000	June 2047	3.85%	June 2029
Kennesaw, Georgia	4,467,000	December 2041	6.50	December 2030
Hamilton, Ohio	3,969,000	September 2024	8.40	n/a
Deptford, NJ	2,277,000	February 2041	3.95	February 2026
	$15,992,000

Challenges and Uncertainties Facing Certain Properties and Tenants

Set forth below is a description of the challenges and uncertainties facing certain tenants or properties. If these challenges, and in particular, the challenges faced by Regal Cinemas, The Vue and LA Fitness, are not resolved in a satisfactory manner, we will be adversely affected.

Regal Cinemas

Regal Cinemas, or Regal, is a tenant at two properties. Regal’s parent, Cineworld Group plc, filed for Chapter 11 bankruptcy protection in September 2022 and as a result, we and Regal amended the leases at these properties to, among other things, shorten the lease terms and reduce the rent payable. Specifically, prior to the amendments, the leases were scheduled to expire in 2032 and 2035 and as of January 1, 2024, without giving effect to such amendments, would have provided for an aggregate base rent of $21.0 million through the remaining lease term. After giving effect to the amendments, the leases expire in 2030 and as of January 1, 2024 provide for an aggregate base rent of $7.7 million payable over the remaining lease term.

At December 31, 2023, our Indianapolis, Indiana property had mortgage debt, intangible lease liabilities and intangible lease assets of approximately $3.6 million, $527,000 and $476,000, respectively. There is no mortgage debt, intangible lease liabilities or intangible lease assets at the Greensboro, North Carolina property at which we lease the underlying fee and in turn lease the property to Regal. We estimate that the carrying costs for these two properties for the twelve months ending December 31, 2024, are approximately $1.3 million, including ground lease rent of $512,000 (which sum has historically been paid directly by Regal to the owner of the Greensboro property), real estate taxes of approximately $356,000, and debt service of $290,000. Regal is the primary obligor with respect to $460,000 of these carrying costs and we are responsible with respect to such amount if it is not paid by Regal.

Because the collection of amounts owed by Regal is deemed to be less than probable, we have not accrued Regal’s base rent (but have collected all base rent payable pursuant to the amended leases) and since October 2020, have been reporting same on a cash basis. If Regal continues to face financial challenges, it will be difficult and costly (due, among other things, to the limited number of exhibitors and the unique configuration of theater properties) to find a replacement tenant.

The Vue – Beachwood, Ohio

A multi-family complex, which we refer to as The Vue, ground leases from us the underlying land located in Beachwood, Ohio. Since 2018, the property has faced, and we anticipate that the property will continue to face, occupancy and financial challenges, and our tenant has not paid rent since October 2020 (i.e., an aggregate of $3.9 million that would have been due had it generated specified levels of positive operating cash flow), and we anticipate that it will not pay rent for an extended period. After giving effect to debt service, the property is operating on a negative cash flow basis, and we anticipate that such trend will continue for an extended period. Since 2021 (through March 1, 2024), we provided The Vue with an aggregate of $3.4 million to cover, among other things, operating cash flow shortfalls and capital expenditures, and the amount to be funded in 2024, if any, has not been definitively determined. At December 31, 2023, (i) there are no unbilled rent receivables, intangibles or tenant origination costs associated with this property and (ii) the net book value of our land subject to this ground lease is $17.3 million and is subordinate to $63.6 million of mortgage debt incurred by the owner/operator. Our cash flow will be adversely impacted by our funding of additional capital expenditures and operating expense shortfalls at the property (including our payment of the tenant’s debt service obligations) and the tenant’s continuing non-payment of rent. If we determine that under GAAP the property has been impaired, we may incur a substantial impairment charge and if we sell the property, we may recognize a substantial loss. See Note 6 to our consolidated financial statements.

LA Fitness

LA Fitness leases from us three properties pursuant to three separate leases, including a 38,000 square foot health and fitness facility in Hamilton, Ohio.  LA Fitness terminated the lease at the Hamilton, Ohio property effective as of May 1, 2024. As a result, we estimate that (i) from January 1, 2024 through the remaining lease term, we will generate $120,000 of rental income and (ii) that through 2024, we will incur approximately $230,000, $180,000 and $170,000 of interest expense, real estate operating expense and depreciation and amortization expense, respectively.

During 2023, this property accounted for (i) $893,000 of rental income and (ii) $198,000, $188,000 and $206,000 of interest expense, real estate operating expense and depreciation and amortization expense, respectively, and during 2022, this property accounted for (iii) $915,000 of rental income and (iv) $197,000, $170,000 and $210,000 of interest expense, real estate operating expense and depreciation and amortization expense, respectively. At December 31, 2023, the variable rate mortgage debt (bearing an interest rate of daily SOFR plus 300 basis points) on this property is $4.0 million and is scheduled to mature in September 2024.

It will be difficult, due to the presence of another health and fitness facility located nearby, to re-lease this property to another health and fitness operator, and if we are unable to re-lease this property to such an operator, it will be costly to reconfigure the space for use other than as a fitness facility. We will be adversely effected if we surrender this property to the lender or if we pay off the mortgage debt without obtaining a suitable replacement tenant at this property.

2023 and Recent Developments

In 2023, we:

●	sold 10 properties (i.e., seven restaurants and three retail properties) and an out-parcel at a multi-tenant retail property, for an aggregate net gain on sale of real estate of $17.0 million. The properties sold accounted for $2.5 million, or 2.7%, and $3.0 million, or 3.3%, of 2023 and 2022 rental income, net, respectively. We estimate that, excluding any acquisitions, dispositions or lease amendments in 2024, rental income in 2024 will decrease by approximately $2.5 million from 2023 due to these sales.

●	paid down our credit facility by approximately $21.8 million primarily through the use of net proceeds from property sales – as of December 31, 2023 and March 1, 2024, no amounts were outstanding on the facility.

●	acquired a multi-tenant industrial property for an aggregate purchase price of $13.4 million. This property accounts for $806,000, or 1.1%, of our 2024 contractual rental income.

●	through an unconsolidated joint venture in which we had a 50% equity interest, sold a multi-tenant shopping center located in Manahawkin, NJ for $36.5 million, of which our share was $18.3 million. In 2023, we recognized a $108,000 loss from the sale of this property. Our share of the net proceeds from this sale was $7.1 million. We generated, in 2023, $1.1 million (including our $850,000 share of an impairment charge) of equity in loss and in 2022 and 2021, $210,000 and $11,000, respectively, of equity in earnings from this unconsolidated joint venture.

●	entered into, amended or extended 28 leases with respect to approximately 988,000 square feet.

●	repurchased approximately 499,000 shares of our common stock for an aggregate purchase price of approximately $9.6 million (i.e., an average price of $19.24 per share). We anticipate that we will continue to repurchase our stock subject to, among other things, the availability of funds and attractiveness of alternative investments.

Subsequent to December 31, 2023, we:

●	entered into a contract to sell a pad site at a multi-tenant retail shopping center in Lakewood, Colorado, which we own through a consolidated joint venture in which we hold a 90% interest, for $2.9 million. The buyer’s right to terminate the contract expired in February 2024 and the sale is anticipated to close during the quarter ending March 31, 2024. We anticipate recognizing a gain of approximately $1.8 million on this sale during the three months ending March 31, 2024, of which the non-controlling interest’s share will be approximately $180,000.

Our Business Objective

Our business objective is to increase stockholder value by:

●	identifying opportunistic and strategic property acquisitions consistent with our portfolio and our acquisition strategies;

●	monitoring and maintaining our portfolio, and as appropriate, working with tenants to facilitate the continuation or expansion of their tenancies;

●	managing our portfolio effectively, including opportunistic and strategic property sales;

●	obtaining mortgage indebtedness (including refinancings) on favorable terms, ensuring that the cash flow generated by a property exceeds the debt service thereon and maintaining access to capital to finance property acquisitions; and

●	maintaining and, over time, increasing our dividend.

Comparison of Years Ended December 31, 2023 and 2022

Results of Operations -

Revenues

The following table compares total revenues for the periods indicated:

	Year Ended December 31,		Increase
(Dollars in thousands)	2023	2022	(Decrease)	% Change
Rental income, net	$90,646	$92,191	$(1,545)	(1.7)
Lease termination fees	—	25	(25)	(100.0)
Total revenues	$90,646	$92,216	$(1,570)	(1.7)

Rental income, net.

The following table details the components of rental income, net, for the periods indicated:

	Year Ended December 31,		Increase
(Dollars in thousands)	2023	2022	(Decrease)	% Change
Acquisitions (1)	$5,413	$2,472	$2,941	119.0
Dispositions (2)	2,470	3,641	(1,171)	(32.2)
Same store (3)	82,763	86,078	(3,315)	(3.9)
Rental income, net	$90,646	$92,191	$(1,545)	(1.7)
(1)	The 2023 column represents rental income from properties acquired since January 1, 2022; the 2022 column represents rental income from properties acquired during the year ended December 31, 2022.
(2)	The 2023 column represents rental income from properties sold during the year ended December 31, 2023; the 2022 column represents rental income from properties sold since January 1, 2022.
(3)	Represents rental income from 101 properties that were owned for the entirety of the periods presented.

Changes at same store properties

The decrease in same store rental income is due to the inclusion in 2022, of $4.6 million from the litigation settlement proceeds from The Vue, and decreases of:

-	$689,000 of rental income from our wholly-owned Regal Cinemas properties due to lease amendments effectuated in connection with its bankruptcy reorganization (see “—Challenges and Uncertainties Facing Certain Tenants and Properties” for further information regarding Regal Cinemas),

-	$654,000 of rental income from leases that expired in 2022 and 2023 at several properties,

-	$461,000 from Bed Bath & Beyond - Kennesaw, Georgia which filed for bankruptcy protection (including the write-off, during 2023, of its $133,000 unbilled rent receivable balance),

The decrease was offset by increases of:

-	$1.7 million of rental income from various lease amendments and extensions,

-	$892,000 of rental income due to new tenants at various properties, and

-	$497,000 in tenant reimbursements, of which $443,000 relates to operating expenses generally incurred in the same year.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Year Ended December 31,		Increase
(Dollars in thousands)	2023	2022	(Decrease)	% Change
Operating expenses:
Depreciation and amortization	$24,789	$23,781	$1,008	4.2
General and administrative	15,822	15,258	564	3.7
Real estate expenses	16,444	15,508	936	6.0
State taxes	284	285	(1)	(0.4)
Total operating expenses	$57,339	$54,832	$2,507	4.6

Depreciation and amortization. The increase is due primarily to:

-	$1.5 million of such expense from properties acquired in 2023 and 2022 (including $1.1 million from properties acquired in 2022),

-	$434,000 of depreciation from improvements at several same store properties, and

-	$186,000 of leasing commissions at several same store properties.

The increase was offset by:

-	a decrease, in 2023, of $854,000 related to improvements and tenant origination costs at several properties that prior to December 31, 2023 were fully amortized, and

-	the inclusion, in 2022, of $332,000 of such expense from the properties sold since January 1, 2022.

General and administrative. The increase in 2023 is due primarily to increases of (i) $441,000 of compensation expense primarily due to additional employees and higher levels of compensation, and (ii) $150,000 in professional fees related to various matters.

Real estate expenses.

The increase is primarily due to:

-	$574,000 from properties acquired in 2023 and 2022 (including $407,000 from properties acquired in 2022),

-	an aggregate increase of $224,000 relating to real estate tax expense for several properties, none of which were individually significant, and

-	aggregate increases of $368,000 of other real estate expenses for several properties (primarily related to our Brooklyn, New York property).

The increase was offset primarily by a $237,000 decrease related to properties sold in 2022 and 2023.

A substantial portion of real estate expenses are rebilled to tenants and are included in Rental income, net, on the consolidated statements of income.

Gain on sale of real estate, net

The following table lists the sold properties and related gains, net, for the periods indicated:

	Year Ended
	December 31,		Increase	%
(Dollars in thousands)	2023	2022	(Decrease)	Change
TGI Fridays restaurant property - Hauppauge, New York	$1,534	$—
Havertys retail property - Duluth, Georgia	3,180	—
TGI Fridays restaurant property - Greensboro, North Carolina	332	—
Land - Lakewood, Colorado (1)	2,177	—
Chuck E Cheese restaurant property - Indianapolis, Indiana	226	—
TGI Fridays restaurant property - Richmond, Virginia	265	—
Applebee's restaurants (2 properties) - Cartersville & Carrollton, Georgia	2,581	—
Applebee's restaurant property - Lawrenceville, Georgia	989	—
Havertys retail property - Virginia Beach, Virginia	1,727	—
Barnes & Noble retail property - Fort Myers, Florida	3,997
Wendy's restaurants (4 properties) - Various cities, Pennsylvania	—	4,649
Orlando Baking industrial property - Columbus, Ohio	—	6,925
Havertys retail property - Fayetteville, Georgia	—	1,125
Vacant retail property - Columbus, Ohio	—	4,063
Total gain on sale of real estate, net	$17,008	$16,762	$246	1.5

(1) The non-controlling interest’s share of the gain is $218.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Year Ended December 31,		Increase
(Dollars in thousands)	2023	2022	(Decrease)	% Change
Other income and expenses:
Equity in (loss) earnings of unconsolidated joint ventures	$(904)	$400	$(1,304)	(326.0)
Equity in loss from sale of unconsolidated joint venture property	(108)	—	(108)	n/a
Income on settlement of litigation	—	5,388	(5,388)	(100.0)
Other income	234	1,003	(769)	(76.7)
Interest:
Expense	(18,780)	(17,569)	1,211	6.9
Amortization and write-off of deferred financing costs	(839)	(1,115)	(276)	(24.8)

Equity in (loss) earnings of unconsolidated joint ventures. The decrease in 2023 relates to the multi-tenant shopping center in Manahawkin, New Jersey which we sold in December 2023 and reflects (i) our 50% share, or $850,000, of a $1.7 million impairment charge our joint venture recorded, (ii) a $256,000 decrease in base rent collected primarily from Regal Cinemas, a tenant at this property, due to a lease amendment effectuated in connection with its bankruptcy reorganization, and (iii) a $103,000 debt prepayment charge due to the early payoff of the mortgage on this property in connection with its sale. See Note 7 to our consolidated financial statements.

Equity in loss from sale of unconsolidated joint venture property. The 2023 results represent a loss of $108,000 from the sale of our joint venture property in Manahawkin, New Jersey on December 15, 2023.

Income on settlement of litigation. In April 2022, we received $5.4 million in connection with the settlement of a lawsuit at our former Round Rock, Texas property (the “Round Rock Settlement”). (See Note 13 to our consolidated financial statements.)

Other income. Included in 2022 is $918,000 representing the final property insurance recovery related to our Lake Charles, Louisiana property damaged in a 2020 hurricane. (See Note 13 to our consolidated financial statements.)

Interest expense. The following table compares interest expense for the periods indicated:

	Year Ended December 31,		Increase
(Dollars in thousands)	2023	2022	(Decrease)	% Change
Interest expense:
Mortgage interest	$17,514	$16,762	$752	4.5
Credit line interest	1,266	807	459	56.9
Total	$18,780	$17,569	$1,211	6.9

Mortgage interest

The following table reflects the average interest rate on the weighted average principal amount of outstanding mortgage debt during the applicable year:

	Year Ended December 31,		Increase
(Dollars in thousands)	2023	2022	(Decrease)	% Change
Weighted average interest rate	4.18%	4.14%	0.04%	1.0
Weighted average principal amount	$416,517	$404,263	$12,254	3.0

The increase in 2023 is due primarily to the increase in the average principal amount of mortgage debt outstanding which resulted from financings effectuated in connection with refinancings and acquisitions.

Credit facility interest

The following table reflects the average interest rate on the average principal amount of outstanding credit line debt during the applicable year:

	Year Ended December 31,		Increase	%
(Dollars in thousands)	2023	2022	(Decrease)	Change
Weighted average interest rate	6.69%	3.42%	3.27%	95.6
Weighted average principal amount	$15,676	$16,222	$(546)	(3.4)

The increase in 2023 is due to the increase on the weighted average interest rate.

Amortization and write-off of deferred financing costs. The decrease in 2023 is primarily due to the $221,000 write-off of deferred costs related to the mortgages on the eleven Havertys properties that were paid off in June 2022.

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

We compute adjusted funds from operations, or AFFO ,by adjusting from FFO for straight-line rent accruals and amortization of lease intangibles, deducting from income, additional rent from ground lease tenant, income on settlement of litigation, income on insurance recoveries from casualties, lease termination and assignment fees, and adding back amortization of restricted stock and restricted stock unit compensation expense, amortization of costs in connection with its financing activities (including its share of its unconsolidated joint ventures), debt prepayment costs and amortization of lease incentives and mortgage intangible assets. Since the NAREIT White Paper does not provide guidelines for computing AFFO, the computation of AFFO varies from one REIT to another.

We believe that FFO and AFFO are useful and standard supplemental measures of the operating performance for equity REITs and are used frequently by securities analysts, investors and other interested parties in evaluating equity REITs, many of which present FFO and AFFO when reporting their operating results. FFO and AFFO are intended to exclude GAAP historical cost depreciation and amortization of real estate assets, which assumes that the value of real estate assets diminish predictably over time. In fact, real estate values have historically risen and fallen with market conditions. As a result, we believe that FFO and AFFO provide a performance measure that when compared year over year, should reflect the impact to operations from trends in occupancy rates, rental rates, operating costs, interest costs and other matters without the inclusion of depreciation and amortization, providing a perspective that may not be necessarily apparent from net income. We also consider FFO and AFFO to be useful in evaluating potential property acquisitions.

FFO and AFFO do not represent net income or cash flows from operating, investing or financing activities as defined by GAAP. FFO and AFFO should not be considered to be an alternative to net income as a reliable measure of our operating performance; nor an alternative to cash flows from operating, investing or financing activities (as defined by GAAP) as measures of liquidity. FFO and AFFO do not measure whether cash flow is sufficient to fund all of our cash needs, including principal amortization, capital improvements and distributions to stockholders.

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

The following tables provide a reconciliation of net income and net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO for the years indicated (dollars in thousands, except per share amounts):

	Year Ended
	December 31,
	2023	2022
GAAP net income attributable to One Liberty Properties, Inc.	$29,614	$42,177
Add: depreciation and amortization of properties	24,063	23,193
Add: our share of depreciation and amortization of unconsolidated joint ventures	477	519
Add: amortization of deferred leasing costs	726	588
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	18	21
Add: our share of impairment loss of unconsolidated joint venture property	850	—
Add: equity in loss from sale of unconsolidated joint venture property	108	—
Deduct: gain on sale of real estate, net	(17,008)	(16,762)
Adjustments for non-controlling interests	148	(67)
NAREIT funds from operations applicable to common stock	38,996	49,669
Deduct: straight-line rent accruals and amortization of lease intangibles	(2,717)	(3,240)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(19)	(27)
Deduct: other income and income on settlement of litigation	(112)	(5,388)
Deduct: additional rent from ground lease tenant	(16)	(4,626)
Deduct: income on insurance recovery from casualty loss	—	(918)
Deduct: lease termination fee income	—	(25)
Deduct: our share of unconsolidated joint venture lease termination fee income	(21)	(25)
Add: amortization of restricted stock and RSU compensation	5,367	5,507
Add: amortization and write-off of deferred financing costs	839	1,115
Add: amortization of lease incentives	121	44
Add: amortization of mortgage intangible assets	114	12
Add: our share of amortization of deferred financing costs of unconsolidated joint venture	42	17
Adjustments for non-controlling interests	1	14
Adjusted funds from operations applicable to common stock	$42,595	$42,129

	Year Ended
	December 31,
	2023	2022
GAAP net income attributable to One Liberty Properties, Inc.	$1.38	$1.99
Add: depreciation and amortization of properties	1.13	1.09
Add: our share of depreciation and amortization of unconsolidated joint ventures	.02	.02
Add: amortization of deferred leasing costs	.03	.03
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—
Add: our share of impairment loss of unconsolidated joint venture property	.04	—
Add: equity in loss from sale of unconsolidated joint venture property	.01	—
Deduct: gain on sale of real estate, net	(.80)	(.79)
Adjustments for non-controlling interests	.01	—
NAREIT funds from operations per share of common stock (a)	1.82	2.34
Deduct: straight-line rent accruals and amortization of lease intangibles	(.13)	(.16)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—
Deduct: other income and income on settlement of litigation	(.01)	(.25)
Deduct: additional rent from ground lease tenant	—	(.22)
Deduct: income on insurance recovery from casualty loss	—	(.04)
Deduct: lease termination fee income	—	—
Deduct: our share of unconsolidated joint venture lease termination fee income	—	—
Add: amortization of restricted stock and RSU compensation	.25	.26
Add: amortization and write-off of deferred financing costs	.04	.05
Add: amortization of lease incentives	.01	—
Add: amortization of mortgage intangible assets	.01	—
Add: our share of amortization of deferred financing costs of unconsolidated joint venture	—	—
Adjustments for non-controlling interests	—	—
Adjusted funds from operations per share of common stock (a)	$1.99	$1.98

(a) The weighted average number of diluted common shares used to compute FFO and AFFO applicable to common stock includes unvested restricted shares that are excluded from the computation of diluted EPS.

The $10.7 million, or 21.5%, decrease in FFO is due primarily to:

●	the inclusion, in the corresponding 2022 period, of (i) $5.4 million from the Round Rock Settlement, (ii) $4.6 million from the litigation settlement proceeds from The Vue (included in rental income), and (iii) $918,000 of income on insurance recovery from casualty loss,
●	a $1.2 million increase in interest expense,
●	a $936,000 increase in real estate operating expenses, and
●	a $564,000 increase in general and administrative expense.

Offsetting the decrease is a $3.1 million net increase in rental income.

See “—Comparison of Years Ended December 31, 2023 and 2022” for further information regarding these changes.

The $466,000, or 1.1%, increase in AFFO is due to the factors impacting FFO as described immediately above, excluding the (i) $5.4 million from the Round Rock Settlement, (ii) $4.6 million from the litigation settlement proceeds from The Vue (included in rental income), and (iii) $918,000 of income on insurance recovery from casualty loss.

See “—Comparison of Years Ended December 31, 2023 and 2022” for further information regarding these changes.

Diluted per share FFO and AFFO were impacted negatively in the year ended December 31, 2023 by an average increase from December 31, 2022 of approximately 114,000 in the weighted average number of shares of common stock outstanding as a result of stock issuances pursuant to the equity incentive and dividend reinvestment, offset by the Company’s repurchase of shares during 2023.

Comparison of Years Ended December 31, 2022 and 2021

As we qualify as a smaller reporting company, this comparison is omitted in accordance with Instruction 1 to Item 303(a) of Regulation S-K.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales. In 2023, we obtained approximately (i) $46.6 million of net proceeds from property sales (after giving effect to our share of $11.3 million of mortgage debt repayments and $1.8 million of seller-financing), (ii) $22.6 million of proceeds from mortgage financings (after giving effect to $13.8 million of refinanced amounts) and (iii) $4.6 million from the litigation settlement proceeds from The Vue. Our available liquidity at March 1, 2024 was approximately $123.9 million, including approximately $23.9 million of cash and cash equivalents (including the credit facility’s required $3.0 million average deposit maintenance balance) and, subject to borrowing base requirements, up to $100.0 million available under our credit facility.

Liquidity and Financing

We expect to meet our short term (i.e., one year or less) and long term (i) operating cash requirements (including debt service and anticipated dividend payments) principally from cash flow from operations, our available cash and cash equivalents, proceeds from and, to the extent permitted and needed, our credit facility and (ii) investing and financing cash requirements (including an estimated aggregate of $2.7 million of capital expenditures) from the foregoing, as well as property financings, property sales and sales of our common stock.

The following table sets forth, as of December 31, 2023, information with respect to our mortgage debt that is payable from January 2024 through December 31, 2026:

(Dollars in thousands)	2024	2025	2026	Total
Amortization payments	$11,873	$10,627	$10,491	$32,991
Principal due at maturity	49,906	30,850	19,179	99,935
Total	$61,779	$41,477	$29,670	$132,926

We intend to make debt amortization payments from operating cash flow and, though no assurance can be given that we will be successful in this regard, generally intend to refinance, extend or payoff the mortgage loans which mature in 2024 through 2026. We intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash, proceeds from the sale of our common stock and our credit facility (to the extent available).

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

Material Contractual Obligations

The following sets forth our material contractual obligations as of December 31, 2023:

	Payment due by period
	Less than			More than
(Dollars in thousands)	1 Year	1 ‑ 3 Years	4 ‑ 5 Years	5 Years	Total
Mortgages payable—interest and amortization	$28,774	$48,305	$39,267	$64,299	$180,645
Mortgages payable—balances due at maturity	49,906	50,029	68,679	168,560	337,174
Credit facility (1)	—	—	—	—	—
Purchase obligations (2)	4,172	7,425	7,329	161	19,087
Total	$82,852	$105,759	$115,275	$233,020	$536,906
(1)	At December 31, 2023 there was no balance outstanding on the credit facility. We may borrow up to $100.0 million pursuant to such facility, subject to compliance with borrowing base requirements. At December 31, 2023, after giving effect to such borrowing base requirements, $100.0 million was available to be borrowed. The facility expires December 31, 2026. See “—Credit Facility”.
(2)	Assumes that $3.6 million will be payable annually during the next five years pursuant to the compensation and services agreement. Excludes (i) approximately $2.7 million of capital expenditures to be incurred in the ordinary course of business in connection with tenant improvements (including $1.2 million in connection with the Havertys Furniture lease extensions), (ii) amounts required to acquire properties, and (iii) the potential funding in 2024 for capital expenditures and operating cash flow shortfalls at The Vue, which amount, if any, has not been definitively determined. See “—General Challenges and Uncertainties,” and “—Challenges and Uncertainties Facing Certain Properties and Tenants—The Vue”.

As of December 31, 2023, we had $422.6 million of mortgage debt outstanding, all of which is non-recourse (subject to standard carve-outs). We expect that mortgage interest and amortization payments (excluding repayments of principal at maturity) of approximately $77.1 million due through 2026 will be paid primarily from cash generated from our operations. We anticipate that principal balances due at maturity through 2026 of $99.9 million will be paid primarily from cash and cash equivalents and mortgage financings and refinancings. If we are unsuccessful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all debt obligations when payments become due, and we may need to issue additional equity, obtain long or short- term debt, or dispose of properties on unfavorable terms.

Credit Facility

Our credit facility provides that subject to borrowing base requirements, we can borrow up to $100.0 million for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $40.0 million and 40% of the borrowing base. See “—Liquidity and Capital Resources”. The facility matures December 31, 2026 and bears interest equal to 30-day SOFR plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 275 basis points if such ratio is greater than 60%. The applicable margin was 175 basis points for each of 2023 and 2022. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. For 2023, the weighted average interest rate on the facility was approximately 6.69% and as of February 29, 2024, the rate on the facility was 7.08%.

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

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. Approximately 69% of our leases contain provisions intended to mitigate the impact of inflation. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). In addition, many of our leases require the tenant to pay, or reimburse us for our payment of, all or a majority of the property’s operating expenses, including real estate taxes, utilities, insurance and building repairs, which may also mitigate our risks associated with rising costs. However, these rent escalation provisions may not adequately offset the effects of inflation.

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

Equity-Based Compensation

We grant shares of restricted stock and restricted stock units ("RSUs") to eligible plan participants, subject to the recipient's continued service over a specified period and, with respect to the RSUs, the satisfaction of specified conditions over a specified period. The RSUs vest based upon satisfaction of specified metrics with respect to (i) average of our annual total stockholder return (“TSR Awards”) and/or (ii) average annual return of capital (“ROC Awards”), in each case as calculated pursuant to the applicable award agreement. We account for the restricted stock awards and RSUs in accordance with ASC 718, Compensation - Stock Compensation, which requires that such compensation be recognized in the financial statements based on its estimated grant-date fair value. The value of such awards is recognized as compensation expense in general and administrative expenses in the accompanying consolidated statements of operations over the applicable service periods. Grant date fair value is determined with respect to the (i) the restricted stock awards, by the closing stock price on the date of grant, (ii) TSR Awards, by using a Monte Carlo simulation relying upon various assumptions and (iii) ROC Awards, by using the closing stock price on the grant date, subject to quarterly adjustment based upon management’s projection as to the achievability of the specified metrics related to the ROC Awards. See Note 11 to our consolidated financial statements.

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

We use interest rate swaps to limit interest rate risk on substantially all variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes. At December 31, 2023, we had no liability in the event of the early termination of our swaps.

At December 31, 2023, we had 13 interest rate swap agreements outstanding with an aggregate $29.6 million notional amount. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2023, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and the net unrealized gain on derivative instruments would have increased by $309,000. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and the net unrealized gain on derivative instruments would have decreased by $316,000. These changes would not have any impact on our net income or cash.

The fair market value of our long-term debt is estimated based on discounting future cash flows at interest rates that our management believes reflect the risks associated with long-term debt of similar risk and duration.

The following table sets forth our debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated fair market value at December 31, 2023:

	For the Year Ended December 31,
								Fair
								Market
(Dollars in thousands)	2024	2025	2026	2027	2028	Thereafter	Total	Value
Fixed rate:
Long‑term debt	$61,779	$41,477	$29,670	$47,923	$38,873	$202,843	$422,565	$397,031
Weighted average interest rate	4.63%	4.30%	4.01%	3.77%	4.58%	4.33%	4.31%	5.93%
Variable rate:
Long‑term debt(1)(2)	$—	$—	$—	$—	$—	$—	$—	$—
(1)	As of December 31, 2023, there was no balance outstanding on our credit facility. Our credit facility matures on December 31, 2026 and bears interest equal to 30-day SOFR plus the applicable margin. The applicable margin varies based on the ratio of total debt to total value. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Credit Facility.”

(2)	Excludes $16.0 million of variable rate mortgage debt of which $4.0 million with respect to a property tenanted by LA Fitness (Hamilton, Ohio) matures in 2024. For further information about our variable rate mortgage debt, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—General Challenges and Uncertainties.”

Item 8. Financial Statements and Supplementary Data.

This information appears in Item 15(a) of this Annual Report on Form 10-K and is incorporated into this Item 8 by reference thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, our CEO and CFO have concluded that our disclosure controls and procedures, as designed and implemented as of December 31, 2023, were effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting, as defined in in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that occurred during the three months ended December 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Apart from certain information concerning our executive officers which is set forth in Part I of this Annual Report, additional information required by this Item 10 shall be included in our proxy statement for our 2024 annual meeting of stockholders, to be filed with the SEC not later than April 29, 2024, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our proxy statement for our 2024 annual meeting of stockholders, to be filed with the SEC not later than April 29, 2024, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Apart from the equity compensation plan information required by Item 201(d) of Regulation S-K which is set forth below, the information required by this Item 12 will be included in our proxy statement for our 2024 annual meeting of stockholders, to be filed with the SEC not later than April 29, 2024 and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our 2016 Incentive Plan (the “2016 Plan”), our 2019 Incentive Plan (the “2019 Plan”; and together with the 2016 Plan, the “Prior Plans”) and our 2022 Incentive Plan (the “2022 Plan”; and together with the Prior Plans, the “Incentive Plans”). No further awards may be granted under the Prior Plans.

Number of
securities
remaining available
	Number of		for future issuance
	securities	Weighted average	under equity
	to be issued	exercise price	compensation
	upon exercise	of outstanding	plans (excluding
	of outstanding	options,	securities
	options, warrants	warrants	reflected in
Plan Category	and rights(1)	and rights	column(a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	248,112	—	428,675
Equity compensation plans not approved by security holders	—	—	—
Total	248,112	—	428,675
(1)	Includes up to 79,622 shares, 83,240 shares and 85,250 shares of common stock issuable pursuant to restricted stock units (“RSUs”) that vest as of June 30, 2024, 2025 and 2026, respectively, if and to the extent specified performance (i.e., average annual return on capital) and/or market (i.e., average annual total stockholder return) conditions are satisfied by such vesting dates. RSUs granted pursuant to the 2019 Plan and the 2022 Plan account for 79,622 shares and 168,490 shares, respectively. Excludes shares of restricted stock issued pursuant to the Incentive Plans as such shares, although subject to forfeiture, are outstanding. See Note 11 to our consolidated financial statements.

(2)	Gives effect to the outstanding restricted stock other than the 151,180 shares of restricted stock granted January 12, 2024 pursuant to the 2022 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our proxy statement for our 2024 annual meeting of stockholders, to be filed with the SEC not later than April 29, 2024 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our proxy statement for our 2024 annual meeting of stockholders, to be filed with the SEC not later than April 29, 2024 and is incorporated herein by reference.

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

(b) Exhibits:

1.1

Equity Distribution Agreement, dated September 21, 2023 by and between One Liberty Properties, Inc. (“OLP”) and B. Riley FBR, Inc. (“Riley”) (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on September 21, 2023).

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

4.2*	OLP Amended and Restated 2016 Incentive Plan (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed June 14, 2023).
4.3*	OLP Amended and Restated 2019 Incentive Plan (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed June 14, 2023).
4.4*	OLP 2022 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 9, 2022).
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

10.2	First Amendment to Loan Agreement dated July 1, 2019 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.3	Second Amendment to Loan Agreement dated as of July 8, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed July 14, 2020).
10.4	Third Amendment to Loan Agreement dated as of March 3, 2021 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2020).

10.5	Fourth Amendment to Loan Agreement dated as of November 8, 2022 (incorporated by reference to Exhibit 10.1 our Current Report on Form 8-K filed November 9, 2022).
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

10.9*

Form of Restricted Stock Award Agreement for awards granted in 2020 and 2021 pursuant to the 2019 Incentive Plan (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2019).

10.10*

Form of Performance Award Agreement for grants in 2021 pursuant to the 2019 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.11*

Form of Performance Award Agreement for grants in 2022 pursuant to the 2022 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2022).

10.12*

Form of Performance Award Agreement for grants in 2023 pursuant to the 2022 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2023).

10.13*

Form of Restricted Stock Award Agreement for awards granted in 2023 pursuant to the 2022 Incentive Plan (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2022).

10.14*	Form of Restricted Stock Award Agreement for awards granted in 2024 pursuant to the 2022 Incentive Plan.
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of President and Chief Executive Officer
31.2	Certification of Senior Vice President and Chief Financial Officer
32.1	Certification of President and Chief Executive Officer
32.2	Certification of Senior Vice President and Chief Financial Officer
97.1	Registrant’s Clawback Policy effective October 2, 2023
101

The following financial statements, notes and schedule from the One Liberty Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 6, 2024 formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; (vi) Notes to the Consolidated Financial Statements; and (vii) Schedule III – Consolidated Real Estate and Accumulated Depreciation.

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

March 6, 2024	ONE LIBERTY PROPERTIES, INC.

	By:	/s/ PATRICK J. CALLAN, JR.
Patrick J. Callan, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW J. GOULD Matthew J. Gould	Chairman of the Board of Directors	March 6, 2024

/s/ FREDRIC H. GOULD Fredric H. Gould	Vice Chairman of the Board of Directors	March 6, 2024

/s/ PATRICK J. CALLAN, JR. Patrick J. Callan, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2024

Charles Biederman	Director	March __, 2024

/s/ EDWARD GELLERT Edward Gellert	Director	March 6, 2024

/s/ JEFFREY A. GOULD Jeffrey A. Gould	Director	March 6, 2024

/s/ J. ROBERT LOVEJOY J. Robert Lovejoy	Director	March 6, 2024

/s/ LEOR SIRI Leor Siri	Director	March 6, 2024

/s/ KAREN A. TILL Karen A. Till	Director	March 6, 2024

Signature	Title	Date

/s/ ISAAC KALISH	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 6, 2024
Isaac Kalish

/s/ MILI MATHEW	Vice President, Financial (Principal Accounting Officer)	March 6, 2024
Mili Mathew

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of One Liberty Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Impairment of Real Estate Investments
Description of the Matter

At December 31, 2023, the Company’s real estate investments totaled approximately $682 million. As described in Note 2 to the consolidated financial statements, investments in real estate are reviewed for impairment when circumstances indicate that the carrying value of a property may not be recoverable.

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

March 6, 2024

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	December 31,
	2023	2022
ASSETS
Real estate investments, at cost
Land	$172,309	$181,805
Buildings and improvements	692,346	697,791
Total real estate investments, at cost	864,655	879,596
Less accumulated depreciation	182,705	173,143
Real estate investments, net	681,950	706,453

Investment in unconsolidated joint ventures	2,051	10,400
Cash and cash equivalents	26,430	6,718
Unbilled rent receivable	16,661	16,079
Unamortized intangible lease assets, net	14,681	19,841
Escrow, deposits and other assets and receivables	19,833	23,764
Total assets(1)	$761,606	$783,255
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net (see Note 8)	$418,347	$405,162
Line of credit, net (see Note 8)	—	21,068
Dividends payable	9,916	9,693
Accrued expenses and other liabilities	15,502	19,270
Unamortized intangible lease liabilities, net	10,096	11,125
Total liabilities(1)	453,861	466,318

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 50,000 shares authorized; 20,323 and 20,362 shares issued and outstanding	20,323	20,362
Paid-in capital	326,379	325,895
Accumulated other comprehensive income	844	1,810
Distributions in excess of net income	(40,843)	(32,102)
Total One Liberty Properties, Inc. stockholders’ equity	306,703	315,965
Non-controlling interests in consolidated joint ventures(1)	1,042	972
Total equity	307,745	316,937
Total liabilities and equity	$761,606	$783,255
(1)	The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 6. The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $9,917and $10,365 of land, $17,475 and $17,870 of building and improvements, net of $6,380 and $5,670 of accumulated depreciation, $3,158 and $3,518 of other assets included in other line items, $16,660 and $18,500 of real estate debt, net, $1,130 and $1,135 of other liabilities included in other line items, and $1,042 and $972 of non-controlling interests as of December 31, 2023 and 2022, respectively.

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Rental income, net	$90,646	$92,191	$82,180
Lease termination fees	—	25	560
Total revenues	90,646	92,216	82,740

Operating expenses:
Depreciation and amortization	24,789	23,781	22,832
General and administrative (see Note 10 for related party information)	15,822	15,258	14,310
Real estate expenses (see Note 10 for related party information)	16,444	15,508	13,802
State taxes	284	285	291
Total operating expenses	57,339	54,832	51,235

Other operating income
Gain on sale of real estate, net	17,008	16,762	25,463
Operating income	50,315	54,146	56,968

Other income and expenses:
Equity in (loss) earnings of unconsolidated joint ventures	(904)	400	202
Equity in (loss) earnings from sale of unconsolidated joint venture properties	(108)	—	805
Prepayment costs on debt	—	—	(901)
Income on settlement of litigation (see Note 13)	—	5,388	—
Other income (see Note 13)	234	1,003	869
Interest:
Expense	(18,780)	(17,569)	(17,939)
Amortization and write-off of deferred financing costs	(839)	(1,115)	(970)

Net income	29,918	42,253	39,034
Net income attributable to non-controlling interests	(304)	(76)	(177)
Net income attributable to One Liberty Properties, Inc.	$29,614	$42,177	$38,857

Weighted average number of common shares outstanding:
Basic	20,499	20,360	20,086
Diluted	20,556	20,453	20,264

Per common share attributable to common stockholders:
Basic	$1.38	$2.00	$1.87
Diluted	$1.38	$1.99	$1.85

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$29,918	$42,253	$39,034

Other comprehensive income
Net unrealized (loss) gain on derivative instruments	(967)	3,325	3,497
Comprehensive income	28,951	45,578	42,531

Net income attributable to non-controlling interests	(304)	(76)	(177)
Adjustment for derivative instruments attributable to non-controlling interests	1	(2)	(8)
Comprehensive income attributable to One Liberty Properties, Inc.	$28,648	$45,500	$42,346

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE YEARS ENDED DECEMBER 31, 2023

(Amounts in Thousands, Except Per Share Data)

					Non-
					Controlling
			Accumulated	Accumulated	Interests in
			Other	Distributions	Consolidated
	Common	Paid-in	Comprehensive	in Excess of	Joint
	Stock	Capital	Income (Loss)	Net Income	Ventures	Total
Balances, December 31, 2020	$19,878	$313,430	$(5,002)	$(37,539)	$1,193	$291,960
Distributions — common stock
Cash — $1.80 per share	—	—	—	(37,505)	—	(37,505)
Shares issued through dividend reinvestment plan	35	942	—	—	—	977
Shares issued through equity offering program, net	106	3,208	—	—	—	3,314
Restricted stock and RSU vesting	220	(220)	—	—	—	—
Compensation expense — restricted stock and RSUs	—	5,433	—	—	—	5,433
Contributions from non-controlling interest	—	—	—	—	25	25
Distributions to non-controlling interests	—	—	—	—	(457)	(457)
Net income	—	—	—	38,857	177	39,034
Other comprehensive income	—	—	3,489	—	8	3,497
Balances, December 31, 2021	20,239	322,793	(1,513)	(36,187)	946	306,278
Distributions — common stock
Cash — $1.80 per share	—	—	—	(38,092)	—	(38,092)
Repurchases of common stock, net	(208)	(5,032)	—	—	—	(5,240)
Shares issued through dividend reinvestment plan	102	2,293	—	—	—	2,395
Shares issued through equity offering program, net	17	546	—	—	—	563
Restricted stock and RSU vesting	212	(212)	—	—	—	—
Compensation expense — restricted stock and RSUs	—	5,507	—	—	—	5,507
Distributions to non-controlling interests	—	—	—	—	(52)	(52)
Net income	—	—	—	42,177	76	42,253
Other comprehensive income	—	—	3,323	—	2	3,325
Balances, December 31, 2022	20,362	325,895	1,810	(32,102)	972	316,937
Distributions — common stock
Cash — $1.80 per share	—	—	—	(38,355)	—	(38,355)
Repurchases of common stock, net	(499)	(9,139)	—	—	—	(9,638)
Shares issued through dividend reinvestment plan	233	4,483	—	—	—	4,716
Restricted stock and RSU vesting	227	(227)	—	—	—	—
Compensation expense — restricted stock and RSUs	—	5,367	—	—	—	5,367
Distributions to non-controlling interests	—	—	—	—	(233)	(233)
Net income	—	—	—	29,614	304	29,918
Other comprehensive loss	—	—	(966)	—	(1)	(967)
Balances, December 31, 2023	$20,323	$326,379	$844	$(40,843)	$1,042	$307,745

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$29,918	$42,253	$39,034
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(17,008)	(16,762)	(25,463)
Increase in net amortization of unbilled rental income	(1,898)	(2,409)	(234)
Write-off of unbilled rent receivable	133	—	—
Amortization and write-off of intangibles relating to leases, net	(952)	(831)	(785)
Amortization of restricted stock and RSU compensation expense	5,367	5,507	5,433
Equity in loss (earnings) of unconsolidated joint ventures	904	(400)	(202)
Equity in loss (earnings) from sale of unconsolidated joint venture properties	108	—	(805)
Distributions of earnings from unconsolidated joint venture	194	172	1,440
Depreciation and amortization	24,789	23,781	22,832
Amortization and write-off of deferred financing costs	839	1,115	970
Payment of leasing commissions	(755)	(2,561)	(1,430)
Decrease (increase) in escrow, deposits, other assets and receivables	3,818	(6,856)	6,759
Increase in accrued expenses and other liabilities	596	1,188	1,012
Net cash provided by operating activities	46,053	44,197	48,561

Cash flows from investing activities:
Purchase of real estate	(9,229)	(51,217)	(24,534)
Improvements to real estate	(4,866)	(4,574)	(4,106)
Investments in ground leased property	(932)	(697)	(1,746)
Net proceeds from sale of real estate	40,839	30,253	52,685
Insurance recovery proceeds due to casualty loss	—	918	975
Distributions of capital from unconsolidated joint ventures	7,143	—	97
Net cash provided by (used in) investing activities	32,955	(25,317)	23,371

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(12,405)	(12,624)	(13,957)
Repayment of mortgages payable	(14,935)	(54,585)	(30,532)
Proceeds from mortgage financings	36,450	70,690	10,600
Proceeds from bank line of credit	40,900	53,300	21,200
Repayments on bank line of credit	(62,700)	(43,200)	(22,450)
Issuance of shares through dividend reinvestment plan	4,716	2,395	977
Repurchases of common stock, net	(9,638)	(5,240)	—
Proceeds from sale of common stock, net	—	563	3,314
Payment of financing costs	(716)	(1,669)	(232)
Capital contributions from non-controlling interest	—	—	25
Distributions to non-controlling interests	(233)	(52)	(457)
Cash distributions to common stockholders	(38,132)	(37,847)	(37,318)
Net cash used in financing activities	(56,693)	(28,269)	(68,830)

Net increase (decrease) in cash, cash equivalents and restricted cash	22,315	(9,389)	3,102
Cash, cash equivalents and restricted cash at beginning of year	7,277	16,666	13,564
Cash, cash equivalents and restricted cash at end of year	$29,592	$7,277	$16,666

(continued on next page)

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in Thousands)

The following table provides supplemental disclosure of cash flow information:

	Year Ended December 31,
	2023	2022	2021
Cash paid for interest expense and prepayment costs on debt	$18,798	$17,475	$18,972

Supplemental disclosure of non-cash investing activities:
Assumption of mortgages payable upon acquisition of properties	$4,280	$6,034	$—
Lease liabilities adjustment from the reassessment of right of use assets	3,366	—	—
Loan receivable in connection with sale of a property	1,816	—	—
Purchase accounting allocation - intangible lease assets	871	4,322	2,288
Purchase accounting allocation - mortgage intangible assets	260	670	—
Purchase accounting allocation - intangible lease liabilities	(237)	(2,006)	(632)

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31,
	2023	2022
Cash and cash equivalents	$26,430	$6,718
Restricted cash included in escrow, deposits and other assets and receivables	3,162	559
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$29,592	$7,277

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 1 — ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial and, to a lesser extent, retail properties, many of which are subject to long-term net leases. As of December 31, 2023, OLP owns 110 properties, including three properties owned by consolidated joint ventures and two properties owned by unconsolidated joint ventures. The 110 properties are located in 31 states.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

Rental income includes the base rent that each tenant is required to pay in accordance with the terms of its lease reported over the non-cancelable term of the lease on a straight-line basis, if collectability is probable. On a quarterly basis, management reviews the tenant’s payment history and financial condition in determining, in its judgment, whether any accrued rental income and unbilled rent receivable balances applicable to a specific tenant is collectable. Any change to the collectability of lease payments or unbilled rent receivables is recognized as a current period adjustment to rental revenue (see Note 3).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Many of the Company’s properties are subject to long-term net leases under which the tenant is typically responsible to pay directly to the vendor the real estate taxes, insurance, utilities and ordinary maintenance and repairs related to the property, and the Company is not the primary obligor with respect to such items. As a result, the revenue and expenses relating to these properties are recorded on a net basis. For certain properties, in addition to contractual base rent, the tenants pay their contracted for share of real estate taxes and operating expenses to the Company. The revenue and expenses associated with properties at which the Company is the primary obligor are generally recorded on a gross basis. During 2023, 2022 and 2021, the Company recorded reimbursements of expenses of $13,636,000, $12,548,000 and $10,938,000, respectively, which are included in Rental income, net in the accompanying consolidated statements of income.

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

The Company assesses the fair value of the gross assets acquired based on available market information which utilize estimated cash flow projections; such inputs are categorized as Level 3 inputs in the fair value hierarchy. In determining fair value, factors considered by management include an evaluation of current market demand, market capitalization rates and discount rates, estimates of carrying costs (e.g., real estate taxes, insurance and other operating expenses), and lost rental revenue during the expected lease-up periods. Management also estimates costs to execute similar leases, including leasing commissions and tenant improvements.

The values of acquired above-market and below-market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include a consideration of the non-cancellable terms of the respective leases, as well as any applicable renewal

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

period(s). The fair values associated with below-market rental renewal options are determined based on the Company’s experience and other relevant factors at the time of the acquisitions. The values of above-market leases are amortized as a reduction to rental income over the terms of the respective non-cancellable lease periods. The portion of the values of below-market leases are amortized as an increase to rental income over the terms of the respective non-cancellable lease periods. The portion of the values of the leases associated with below-market renewal options that management deemed are reasonably certain to be exercised by the tenant are amortized to rental income over such renewal periods. The value of other intangible assets (i.e., origination costs) is recorded to amortization expense over the remaining terms of the respective leases. If a lease is terminated prior to its contractual expiration date or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time. The estimated useful lives of intangible assets or liabilities generally range from one to 32 years.

The values of assumed mortgages are recorded based on the present values (using discount rates which reflect the risks associated with the mortgage assumed) of the difference between the contractual amounts to be paid at the stated interest rates and management’s estimate of market interest rates for similar debt, at the time of the acquisition, measured over the terms of the respective debt. The values of above or below-market mortgages are amortized as a decrease or increase, respectively, to interest expense over the term of the respective debt which range from six to seven years.

Accounting for Long-Lived Assets and Impairment of Real Estate Owned

The Company reviews its real estate portfolio on a quarterly basis for indicators of impairment to the value of any of its real estate assets, including deferred costs and intangibles, to determine if there is any need for an impairment charge. In reviewing the portfolio, the Company examines one or more of the following: the type of asset, the current financial statements or other available financial information of the tenant, prolonged or significant vacancies, the economic environment of the area in which the asset is located and the industry in which the tenant is involved, the timeliness of the payments made by the tenant under its lease, property inspection reports and communication with, by, or relating to, the tenant. For each real estate asset owned for which indicators of impairment exist, management performs a recoverability test by comparing (i) the sum of the estimated undiscounted future cash flows attributable to the asset, which are determined using assumptions and estimates, including projected rental rates over an appropriate holding period and property capitalization rates, to (ii) the carrying amount of the asset. If the aggregate undiscounted cash flows are less than the asset’s carrying amount, an impairment is recorded to the extent that the estimated fair value is less than the asset’s carrying amount. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. The analysis includes an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, the effects of leasing demand, competition and other factors. During the three years ended December 31, 2023, there were no impairment charges related to the Company’s real estate portfolio.

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

DECEMBER 31, 2023

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company reviews on a quarterly basis its investments in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered based on the underlying assets of the investment is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the three years ended December 31, 2023, there were no impairment charges related to the Company’s investments in unconsolidated joint ventures.

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

DECEMBER 31, 2023

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

DECEMBER 31, 2023

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company’s properties are located in 31 states. Only one state, South Carolina, contributed more than 10% (i.e., 10.3%) to the Company’s total revenues in 2023. No real estate investments in any one state contributed more than 10% to the Company’s total revenues in 2022 and 2021.

No tenant contributed over 10% to the Company’s total revenues in any of the past three years.

Escrows

Real estate taxes and other escrows aggregating $3,162,000 and $559,000 at December 31, 2023 and 2022, respectively, are included in Escrow, deposits and other assets and receivables.

New Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures, which enhances disclosures of significant segment expenses regularly provided to the chief operating decision maker, extends certain annual disclosures to interim periods, and permits more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for fiscal years beginning after December 15, 2023 and early adoption of the amendment is permitted. The Company has evaluated the guidance and determined it will have no material impact to the financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which was amended in December 2022 by ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This Topic contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. As of December 31, 2023, the Company has converted all its LIBOR indexed debt and derivatives to SOFR based indexes. For all derivative financial instruments designated as effective hedges, the Company utilized the elective relief in Topic 848 which allows for the continuation of hedge accounting through the transition process.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 3 — LEASES

Lessor Accounting

The Company owns rental properties which are leased to tenants under operating leases with current expirations ranging from 2024 to 2055, with options to extend or terminate the lease. Revenues from such leases are reported as Rental income, net, and are comprised of (i) lease components, which includes fixed and variable lease payments and (ii) non-lease components which includes reimbursements of property level operating expenses. The Company does not separate non-lease components from the related lease components, as the timing and pattern of transfer are the same, and account for the combined component in accordance with ASC 842.

Fixed lease revenues represent the base rent that each tenant is required to pay in accordance with the terms of its respective lease, and any lease incentives paid or payable to the lessee, reported on a straight-line basis over the non-cancelable term of the lease. Variable lease revenues typically include payments based on (i) tenant reimbursements, (ii) changes in the index or market-based indices after the inception of the lease, (iii) percentage rents and (iv) the operating performance of the property. Variable lease revenues are not recognized until the specific events that trigger the variable payments have occurred.

The components of lease revenues are as follows (amounts in thousands):

	Year Ended December 31,
	2023	2022		2021
Fixed lease revenues	$75,935	$74,101		$70,387
Variable lease revenues	13,759	17,259	(a)	11,008
Lease revenues (b)	$89,694	$91,360		$81,395
(a)	Includes, for 2022, $4,626 of additional rent accrued from a ground lease tenant – see Note 6.
(b)	Excludes $952, $831 and $785 of amortization related to lease intangible assets and liabilities for 2023, 2022 and 2021, respectively.

In many of the Company’s leases, the tenant is obligated to pay the real estate taxes, insurance, and certain other expenses directly to the vendor. These obligations, which have been assumed by the tenants, are not reflected in the Company’s consolidated financial statements. To the extent any such tenant defaults on its lease or if it is deemed probable that the tenant will fail to pay for such obligations, a liability for such obligations would be recorded.

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due by reviewing the tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. As of December 31, 2023, the Company has assessed the collectability of all recorded lease revenues as probable.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 3 — LEASES (CONTINUED)

Minimum Future Rents

As of December 31, 2023, the minimum future contractual rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual rents do not include (i) straight-line rent or amortization of lease intangibles or incentives and (ii) variable lease payments as described above.

For the year ending December 31,
2024	$70,906
2025	65,473
2026	61,286
2027	51,983
2028	41,028
Thereafter	127,437
Total	$418,113

Lease Incentives

At December 31, 2023 and 2022, the Company’s unamortized lease incentives aggregating $1,095,000 and $1,300,000, respectively, are recorded in other assets and receivables on the consolidated balance sheets. During 2023 and 2022, the Company amortized $121,000 and $44,000, respectively, of such incentives as a reduction to rental income. During 2023, the Company wrote-off $84,000 of a tenant’s unamortized lease incentive balance as the related property was sold during such year, which reduced the gain on sale reported on the consolidated statement of income. The lease incentives will be amortized against rental income over the term of the leases during the next 10 years.

Unbilled Straight-Line Rent

At December 31, 2023 and 2022, the Company’s unbilled rent receivables aggregating $16,661,000 and $16,079,000, respectively, represent rent reported on a straight-line basis in excess of rental payments required under the respective leases. The unbilled rent receivable is to be billed and received pursuant to the lease terms during the next 19 years.

During 2023, 2022 and 2021, the Company wrote-off $1,048,000, $519,000 and $1,438,000, respectively, of unbilled straight-line rent receivable related to the properties sold during such years, which reduced the gain on sale reported on the consolidated statements of income.

At December 31, 2023 and 2022, the Company’s unearned rental income aggregating $579,000 and $756,000, respectively, represent rent reported on a straight-line basis less than rental payments required under the respective leases. Such amounts are recorded in other liabilities on the consolidated balance sheets. The unearned rental income is to be recognized into revenue over the term of the leases during the next eight years.

During 2023, the Company wrote-off $43,000 of a tenant’s unearned rental income as the related property sold was sold during such year, which increased the gain on sale reported on the consolidated statement of income. No such amounts were written off during 2022 or 2021.

On a quarterly basis, the Company assesses the collectability of unbilled rent receivable balances by reviewing the tenant’s payment history and financial condition. The Company has assessed the collectability of all unbilled rent receivable balances as probable as of December 31, 2023. During 2023, the Company wrote-off, as a reduction of rental income, net, $133,000 of unbilled rent receivables due from Bed Bath & Beyond as the tenant filed for Chapter 11 bankruptcy protection and rejected its lease in April 2023.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 3 — LEASES (CONTINUED)

Lessee Accounting

Ground Lease

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The ground lease expires March 3, 2025 and provides for up to four, five-year renewal options and one seven-month renewal option. At December 31, 2023 and 2022, the Company recorded a liability of $2,827,000 and $6,366,000, respectively, for the obligation to make payments under the lease and an asset of $2,246,000 and $5,864,000, respectively, for the right to use the underlying asset during the lease term which are included in other liabilities and other assets, respectively, on the consolidated balance sheets. Lease payments associated with renewal option periods that the Company determined were reasonably certain to be exercised are included in the measurement of the lease liability and right of use asset. During 2023, as a result of an amendment to the operating lease at this property, the Company determined it was no longer reasonably certain that the second ground lease extension option would be exercised. As such, the Company reassessed the right of use asset and adjusted the lease liability to reflect the shortened lease term. As of December 31, 2023, the remaining lease term, including renewal options deemed exercised, is 6.2 years. The Company applied a discount rate of 6.91%, based on its incremental borrowing rate given the term of the lease, as the rate implicit in the lease is not known. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $544,000, $599,000 and $599,000, respectively, of lease expense related to this ground lease which is included in Real estate expenses on the consolidated statements of income.

Office Lease

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a 5-year renewal option. At December 31, 2023 and 2022, the Company recorded a liability of $536,000 and $558,000, respectively, for the obligation to make payments under the lease and an asset of $505,000 and $535,000, respectively, for the right to use the underlying asset during the lease term which are included in other liability and other assets, respectively, on the consolidated balance sheets. Lease payments associated with the renewal option period, which was determined to be reasonably certain to be exercised, are included in the measurement of the lease liability and right of use asset. As of December 31, 2023, the remaining lease term, including the renewal option deemed exercised, is 13.0 years. The Company applied a discount rate of 3.81%, based on its incremental borrowing rate given the term of the lease, as the rate implicit in the lease is not known. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $56,000, $56,000 and $55,000, respectively, of lease expense related to this office lease which is included in General and administrative expenses on the consolidated statements of income.

Minimum Future Lease Payments

As of December 31, 2023, the minimum future lease payments related to the operating ground and office leases are as follows (amounts in thousands):

For the year ending December 31,
2024	$557
2025	626
2026	627
2027	629
2028	630
Thereafter	1,229
Total undiscounted cash flows	$4,298
Present value discount	(935)
Lease liability	$3,363

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 4 — REAL ESTATE INVESTMENTS

Acquisitions

The following table details the Company’s real estate acquisitions during 2023 and 2022 (amounts in thousands). The Company determined that with respect to each of these acquisitions, the gross assets acquired are concentrated in a single identifiable asset. Therefore, these transactions do not meet the definition of a business and are accounted for as asset acquisitions. As such, direct transaction costs associated with these asset acquisitions have been capitalized to real estate assets and depreciated over their respective useful lives.

		Contract		Capitalized
	Date	Purchase	Terms of	Transaction
Description of Industrial Property	Acquired	Price	Payment	Costs
Multi-tenant
Blythewood, South Carolina	July 13, 2023	$13,400	Cash and $4,280 mortgage (a)	$109
Totals for 2023		$13,400		$109

Conditioned Air Company of Naples LLC
Fort Myers, Florida	January 5, 2022	$8,100	All cash (b)	$66
Q.E.P. Co., Inc.
Dalton, Georgia	May 12, 2022	17,000	All cash (b)	330
Multi-tenant
Hillside, Illinois	May 16, 2022	5,770	All cash	112
Curaleaf, Inc.
Lexington, Kentucky	June 17, 2022	8,430	Cash and $5,480 mortgage (c)	80
Multi-tenant
Northwood, Ohio	November 15, 2022	8,629	Cash and $6,034 mortgage (d)	87
Multi-tenant
Northwood, Ohio	November 15, 2022	8,561	Cash and $6,034 mortgage (d)	86
Totals for 2022		$56,490		$761
(a)	Simultaneously with the acquisition of this property, the Company assumed a $4,280 mortgage, bearing an interest rate of 4.60% and maturing in 2029.
(b)	Subsequent to the acquisitions of the Fort Myers, Florida and Dalton, Georgia properties, the Company obtained new mortgage debt of $4,860 and $10,000, bearing interest rates of 3.09% and 3.50% and maturing in 2031 and 2032, respectively.
(c)	Simultaneously with the acquisition of this property, the Company obtained new mortgage debt of $5,480, bearing an interest rate of 3.85% and maturing in 2047.
(d)	Simultaneously with the acquisition of these properties, the Company assumed a $6,034 mortgage encumbering both properties, bearing an interest rate of 3.57% and maturing in 2030.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 4 — REAL ESTATE INVESTMENTS (CONTINUED)

The following table details the allocation of the purchase price and capitalized transaction costs for the Company’s acquisition of real estate during 2023 and 2022 (amounts in thousands):

		Building &	Intangible Lease		Mortgage
Description of Industrial Property	Land	Improvements	Asset (a)	Liability (b)	Intangible (c)	Total
Multi-tenant
Blythewood, South Carolina	$311	$12,304	$871	$(237)	$260	$13,509
Totals for 2023	$311	$12,304	$871	$(237)	$260	$13,509

Conditioned Air Company of Naples LLC
Fort Myers, Florida	$991	$6,876	$568	$(269)	$—	$8,166
Q.E.P. Co., Inc.
Dalton, Georgia	547	15,836	1,223	(276)	—	17,330
Multi-tenant
Hillside, Illinois	2,560	2,975	539	(192)	—	5,882
Curaleaf, Inc.
Lexington, Kentucky	1,558	6,881	486	(415)	—	8,510
Multi-tenant
Northwood, Ohio	181	8,306	747	(854)	336	8,716
Multi-tenant
Northwood, Ohio	171	7,383	759	—	334	8,647
Totals for 2022	$6,008	$48,257	$4,322	$(2,006)	$670	$57,251

(a)	With respect to the intangible lease assets, the weighted average amortization period for the 2023 and 2022 acquisitions is 1.1 years and 6.1 years, respectively.
(b)	With respect to the intangible lease liabilities, the weighted average amortization period for the 2023 and 2022 acquisitions is 1.1 years and 8.8 years, respectively.
(c)	With respect to the mortgage intangible assets, the weighted average amortization period for the 2023 and 2022 acquisitions is 5.4 years and 7.1 years, respectively.

The following table details the market capitalization and discount rates associated with the assessment of the fair value of the related lease and mortgage intangibles for the Company’s acquisition of real estate:

			Discount Rate (a)
Year		Market Cap	Lease		Mortgage
Acquired	Description of Industrial Property	Rate (a)	Intangible		Intangible
2023	Multi-tenant
	Blythewood, South Carolina	6.75%	6.75%		6.00%
2022	Conditioned Air Company of Naples LLC
	Fort Myers, Florida	5.50%	5.60%		—
2022	Q.E.P. Co., Inc.
	Dalton, Georgia	5.00%	5.69%		—
2022	Multi-tenant
	Hillside, Illinois	6.25%	6.63%	(b)	—
2022	Curaleaf, Inc.
	Lexington, Kentucky	5.25%	5.88%		—
2022	Multi-tenant
	Northwood, Ohio	6.75%	5.60%		5.75%
2022	Multi-tenant
	Northwood, Ohio	6.75%	5.60%		5.75%
(a)	The fair value of the tangible and intangible leases and mortgages were assessed as of the acquisition date using an income approach and estimated cash flow projections which utilize an appropriate market capitalization rate and discount rate which are categorized as Level 3 unobservable inputs in the fair value hierarchy (as defined in Note 2).
(b)	Represents the weighted average discount rate of the warehouse lease (i.e., 5.77%) and the office lease (i.e., 9.03%).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 4 — REAL ESTATE INVESTMENTS (CONTINUED)

The following table details the accumulated amortization of acquired intangibles during the periods indicated (amounts in thousands):

	December 31, 2023			December 31, 2022
	Intangible			Intangible
	Lease Assets	Mortgage Asset (a)	Lease Liabilities	Lease Assets	Mortgage Asset (a)	Lease Liabilities
Accumulated amortization	$19,377	$126	$5,191	$23,506	$12	$5,061

(a)	In connection with the assumption of below-market mortgages in 2022 and 2023 upon the acquisition of the Northwood, Ohio and Blythewood, South Carolina properties.

The following table details the amortization of acquired intangibles and the classification in the Company’s consolidated statements of income for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021	Classification
Intangible lease assets/liabilities	$952	$831	$785	Rental income, net
Tenant origination costs	4,821	4,722	4,700	Depreciation and amortization
Intangible mortgage assets	114	12	—	Interest expense

As of December 31, 2023, the future amortization of the Company’s acquired intangibles are as follows (amounts in thousands):

For the year ending December 31,	Intangible Lease Assets (a)	Tenant Origination Costs (b)	Intangible Mortgage Assets (c)	Intangible Lease Liabilities (d)
2024	$154	$3,685	$137	$1,085
2025	128	2,672	137	723
2026	91	2,462	137	704
2027	31	1,785	137	756
2028	28	1,103	137	735
Thereafter	80	2,462	119	6,093
Total	$512	$14,169	$804	$10,096
(a)	The result of acquired above-market leases and will be deducted from rental income through 2032.
(b)	The result of acquired in-place leases and will be charged to Depreciation and amortization expense through 2055.
(c)	The result of acquired below-market mortgages and will be charged to interest expense through 2030.
(d)	The result of acquired below-market leases and will be added to rental income through 2055.

Depreciation and Amortization

Depreciation of buildings is computed on the straight-line method over an estimated useful life of 40 years. Depreciation of building improvements is computed on the straight-line method over the estimated useful life of the improvements. If the Company determines it is the owner of tenant improvements, the amounts funded to construct the tenant improvements are treated as a capital asset and depreciated over the lesser of the remaining lease term or the estimated useful life of the improvements on the straight-line method. Leasehold interest and the related ground lease payments are amortized over the initial lease term of the leasehold position. During 2023, 2022 and 2021, the Company recorded depreciation expense (including amortization of a leasehold position, lease origination costs, and capitalized leasing commissions) of $24,789,000, $23,781,000 and $22,832,000, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 5 — SALES OF PROPERTIES

The following table details the Company’s sales of real estate during 2023, 2022 and 2021 (amounts in thousands):

			Gross		Gain on Sale of
Description of Property	City, State	Date Sold	Sales Price		Real Estate, Net
TGI Fridays restaurant property	Hauppauge, New York	February 28, 2023	$4,200		$1,534
Havertys retail property	Duluth, Georgia	May 31, 2023	6,000		3,180
TGI Fridays restaurant property	Greensboro, North Carolina	September 20, 2023	3,250		332
Land (a)	Lakewood, Colorado	November 14, 2023	3,333	(a)	2,177	(a)
Chuck E Cheese restaurant property	Indianapolis, Indiana	November 15, 2023	2,200		226
TGI Fridays restaurant property	Richmond, Virginia	November 17, 2023	3,200		265
Applebee's restaurants (2 properties)	Cartersville & Carrollton, Georgia	December 5, 2023	7,300		2,581
Applebee's restaurant property	Lawrenceville, Georgia	December 7, 2023	2,903	(b)	989
Havertys retail property	Virginia Beach, Virginia	December 15, 2023	5,500		1,727
Barnes & Noble retail property	Fort Myers, Florida	December 21, 2023	7,300		3,997
Totals for 2023			$45,186		$17,008	(c)

Wendy's restaurants (4 properties)	Various cities, Pennsylvania	March 22, 2022	$10,000		$4,649
Orlando Baking industrial property	Columbus, Ohio	May 2, 2022	8,500		6,925
Havertys retail property	Fayetteville, Georgia	June 17, 2022	4,800	(d)	1,125
Vacant retail property	Columbus, Ohio	August 8, 2022	8,300		4,063
Totals for 2022			$31,600		$16,762	(e)

Whole Foods retail property & parking lot	West Hartford, Connecticut	June 17, 2021	$40,510		$21,469
Vacant retail property	Philadelphia, Pennsylvania	July 1, 2021	8,300		1,299	(f)
Wendy's restaurants - 2 properties	Hanover & Gettysburg, Pennsylvania	December 27, 2021	5,700		2,695
Totals for 2021			$54,510	(g)	$25,463	(h)
(a)	A consolidated joint venture, in which the Company holds a 90% interest, sold a land parcel which was part of a multi-tenant shopping center. In connection with the sale of this parcel, the joint venture paid down $1,116 of the mortgage on this property. The non-controlling interest’s share of the gain was $218.
(b)	In connection with this sale, the Company provided seller-financing of $1,816 which is included in other receivables on the consolidated balance sheet as of December 31, 2023. The loan receivable bears interest at 8.0% and matures on July 1, 2024, with a buyer’s option to extend the maturity an additional six months.
(c)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $1,005 of unbilled/unearned rent, $982 of net unamortized intangible lease assets and liabilities and $223 of other assets and receivables.
(d)	In connection with this sale, the Company paid off the $1,563 mortgage on this property.
(e)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $519 of unbilled rent receivables and $4 of net unamortized intangible lease liabilities and assets.
(f)	This property was owned by a consolidated joint venture in which the Company held a 90% interest. The non-controlling interest’s share of the gain was $130.
(g)	In connection with these sales, the Company paid off mortgages in an aggregate of $20,387 and incurred $848 of prepayment costs on debt.
(h)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $1,438 of unbilled rent receivables and $967 of unamortized intangible lease assets.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 5 — SALES OF PROPERTIES (CONTINUED)

Sale subsequent to December 31, 2023

On January 19, 2024, the Company entered into a contract to sell a pad site at a multi-tenant shopping center in Lakewood, Colorado, which is owned by a consolidated joint venture in which the Company holds a 90% interest, for $2,900,000. The buyer’s right to terminate the contract expired February 23, 2024 and the sale is anticipated to close during the quarter ending March 31, 2024. The Company anticipates recognizing a gain on sale of real estate, net on its consolidated statement of income of approximately $1,800,000 during the three months ending March 31, 2024, of which the non-controlling interest’s share will be approximately $180,000.

NOTE 6 — VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITY AND CONSOLIDATED JOINT VENTURES

Variable Interest Entity—Ground Lease

The Company determined it has a variable interest through its ground lease at its Beachwood, Ohio property (The Vue Apartments) and the owner/operator is a VIE because its equity investment at risk is insufficient to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of this VIE because the Company does not have power over the activities that most significantly impact the owner/operator’s economic performance and therefore, does not consolidate this VIE for financial statement purposes. Accordingly, the Company accounts for this investment as land and the revenues from the ground lease as Rental income, net. The ground lease provides for rent which can be deferred and paid based on the operating performance of the property; therefore, this rent is recognized as rental income when the operating performance is achieved and the rent is received. No ground lease rental income has been collected since October 2020 other than the proceeds from the settlement of the Proceedings (as defined under “Additional rent income – Ground Lease Tenant”).

As of December 31, 2023, the VIE’s maximum exposure to loss was $17,276,000 which represented the carrying amount of the land. In purchasing the property in 2016, the owner/operator obtained a $67,444,000 mortgage from a third party which, together with the Company’s purchase of the land, provided substantially all of the funds to acquire the multi-family property. The Company provided its land as collateral for the owner/ operator’s mortgage loan; accordingly, the land position is subordinated to the mortgage. The mortgage balance was $63,569,000 as of December 31, 2023.

Pursuant to the ground lease, as amended in November 2020, the Company agreed, in its discretion, to fund 78% of (i) any operating expense shortfalls at the property and (ii) any capital expenditures required at the property. The Company funded $932,000 and $697,000 during the years ended December 31, 2023 and 2022, respectively. These amounts are included as part of the carrying amount of the land.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 6 — VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITY AND CONSOLIDATED JOINT VENTURES (CONTINUED)

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

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	December 31,
	2023 (a)	2022
Land	$9,917	$10,365
Buildings and improvements, net of accumulated depreciation of $6,380 and $5,670, respectively	17,475	17,870
Cash	1,059	1,163
Unbilled rent receivable	938	1,111
Unamortized intangible lease assets, net	412	472
Escrow, deposits and other assets and receivables	749	772
Mortgages payable, net of unamortized deferred financing costs of $109 and $152, respectively	16,660	18,500
Accrued expenses and other liabilities	745	711
Unamortized intangible lease liabilities, net	385	424
Accumulated other comprehensive income	2	22
Non-controlling interests in consolidated joint ventures	1,042	972
(a)	A consolidated joint venture located in Lakewood, Colorado, in which the Company holds a 90% interest, sold a portion of land at this property in November 2023 and paid down the related mortgage by $1,116 (see Note 5).

As of December 31, 2023 and 2022, MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in two consolidated joint ventures in which the Company has aggregate equity investments of approximately $4,448,000 and $4,563,000, respectively.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 7 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

In September 2023, an unconsolidated joint venture in which the Company had a 50% interest entered into a contract to sell this multi-tenant shopping center in Manahawkin, New Jersey for $36,500,000. As a result, the joint venture recorded an impairment charge of $1,699,000, of which the Company’s 50% share was $850,000 and was recorded in Equity in loss from unconsolidated joint ventures on the consolidated statement of income for the year ended December 31, 2023. On December 15, 2023, this property was sold for $35,070,000, net of closing costs. The Company’s 50% share of the loss from this sale was $108,000, which is included in Equity in loss from sale of unconsolidated joint venture properties on the consolidated statement of income for the year ended December 31, 2023.

In July 2021, an unconsolidated joint venture in which the Company had a 50% interest sold a portion of its land in Savannah, Georgia for $2,559,000, net of closing costs. The Company’s 50% share of the gain from this sale was $805,000, which is included in Equity in earnings from sale of unconsolidated joint venture properties on the consolidated statement of income for the year ended December 31, 2021. The unconsolidated joint venture retained approximately 2.2 acres of land at this property.

The Company’s remaining two unconsolidated joint ventures each own and operate one property. As of December 31, 2023 and 2022, the Company’s equity investment in unconsolidated joint ventures totaled $2,051,000 and $10,400,000, respectively. The Company recorded equity in loss of $904,000 during 2023 and equity in earnings of $400,000 and $202,000 during 2022 and 2021, respectively.

NOTE 8 — DEBT OBLIGATIONS

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	December 31,
	2023	2022
Mortgages payable, gross	$422,565	$409,175
Unamortized deferred financing costs	(3,414)	(3,355)
Unamortized mortgage intangible assets (a)	(804)	(658)
Mortgages payable, net	$418,347	$405,162
(a)	In connection with the assumption of two below-market mortgages upon the acquisition of the Northwood, Ohio and Blythewood, South Carolina properties (see Note 4).

At December 31, 2023, there were 68 outstanding mortgages payable, all of which are secured by first liens on individual real estate investments with an aggregate gross carrying value of $670,157,000 before accumulated depreciation of $127,325,000. After giving effect to interest rate swap agreements (see Note 9), the mortgage payments bear interest at fixed rates ranging from 3.05% to 8.40% and mature between 2024 and 2047. The weighted average interest rate on all mortgage debt was 4.31% and 4.10% at December 31, 2023 and 2022, respectively.

Scheduled principal repayments during the years indicated are as follows (amounts in thousands):

Year Ending December 31,	2024	2025	2026	2027	2028	Thereafter	Total
Amortization payments	$11,873	$10,627	$10,491	$9,399	$8,718	$34,283	$85,391
Principal due at maturity	49,906	30,850	19,179	38,524	30,155	168,560	337,174
Total	$61,779	$41,477	$29,670	$47,923	$38,873	$202,843	$422,565

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 8 — DEBT OBLIGATIONS (CONTINUED)

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

The facility, which matures December 31, 2026, provides for an interest rate equal to 30-day SOFR plus an applicable margin ranging from 175 basis points to 275 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility. The applicable margin was 175 basis points at December 31, 2023 and 2022. An unused facility fee of .25% per annum applies to the facility. The weighted average interest rate on the facility was approximately 6.69%, 3.42% and 1.86% during 2023, 2022 and 2021, respectively.

The credit facility includes certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. The Company was in compliance with all covenants at December 31, 2023.

The following table details the Line of credit, net, balances per the consolidated balance sheets (amounts in thousands):

	December 31,
	2023		2022
Line of credit, gross	$—		$21,800
Unamortized deferred financing costs	—	(a)	(732)
Line of credit, net	$—		$21,068
(a)	In accordance with ASU 2015-15, the Company reclassified the $549 balance of unamortized deferred financing costs to other assets and receivables on the consolidated balance sheet at December 31, 2023, as there was no balance outstanding on the Line of credit.

At each of December 31, 2023 and March 1, 2024, $100,000,000 was available to be borrowed under the facility, including an aggregate of up to $40,000,000 available for renovation and operating expense purposes.

Deferred Financing Costs

Mortgage and credit line costs are deferred and amortized on a straight-line basis over the terms of the respective debt obligations, which approximates the effective interest method. At December 31, 2023 and 2022, accumulated amortization of such costs was $5,298,000 and $4,791,000, respectively. The Company generally presents unamortized deferred financing costs as a direct deduction from the carrying amount of the associated debt liability.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 9—FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, escrow, deposits and other assets and receivables (excluding interest rate swaps), dividends payable, and accrued expenses and other liabilities, are not measured at fair value on a recurring basis but are considered to be recorded at amounts that approximate fair value.

The fair value and carrying amounts of the Company’s mortgages payable are as follows (dollars in thousands):

	December 31,
	2023	2022
Fair value of mortgages payable (a)	$397,031	$378,943
Carrying value of mortgages payable, gross	$422,565	$409,175
Fair value less than the carrying value	$(25,534)	$(30,232)
Blended market interest rate (a)	5.93%	5.87%
Weighted average interest rate	4.31%	4.10%
Weighted average remaining term to maturity (years)	5.9	6.5
(a)	Estimated using unobservable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

At December 31, 2023 and 2022, the carrying amount of the Company’s line of credit (before unamortized deferred financing costs) of $0 and $21,800,000, respectively, approximates its fair value.

Considerable judgment is necessary to interpret market data and develop the estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair Value on a Recurring Basis

As of December 31, 2023, the Company had in effect 13 interest rate derivatives, all of which were interest rate swaps, related to 13 outstanding mortgage loans with an aggregate $29,650,000 notional amount maturing between 2024 and 2026 (weighted average remaining term to maturity of 1.2 years). These interest rate swaps, all of which were designated as cash flow hedges, converted SOFR based variable rate mortgages to fixed annual rate mortgages. The interest rates range from 3.22% to 4.55% with a weighted average interest rate of 3.88% at December 31, 2023.

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the associated credit valuation adjustments use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of December 31, 2023, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy. The Company does not currently own any financial instruments that are measured on a recurring basis and that are classified as Level 1 or 3.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 9 — FAIR VALUE MEASUREMENTS (CONTINUED)

The fair value of the Company’s derivative financial instruments was determined to be the following (amounts in thousands):

	As of	Carrying and	Balance Sheet
	December 31,	Fair Value	Classification
Financial assets: Interest rate swaps	2023	$824	Other assets
	2022	1,811	Other assets

As of December 31, 2023 and 2022, there were no derivatives in a liability position.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the years presented (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Amount of gain (loss) recognized on derivatives in other comprehensive income (loss)	$328	$3,028	$1,179
Amount of reclassification from Accumulated other comprehensive income (loss) into Interest expense	1,295	(297)	(2,318)

During 2021, in connection with the sale of two properties and the early payoff of the related mortgages, the Company discontinued hedge accounting on the related interest rate swaps as the hedged forecasted transactions were no longer probable to occur. As such, the Company accelerated the reclassification of $867,000 from Accumulated other comprehensive loss to interest expense which is included as part of Prepayment costs on debt in the consolidated statement of income for the year ended December 31, 2021.

During the twelve months ending December 31, 2024, the Company estimates an additional $714,000 will be reclassified from Accumulated other comprehensive income as a decrease to Interest expense.

The derivative agreements in effect at December 31, 2023 provide that if the wholly owned subsidiary of the Company which is a party to such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for such swap breakage losses.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 10 — RELATED PARTY TRANSACTIONS (CONTINUED)

During 2023, 2022, and 2021, in consideration for the Services, the Company paid Majestic $3,317,000, $3,067,000 and $3,111,000, respectively. Included in these fees are $1,510,000 in 2023, $1,346,000 in 2022 and $1,365,000 in 2021 of property management services. The amounts paid for property management services are based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the

Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic with respect to properties managed by third parties. During 2023, 2022 and 2021, the Company also paid Majestic, pursuant to the compensation and services agreement, $317,000, $317,000 and $295,000, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies.

Executive officers and all others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and restricted stock units (“RSUs”) under the Company’s stock incentive plans. During 2023, 2022 and 2021, the related expense charged to the Company’s operations was $2,499,000, $2,572,000 and $2,590,000, respectively.

The amounts paid under the compensation and services agreement (except for the property management services which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income.

Joint Venture Partners and Affiliates

During 2023, 2022 and 2021, the Company paid an aggregate of $90,000, $84,000 and $83,000, respectively, to its consolidated joint venture partner or their affiliates (none of whom are officers, directors, or employees of the Company) for property management services, which are included in Real estate expenses on the consolidated statements of income.

During 2023, 2022 and 2021, the Company’s unconsolidated joint ventures paid management fees of $115,000, $131,000 and $118,000, respectively, to the other partner of the ventures, which increased Equity in loss on the consolidated statement of income by $57,000 during 2023 and reduced Equity in earnings on the consolidated statements of income by $66,000 and $59,000 during 2022 and 2021, respectively.

Other

During 2023, 2022 and 2021, the Company paid fees of (i) $313,000, $313,000 and $298,000, respectively, to the Company’s chairman and (ii) $125,000, $125,000 and $119,000, respectively, to the Company’s vice chairman. These fees are included in General and administrative expense on the consolidated statements of income.

At December 31, 2023 and 2022, Gould Investors L.P. (“Gould Investors”), a related party, owned 2,180,931 and 1,998,535 shares of the outstanding common stock of the Company, respectively, or approximately 10.4% and 9.5%, respectively.

The Company obtains its property insurance in conjunction with Gould Investors and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties. Amounts reimbursed to Gould Investors were $1,093,000, $586,000 and $1,402,000 during 2023, 2022 and 2021, respectively. Included in Real estate expenses on the consolidated statements of income is insurance expense of $893,000, $944,000 and $1,267,000 during 2023, 2022 and 2021, respectively. The balance of the amounts reimbursed to Gould Investors represents prepaid insurance and is included in other assets on the consolidated balance sheets.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 11 — STOCKHOLDERS’ EQUITY

Common Stock Dividend

In each of 2023, 2022 and 2021, the Board of Directors declared an aggregate $1.80 per share in cash distributions.

On March 4, 2024, the Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company’s common stock, totaling approximately $9,500,000. The quarterly dividend is payable on April 4, 2024 to stockholders of record on March 27, 2024.

Stock Repurchase Program

During 2022 and 2023, the Board of Directors authorized and/or amended repurchase programs pursuant to which the Company could repurchase shares of its common stock in open-market, through privately negotiated transactions or otherwise. During 2023 and 2022, the Company repurchased approximately 499,000 and 208,000 shares of common stock, for total consideration of $9,638,000 and $5,214,000, net of commissions of $30,000 and $12,000, respectively. As of December 31, 2023, the Company is authorized to repurchase approximately $8,082,000 of shares of common stock.

No shares were repurchased by the Company during 2021.

Shares Issued through the At-the-Market Equity Offering Program

The Company did not sell any shares during 2023.

During 2022, the Company sold approximately 17,000 shares for proceeds of $604,000, net of commissions of $12,000, and incurred offering costs of $41,000 for professional fees. During 2021, the Company sold 106,290 shares for proceeds of $3,379,000, net of commissions of $69,000, and incurred offering costs of $65,000 for professional fees.

Dividend Reinvestment Plan

The Company’s Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price (as such price is calculated pursuant to the DRP). The discount is currently being offered at 3%. Under the DRP, the Company issued approximately 233,000, 102,000 and 35,000 shares of common stock during 2023, 2022 and 2021, respectively.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 11 — STOCKHOLDERS’ EQUITY (CONTINUED)

The following details the shares subject to awards that are outstanding under the Plans as of December 31, 2023:

	2022	2019	2016
	Incentive Plan (a)	Incentive Plan (b)	Incentive Plan (b)
Restricted stock	149,335	426,625	136,600
RSUs	168,490	79,622	—
Totals	317,825	506,247	136,600
(a)	On January 12, 2024, 151,180 restricted shares were issued pursuant to this plan, having an aggregate value of approximately $3,265,000 and are scheduled to vest in January 2029.
(b)	No additional awards may be granted under such plans.

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

The following table reflects the activities involving RSUs that were outstanding during the year ended December 31, 2023:

	2023	2022		2021		2020		2019
RSUs granted (a)	85,250	85,350		80,700		75,026		77,776
RSUs vested	—	—		—		74,988	(b)	64,488	(c)
RSUs forfeited	—	2,110	(d)	1,078	(d)	38	(d)	13,288	(e)
RSUs outstanding	85,250	83,240		79,622		—		—
Vesting Date (f) (g)	6/30/2026	6/30/2025		6/30/2024		6/30/2023		6/30/2022
(a)	The shares underlying the RSUs are excluded from the shares shown as outstanding on the balance sheet until they have vested and been issued.
(b)	Such shares were issued in August 2023.
(c)	Such shares were issued in August 2022.
(d)	Such shares were forfeited due to the retirement of a recipient before the completion of the applicable three-year performance cycle.
(e)	Of the shares forfeited from the 2019 grant, 10,538 shares were not earned in 2022 because the applicable market condition was only partially satisfied and the remaining 2,750 shares were forfeited in 2019.
(f)	Generally, the recipient must maintain a relationship with the Company during the applicable three-year performance cycle.
(g)	RSUs vest upon satisfaction of metrics related to average annual total stockholder return (“TSR Metric”) and average annual return on capital (“ROC Metric”; together with the TSR Metric, the “Metrics”) and are issued to the extent the Compensation Committee determines that the Metrics with respect to the vesting of such shares have been satisfied.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 11 — STOCKHOLDERS’ EQUITY (CONTINUED)

The specific metrics and other material terms and conditions of the RSUs are as follows:

			Performance Criteria (a)
Year RSU Granted	Metric	Weight	Minimum	Maximum
2019 - 2020 (b)	ROC Metric (c)	50%	Average annual of at least 7.0%	Average annual of at least 9.75%
	TSR Metric (d)	50%	Average annual of at least 7.0%	Average annual of at least 12.0%
2021 - 2023 (e) (f)	ROC Metric (c)	50%	Average annual of at least 6.0%	Average annual of at least 8.75%
	TSR Metric (d)	50%	Average annual of at least 6.0%	Average annual of at least 11.0%

(a) If the average annual ROC or TSR falls between the applicable minimum and maximum performance criteria, a pro-rata portion of such units, as applicable, vest.

(b) Such RSUs were not entitled to voting or dividend rights.

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

(d) The TSR Metrics meet the definition of a market condition. A third-party appraiser prepares a Monte Carlo simulation pricing model to determine the fair value of such awards, which is recognized ratably over the three-year service period. For these TSR awards, the per unit or share fair value was estimated using the following assumptions:

TSR Award Year	Expected Life (yrs)	Dividend Rate	Risk-Free Interest Rate	Expected Price Volatility (1)
2023	3	8.72%	4.42% - 5.28%	28.69% - 30.05%
2022	3	7.10%	1.58% - 3.33%	29.37% - 39.87%
2021	3	5.91%	0.03% - 0.35%	26.74% - 41.53%
(1)	Calculated based on the historical and implied volatility.

(e) Such RSUs are (i) not entitled to voting rights and (ii) upon vesting, the holders receive an amount equal to the dividends that would have been paid on the underlying shares had such shares been outstanding during the three-year performance cycle.

(f) As of December 31, 2023 and 2022, the Company accrued an aggregate of $450,000 and $210,000 of dividend equivalents, respectively, for the 2023, 2022 and 2021 RSUs based on the number of shares that would have been issued, underlying such RSUs, using performance and market assumptions determined as of such dates.

As of December 31, 2023, based on performance and market assumptions, the fair value of the RSUs granted in 2023, 2022 and 2021 is $958,000, $1,371,000 and $1,822,000, respectively. Recognition of such deferred compensation will be charged to General and administrative expense over the respective three-year performance cycle.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 11 — STOCKHOLDERS’ EQUITY (CONTINUED)

The following is a summary of the activity of the equity incentive plans:

	Year Ended December 31,
	2023	2022	2021
Restricted stock grants:
Number of shares	152,955	153,575	151,500
Average per share grant price	$22.09	$33.75	$20.34
Deferred compensation to be recognized over vesting period	$3,379,000	$5,183,000	$3,082,000

Number of non-vested shares:
Non-vested beginning of the year	712,375	706,450	701,675
Grants	152,955	153,575	151,500
Vested during the year	(152,300)	(146,900)	(145,725)
Forfeitures	(470)	(750)	(1,000)
Non-vested end of the year	712,560	712,375	706,450

RSU grants:
Number of underlying shares	85,250	85,350	80,700
Average per share grant price	$20.32	$26.44	$30.46
Deferred compensation to be recognized over vesting period	$958,000	$1,420,000	$1,808,000

Number of non-vested shares:
Non-vested beginning of the year	241,076	230,752	223,802
Grants	85,250	85,350	80,700
Vested during the year	(74,988)	(64,488)	(73,750)
Forfeitures	(3,226)	(10,538)	—
Non-vested end of the year	248,112	241,076	230,752

Restricted stock and RSU grants (based on grant price):
Weighted average per share value of non-vested shares	$25.90	$26.26	$25.04
Value of stock vested during the year	$5,165,000	$5,535,000	$5,165,000
Weighted average per share value of shares forfeited during the year	$27.52	$29.12	$24.62

Total charge to operations:
Outstanding restricted stock grants	$3,979,000	$4,057,000	$3,734,000
Outstanding RSUs	1,388,000	1,450,000	1,699,000
Total charge to operations	$5,367,000	$5,507,000	$5,433,000

As of December 31, 2023, total compensation costs of $7,627,000 and $1,797,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average vesting period is 2.1 years for the restricted stock and 1.5 years for the RSUs.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 12 — EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing net income allocable to common stockholders for each year by the weighted average number of shares of common stock outstanding during the applicable year. Net income is also allocated to the unvested restricted stock outstanding during each year, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of December 31, 2023, the shares of common stock underlying the RSUs (see Note 11) are excluded from the basic earnings per share calculation, as these units are not participating securities until they vest and are issued.

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

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator for basic and diluted earnings per share:
Net income	$29,918	$42,253	$39,034
Deduct net income attributable to non-controlling interests	(304)	(76)	(177)
Deduct earnings allocated to unvested restricted stock (a)	(1,291)	(1,434)	(1,326)
Net income available for common stockholders: basic and diluted	$28,323	$40,743	$37,531
Denominator for basic earnings per share:
Weighted average number of common shares outstanding	20,499	20,360	20,086
Effect of dilutive securities: RSUs	57	93	178
Denominator for diluted earnings per share:
Weighted average number of shares	20,556	20,453	20,264

Earnings per common share, basic	$1.38	$2.00	$1.87
Earnings per common share, diluted	$1.38	$1.99	$1.85
(a)	Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 12 — EARNINGS PER COMMON SHARE (CONTINUED)

The following table identifies the number of shares of common stock underlying the RSUs that are included in the calculation, on a diluted basis, of the weighted average number of shares of common stock for such years:

Year Ended December 31, 2023:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
July 1, 2023 (c)	85,250	23,237	42,625	65,862	19,388
July 1, 2022 (c)(d)	83,240	35,050	—	35,050	48,190
August 3, 2021 (c)(d)	79,622	39,811	—	39,811	39,811
Totals	248,112	98,098	42,625	140,723	107,389

Year Ended December 31, 2022:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
July 1, 2022 (c)	85,350	40,222	—	40,222	45,128
August 3, 2021 (c)	80,700	40,350	—	40,350	40,350
August 3, 2020 (e)	75,026	37,513	37,513	75,026	—
Totals	241,076	118,085	37,513	155,598	85,478

Year Ended December 31, 2021:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
August 3, 2021 (c)	80,700	40,350	40,350	80,700	—
August 3, 2020 (e)	75,026	37,513	37,513	75,026	—
July 1, 2019 (f)	75,026	37,513	37,513	75,026	—
Totals	230,752	115,376	115,376	230,752	—
(a)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is December 31 of the applicable year.
(b)	Excluded as the applicable conditions had not been met for these shares at the applicable measurement dates.
(c)	The RSUs awarded in 2023, 2022 and 2021 vest, subject to satisfaction of the applicable market and/or performance conditions, as of June 30, 2026, 2025 and 2024, respectively (see Note 11).
(d)	As of December 31, 2023, 1,078 shares of the 2021 award and 2,110 shares of the 2022 award were forfeited due to the retirement of a recipient before the completion of the applicable three-year performance cycle.
(e)	With respect to the RSUs awarded August 3, 2020, 74,988 shares were deemed to have vested and the balance of 38 shares were forfeited in June 2023. The vested shares were issued in August 2023 (see Note 11).
(f)	With respect to the RSUs awarded July 1, 2019, 64,488 shares were deemed to have vested and the balance of 10,538 shares were forfeited in June 2022. The vested shares were issued in August 2022 (see Note 11).

There were no options outstanding to purchase shares of common stock or other rights exercisable for, or convertible into, common stock in 2023, 2022 and 2021.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 13 — OTHER INCOME

Settlement of Litigation

During 2022, the Company received $5,388,000 in connection with the settlement of a lawsuit which was recognized as Income on settlement of litigation on the consolidated statement of income for such year.

Insurance Recoveries on Hurricane Casualty

During 2022 and 2021, the Company recognized a gain on insurance recoveries of $918,000 and $695,000, respectively, which is included in Other income on the consolidated statements of income for such years, related to hurricane damage to one of its properties in 2020. No such gain was recognized during 2023.

Lease Assignment Fee Income

During 2021, the Company received $100,000 from a tenant in connection with consenting to a lease assignment related to six of its properties; such amount is included in Other income on the consolidated statement of income for such year. No such income was recognized during 2023 and 2022.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

The Company maintains a non-contributory defined contribution pension plan covering eligible employees. Contributions by the Company are made through a money purchase plan, based upon a percent of the qualified employees’ total salary (subject to the maximum amount allowed by law). Pension expense approximated $436,000, $349,000 and $301,000 for 2023, 2022 and 2021, respectively, and is included in General and administrative expense on the consolidated statements of income.

The Company is party to (i) leases obligating it to provide tenant improvement allowances and (ii) various legal proceedings. Management believes these allowances and proceedings are routine, incidental to the operation of the Company’s business and that such allowance payments or proceedings will not have a material adverse effect upon the Company’s consolidated financial statements taken as a whole.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 15 — INCOME TAXES

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

Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. As of December 31, 2023, tax returns for the calendar years 2020 through 2022 remain subject to examination by the Internal Revenue Service and various state and local tax jurisdictions.

During 2023, 2022 and 2021, the Company did not incur any federal income tax expense. The Company does not have any deferred tax assets or liabilities at December 31, 2023 and 2022.

The approximate allocation of the distributions made to stockholders is as follows for the years indicated:

	Year Ended December 31,
	2023	2022	2021
Ordinary income (a)	53%	54%	43%
Capital gains	47	46	57
	100%	100%	100%
(a)	In 2023, 2022 and 2021, the ordinary income portion of the distributions are considered qualified REIT dividends and will be taxed at a rate reduced by up to 20% pursuant to Internal Revenue Code Section 199A.

The Company treats depreciation expense, straight-line rent adjustments and certain other items differently for tax purposes than for financial reporting purposes. Therefore, its taxable income and dividends paid deduction differs from its financial statement income.

The following table reconciles dividends declared with the dividends paid deduction for the years indicated (amounts in thousands):

	2023	2022	2021
	Estimate	Actual	Actual
Dividends declared	$38,116	$37,915	$37,478
Dividend reinvestment plan (a)	157	102	35
	38,273	38,017	37,513
Less: Spillover dividends designated to previous year	(4,240)	—	—
Less: Spillover dividends designated to following year	—	—	(2,085)
Plus: Dividends designated from prior year	—	2,085	9,261
Plus: Dividends designated from following year	737	4,240	—
Dividends paid deduction	$34,770	$44,342	$44,689
(a)	Reflects the discount on common stock purchased through the dividend reinvestment plan of 3%.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 16 — SUBSEQUENT EVENTS

Subsequent events have been evaluated and, except as previously disclosed, there were no other events relative to the consolidated financial statements that require additional disclosure.

NOTE 17 — QUARTERLY FINANCIAL DATA (Unaudited):

(In Thousands, Except Per Share Data)

	Quarter Ended				Total
2023	March 31	June 30	Sept. 30	Dec. 31	For Year
Total revenues	$22,952	$22,407	$22,546	$22,741	$90,646
Gain on sale of real estate, net	$1,534	$3,180	$332	$11,962	$17,008
Net income	$5,408	$6,539	$2,769	$15,202	$29,918
Net income attributable to One Liberty Properties, Inc.	$5,386	$6,519	$2,747	$14,962	$29,614
Weighted average number of common shares outstanding:
Basic	20,514	20,571	20,567	20,342	20,499
Diluted	20,579	20,642	20,596	20,383	20,556
Net income per common share attributable to common stockholders:
Basic and Diluted	$.25	$.30	$.12	$.71	$1.38	(a)

	Quarter Ended				Total
2022	March 31	June 30	Sept. 30	Dec. 31	For Year
Total revenues (b)	$21,556	$21,472	$21,473	$27,715	$92,216
Gain on sale of real estate, net	$4,649	$8,050	$4,063	$—	$16,762
Net income (c)	$9,340	$16,785	$7,221	$8,907	$42,253
Net income attributable to One Liberty Properties, Inc. (c)	$9,323	$16,767	$7,204	$8,883	$42,177
Weighted average number of common shares outstanding:
Basic	20,379	20,364	20,340	20,358	20,360
Diluted	20,541	20,480	20,416	20,406	20,453
Net income per common share attributable to common stockholders:
Basic	$.44	$.80	$.34	$.42	$2.00	(a)
Diluted	$.44	$.79	$.34	$.42	$1.99	(a)
(a)	Calculated on weighted average shares outstanding for the year.
(b)	Includes $4,626 of additional rent from a ground lease tenant recognized in the quarter ended December 31, 2022 – see Note 6.
(c)	Includes $5,388 of income from the settlement of a lawsuit received in the quarter ended June 30, 2022 – see Note 13.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Schedule III—Consolidated Real Estate and Accumulated Depreciation

December 31, 2023

(Amounts in Thousands)

					Cost
					Capitalized	Gross Amount at Which Carried
			Initial Cost to Company		Subsequent to	at December 31, 2023
				Building and	Acquisition		Building &		Accumulated	Date of	Date
Type	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation (1)	Construction	Acquired
Health & Fitness	Tucker, GA	$—	$807	$3,027	$3,420	$807	$6,447	$7,254	$3,461	1988	2002
Health & Fitness	Hamilton, OH	3,969	1,483	5,953	10	1,483	5,963	7,446	2,128	2008	2011
Health & Fitness	Secaucus, NJ	7,058	5,449	9,873	—	5,449	9,873	15,322	2,744	1986	2012
Industrial	West Palm Beach, FL	—	181	724	235	181	959	1,140	551	1973	1998
Industrial	New Hyde Park, NY	2,103	182	728	281	182	1,009	1,191	574	1960	1999
Industrial	Ronkonkoma, NY	5,004	1,042	4,171	2,943	1,042	7,114	8,156	3,625	1986	2000
Industrial	Hauppauge, NY	21,984	1,951	10,954	9,600	1,951	20,554	22,505	9,279	1982	2000
Industrial	Melville, NY	2,195	774	3,029	1,170	774	4,199	4,973	2,037	1982	2003
Industrial	Saco, ME	4,865	1,027	3,623	2,050	1,027	5,673	6,700	1,914	2001	2006
Industrial	Baltimore, MD	16,995	6,474	25,282	—	6,474	25,282	31,756	10,772	1960	2006
Industrial	Durham, NC	4,250	1,043	2,404	44	1,043	2,448	3,491	877	1991	2011
Industrial	Pinellas Park, FL	1,957	1,231	1,669	614	1,231	2,283	3,514	555	1995	2012
Industrial	Miamisburg, OH	—	165	1,348	90	165	1,438	1,603	489	1987	2012
Industrial	Fort Mill, SC	18,548	1,840	12,687	557	1,840	13,244	15,084	3,593	1992	2013
Industrial	Indianapolis, IN	8,741	1,224	6,935	—	1,224	6,935	8,159	2,155	1997	2013
Industrial	Fort Mill, SC	20,197	1,804	33,650	—	1,804	33,650	35,454	10,154	1997	2013
Industrial	New Hope, MN	3,658	881	6,064	234	881	6,298	7,179	1,480	1967	2014
Industrial	Louisville, KY	—	578	3,727	570	578	4,297	4,875	877	1974	2015
Industrial	Louisville, KY	—	51	230	—	51	230	281	53	1974	2015
Industrial	McCalla, AL	12,665	1,588	14,682	—	1,588	14,682	16,270	3,167	2003	2015
Industrial	St. Louis, MO	9,580	3,728	13,006	779	3,728	13,785	17,513	3,140	1969	2015
Industrial	Greenville, SC	4,206	693	6,893	1,101	693	7,994	8,687	1,558	1997	2016
Industrial	Greenville, SC	4,674	528	8,074	938	528	9,012	9,540	1,732	2000	2016
Industrial	El Paso, TX	23,000	3,691	17,904	2,429	3,691	20,333	24,024	3,871	1997	2016
Industrial	Lebanon, TN	19,504	2,094	30,039	214	2,094	30,253	32,347	5,676	1996	2016
Industrial	Huntersville, NC	4,251	1,046	6,674	—	1,046	6,674	7,720	1,167	2014	2017
Industrial	Pittston, PA	14,350	999	9,922	1,609	999	11,531	12,530	1,891	1990	2017
Industrial	Ankeny, IA	7,251	1,351	11,607	—	1,351	11,607	12,958	1,949	2016	2017
Industrial	Memphis, TN	4,457	140	7,952	—	140	7,952	8,092	1,286	1979	2017
Industrial	Pennsburg, PA	7,182	1,776	11,126	—	1,776	11,126	12,902	1,786	1986	2018
Industrial	Plymouth, MN	2,904	1,121	4,429	—	1,121	4,429	5,550	642	1978	2018
Industrial	Englewood, CO	7,412	1,562	11,300	—	1,562	11,300	12,862	1,531	2013	2018
Industrial	Moorestown, NJ	3,507	1,822	5,056	—	1,822	5,056	6,878	681	1990	2018
Industrial	Moorestown, NJ	7,844	1,443	10,898	52	1,443	10,950	12,393	1,497	1972	2018
Industrial	Bakersfield, CA	—	1,988	9,998	—	1,988	9,998	11,986	1,323	1980	2018
Industrial	Green Park, MO	5,666	1,421	7,835	—	1,421	7,835	9,256	1,016	2008	2018
Industrial	Greenville, SC	4,800	186	6,419	210	186	6,629	6,815	889	2008	2018
Industrial	Nashville, TN	4,611	1,058	6,350	255	1,058	6,605	7,663	767	1974	2019
Industrial	Wauconda, IL	—	67	3,423	41	67	3,464	3,531	439	1998	2019
Industrial	Bensalem, PA	3,649	1,602	4,323	150	1,602	4,473	6,075	516	1975	2019
Industrial	Chandler, AZ	4,648	1,335	7,379	102	1,335	7,481	8,816	897	2004	2019
Industrial	LaGrange, GA	2,862	297	4,500	—	297	4,500	4,797	521	2013	2019
Industrial	Shakopee, MN	4,469	1,877	5,462	10	1,877	5,472	7,349	624	1998	2019

					Cost
					Capitalized	Gross Amount at Which Carried
			Initial Cost to Company		Subsequent to	at December 31, 2023
				Building and	Acquisition		Building &		Accumulated	Date of	Date
Type	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation (1)	Construction	Acquired
Industrial	Rincon, GA	$3,675	$61	$5,968	$—	$61	$5,968	$6,029	$638	1998	2019
Industrial	Chandler, AZ	—	1,164	1,691	4	1,164	1,695	2,859	192	2007	2019
Industrial	Ashland, VA	5,131	391	7,901	—	391	7,901	8,292	799	2007	2020
Industrial	Lowell, AR	11,265	1,687	15,188	—	1,687	15,188	16,875	1,613	2017	2020
Industrial	Monroe, NC	4,185	897	5,106	—	897	5,106	6,003	351	2000	2021
Industrial	Lehigh Acres, FL	5,727	1,934	7,393	—	1,934	7,393	9,327	437	2002	2021
Industrial	Omaha, NE	—	1,001	6,547	6	1,001	6,553	7,554	360	1988	2021
Industrial	Fort Myers, FL	4,617	991	6,876	—	991	6,876	7,867	358	2020	2022
Industrial	Dalton, GA	9,710	547	15,836	—	547	15,836	16,383	646	1996	2022
Industrial	Hillside, IL	—	2,560	2,975	—	2,560	2,975	5,535	131	2002	2022
Industrial	Lexington, KY	5,279	1,558	6,881	—	1,558	6,881	8,439	276	2001	2022
Industrial	Northwood, OH	5,823	181	8,306	—	181	8,306	8,487	242	1999	2022
Industrial	Northwood, OH	—	171	7,383	—	171	7,383	7,554	218	2001	2022
Industrial	Blythewood, SC	4,236	311	12,304	—	311	12,304	12,615	147	2004	2023
Industrial	Joppa, MD	7,859	3,815	8,142	1,406	3,815	9,548	13,363	2,618	1994	2014
Office	Brooklyn, NY	—	1,381	5,447	3,161	1,381	8,608	9,989	5,039	1973	1998
Other	Newark, DE	1,157	935	3,643	278	935	3,921	4,856	1,978	1996	2003
Other	Beachwood, OH	—	13,901	—	3,375	17,276	—	17,276	—	N/A	2016
Restaurant	Kennesaw, GA	—	702	916	—	702	916	1,618	293	1989	2012
Restaurant	Concord, NC	1,240	999	1,076	—	999	1,076	2,075	338	2000	2013
Restaurant	Myrtle Beach, SC	1,240	1,102	1,161	—	1,102	1,161	2,263	352	1978	2013
Retail	Seattle, WA	—	201	189	35	201	224	425	182	1986	1987
Retail	Rosenberg, TX	—	216	863	66	216	929	1,145	656	1994	1995
Retail	Selden, NY	2,314	572	2,287	150	572	2,437	3,009	1,497	1997	1999
Retail	Batavia, NY	—	515	2,061	—	515	2,061	2,576	1,282	1998	1999
Retail	Champaign, IL	—	791	3,165	530	791	3,695	4,486	2,184	1985	1999
Retail	El Paso, TX	9,157	2,821	11,123	2,813	2,821	13,936	16,757	8,694	1974	2000
Retail	Somerville, MA	—	510	1,993	24	510	2,017	2,527	1,051	1993	2003
Retail	Hyannis, MA	—	802	2,324	—	802	2,324	3,126	927	1998	2008
Retail	Marston Mills, MA	—	461	2,313	—	461	2,313	2,774	918	1998	2008
Retail	Everett, MA	—	1,935	—	—	1,935	—	1,935	—	N/A	2008
Retail	Kennesaw, GA	4,467	1,501	4,349	1,138	1,501	5,487	6,988	2,403	1995	2008
Retail	Royersford, PA	18,165	19,538	3,150	524	19,538	3,674	23,212	1,337	2001	2010
Retail	Monroeville, PA	—	450	863	57	450	920	1,370	297	1994	2010
Retail	Bolingbrook, IL	—	834	1,887	101	834	1,988	2,822	713	2001	2011
Retail	Crystal Lake, IL	—	615	1,899	535	615	2,434	3,049	759	1997	2011
Retail	Lawrence, KS	—	134	938	207	134	1,145	1,279	327	1915	2012
Retail	Greensboro, NC	—	1,046	1,552	29	1,046	1,581	2,627	450	2002	2014
Retail	Highlands Ranch, CO	—	2,361	2,924	296	2,361	3,220	5,581	935	1995	2014
Retail	Woodbury, MN	2,405	1,190	4,003	—	1,190	4,003	5,193	1,098	2006	2014
Retail	Cuyahoga Falls, OH	908	71	1,371	—	71	1,371	1,442	271	2004	2016
Retail	Hilliard, OH	805	300	1,077	—	300	1,077	1,377	218	2007	2016
Retail	Port Clinton, OH	779	52	1,187	—	52	1,187	1,239	241	2005	2016
Retail	South Euclid, OH	882	230	1,566	53	230	1,619	1,849	343	1975	2016
Retail	St Louis Park, MN	—	3,388	13,088	152	3,388	13,240	16,628	2,621	1962	2016
Retail	Deptford, NJ	2,277	572	1,779	705	572	2,484	3,056	1,139	1981	2012
Retail	Cape Girardeau, MO	862	545	1,547	—	545	1,547	2,092	484	1994	2012
Retail	Littleton, CO	8,048	6,005	11,272	1,037	5,557	12,757	18,314	3,278	1985	2015

					Cost
					Capitalized	Gross Amount at Which Carried
			Initial Cost to Company		Subsequent to	at December 31, 2023
				Building and	Acquisition		Building &		Accumulated	Date of	Date
Type	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation (1)	Construction	Acquired
Retail-Furniture	Wichita, KS	—	1,189	5,248	126	1,189	5,374	6,563	2,325	1996	2006
Retail-Furniture	Lexington, KY	—	800	3,532	266	800	3,798	4,598	1,587	1999	2006
Retail-Furniture	Bluffton, SC	—	589	2,600	170	589	2,770	3,359	1,158	1994	2006
Retail-Furniture	Amarillo, TX	—	860	3,810	2	860	3,812	4,672	1,687	1996	2006
Retail-Furniture	Austin, TX	—	1,587	7,010	192	1,587	7,202	8,789	3,138	2001	2006
Retail-Furniture	Tyler, TX	—	1,031	4,554	168	1,031	4,722	5,753	2,029	2001	2006
Retail-Furniture	Newport News, VA	—	751	3,316	229	751	3,545	4,296	1,471	1995	2006
Retail-Furniture	Richmond, VA	—	867	3,829	164	867	3,993	4,860	1,698	1979	2006
Retail-Furniture	Gurnee, IL	—	834	3,635	—	834	3,635	4,469	1,571	1994	2006
Retail-Furniture	Naples, FL	1,684	3,070	2,846	195	3,070	3,041	6,111	1,204	1992	2008
Retail-Office Supply	Lake Charles, LA (2)	—	1,167	3,887	2,905	1,167	6,792	7,959	3,063	1998	2002
Retail-Office Supply	Chicago, IL (2)	3,076	3,877	2,256	—	3,877	2,256	6,133	862	1994	2008
Retail-Office Supply	Cary, NC (2)	2,595	1,129	3,736	—	1,129	3,736	4,865	1,428	1995	2008
Retail-Office Supply	Eugene, OR (2)	2,312	1,952	2,096	—	1,952	2,096	4,048	801	1994	2008
Retail-Office Supply	El Paso, TX (2)	2,021	1,035	2,700	—	1,035	2,700	3,735	1,032	1993	2008
Theater	Greensboro, NC	—	—	8,328	3,000	—	11,328	11,328	9,142	1999	2004
Theater	Indianapolis, IN	3,648	3,099	5,225	19	3,099	5,244	8,343	1,294	1997	2014
		$422,565	$169,382	$641,447	$53,826	$172,309	$692,346	$864,655	$182,705

Note 1—Depreciation is provided over the estimated useful lives of the buildings and improvements, which range from 2 to 40 years.

Note 2—These five properties are retail office supply stores net leased to the same tenant, pursuant to separate leases. Four of these leases contain cross default provisions.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Schedule III

Consolidated Real Estate and Accumulated Depreciation

(a)  Reconciliation of “Real Estate and Accumulated Depreciation”

(Amounts in Thousands)

	Year Ended December 31,
	2023	2022	2021
Investment in real estate:
Balance, beginning of year	$879,596	$837,641	$839,058
Addition: Land, buildings and improvements	18,176	59,654	28,837
Deduction: Properties sold	(33,117)	(17,699)	(28,064)
Deduction: Property held-for-sale	—	—	(2,190)
Balance, end of year	$864,655	$879,596	$837,641
	(b)
Accumulated depreciation:
Balance, beginning of year	$173,143	$160,664	$147,136
Addition: Depreciation	19,242	18,471	17,694
Deduction: Accumulated depreciation related to properties sold	(9,680)	(5,992)	(3,246)
Deduction: Accumulated depreciation related to property held-for-sale	—	—	(920)
Balance, end of year	$182,705	$173,143	$160,664

(b)	At December 31, 2023, the aggregate cost for federal income tax purposes is approximately $20,749 greater than the Company’s recorded values.