Form 10-Q
period 2024-03-31
ONE LIBERTY PROPERTIES INC
filed 2024-05-07
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

As of May 1, 2024, the registrant had 21,320,443 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	March 31,	December 31,
	2024	2023
ASSETS	(Unaudited)
Real estate investments, at cost
Land	$172,135	$172,309
Buildings and improvements	692,489	692,346
Total real estate investments, at cost	864,624	864,655
Less accumulated depreciation	187,346	182,705
Real estate investments, net	677,278	681,950

Investment in unconsolidated joint ventures	2,104	2,051
Cash and cash equivalents	27,373	26,430
Unbilled rent receivable	16,872	16,661
Unamortized intangible lease assets, net	13,650	14,681
Escrow, deposits and other assets and receivables	18,392	19,833
Total assets(1)	$755,669	$761,606
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net (see Note 7)	$416,539	$418,347
Line of credit	—	—
Dividends payable	10,092	9,916
Accrued expenses and other liabilities	13,309	15,502
Unamortized intangible lease liabilities, net	9,679	10,096
Total liabilities(1)	449,619	453,861

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 50,000 shares authorized; 20,526 and 20,323 shares issued and outstanding	20,526	20,323
Paid-in capital	328,883	326,379
Accumulated other comprehensive income	755	844
Distributions in excess of net income	(45,330)	(40,843)
Total One Liberty Properties, Inc. stockholders’ equity	304,834	306,703
Non-controlling interests in consolidated joint ventures(1)	1,216	1,042
Total equity	306,050	307,745
Total liabilities and equity	$755,669	$761,606
(1)	The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 5. The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $9,743 and $9,917 of land, $16,952 and $17,475 of building and improvements, net of $6,383 and $6,380 of accumulated depreciation, $3,038 and $3,158 of other assets included in other line items, $13,731 and $16,660 of real estate debt, net, $1,084 and $1,130 of other liabilities included in other line items and $1,216 and $1,042 of non-controlling interests as of March 31, 2024 and December 31, 2023, respectively.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Rental income, net	$22,446	$22,952
Lease termination fee	250	—
Total revenues	22,696	22,952

Operating expenses:
Depreciation and amortization	6,021	6,145
General and administrative (see Note 8 for related party information)	3,923	4,039
Real estate expenses (see Note 8 for related party information)	4,470	4,124
State taxes	63	68
Total operating expenses	14,477	14,376

Other operating income
Gain on sale of real estate, net	1,784	1,534
Operating income	10,003	10,110

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	53	85
Other income	267	15
Interest:
Expense	(4,717)	(4,600)
Amortization and write-off of deferred financing costs	(226)	(202)

Net income	5,380	5,408
Net income attributable to non-controlling interests	(225)	(22)
Net income attributable to One Liberty Properties, Inc.	$5,155	$5,386

Weighted average number of common shares outstanding:
Basic	20,509	20,514
Diluted	20,579	20,579

Per common share attributable to common stockholders:
Basic	$.24	$.25
Diluted	$.23	$.25

Cash distributions per share of common stock	$.45	$.45

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net income	$5,380	$5,408

Other comprehensive income
Net unrealized loss on derivative instruments	(89)	(409)
Comprehensive income	5,291	4,999

Net income attributable to non-controlling interests	(225)	(22)
Comprehensive income attributable to One Liberty Properties, Inc.	$5,066	$4,977

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

			Accumulated	Accumulated	Non-Controlling
			Other	Distributions	Interests in
	Common	Paid-in	Comprehensive	in Excess of	Consolidated
	Stock	Capital	Income (loss)	Net Income	Joint Ventures	Total
Balances, December 31, 2023	$20,323	$326,379	$844	$(40,843)	$1,042	$307,745
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,642)	—	(9,642)
Shares issued through dividend reinvestment plan	66	1,369	—	—	—	1,435
Restricted stock vesting	137	(137)	—	—	—	—
Compensation expense — restricted stock and RSUs	—	1,272	—	—	—	1,272
Contribution from non-controlling interest	—	—	—	—	43	43
Distributions to non-controlling interests	—	—	—	—	(94)	(94)
Net income	—	—	—	5,155	225	5,380
Other comprehensive loss	—	—	(89)	—	—	(89)
Balances, March 31, 2024	$20,526	$328,883	$755	$(45,330)	$1,216	$306,050

Balances, December 31, 2022	$20,362	$325,895	$1,810	$(32,102)	$972	$316,937
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,628)	—	(9,628)
Shares issued through dividend reinvestment plan	49	1,025	—	—	—	1,074
Restricted stock vesting	135	(135)	—	—	—	—
Compensation expense – restricted stock and RSUs	—	1,328	—	—	—	1,328
Distributions to non-controlling interests	—	—	—	—	(9)	(9)
Net income	—	—	—	5,386	22	5,408
Other comprehensive loss	—	—	(409)	—	—	(409)
Balances, March 31, 2023	$20,546	$328,113	$1,401	$(36,344)	$985	$314,701

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued on Next Page)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net income	$5,380	$5,408
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(1,784)	(1,534)
Increase in net amortization of unbilled rental income	(283)	(669)
Amortization and write-off of intangibles relating to leases, net	(378)	(224)
Amortization of restricted stock and RSU compensation expense	1,272	1,328
Equity in earnings of unconsolidated joint ventures	(53)	(85)
Depreciation and amortization	6,021	6,145
Amortization and write-off of deferred financing costs	226	202
Payment of leasing commissions	(4)	(179)
Decrease in escrow, deposits, other assets and receivables	740	5,571
Decrease in accrued expenses and other liabilities	(2,230)	(1,251)
Net cash provided by operating activities	8,907	14,712

Cash flows from investing activities:
Net proceeds from sale of real estate	2,670	4,076
Improvements to real estate	(844)	(725)
Investments in ground leased property	—	(447)
Net cash provided by investing activities	1,826	2,904

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(3,046)	(3,078)
Repayments of mortgages payable	(26,527)	—
Proceeds from mortgage financings	28,000	4,800
Proceeds from bank line of credit	—	8,400
Repayments on bank line of credit	—	(18,700)
Issuance of shares through dividend reinvestment plan	1,435	1,074
Payment of financing costs	(449)	(118)
Capital contribution from non-controlling interest	43	—
Distributions to non-controlling interests	(94)	(9)
Cash distributions to common stockholders	(9,466)	(9,483)
Net cash used in financing activities	(10,104)	(17,114)

Net increase in cash, cash equivalents and restricted cash	629	502
Cash, cash equivalents and restricted cash at beginning of year	29,592	7,277
Cash, cash equivalents and restricted cash at end of period	$30,221	$7,779

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$4,741	$4,630

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	Three Months Ended
	March 31,
	2024	2023
Cash and cash equivalents	$27,373	$7,016
Restricted cash included in escrow, deposits and other assets and receivables	2,848	763
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$30,221	$7,779

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2024

NOTE 1 – ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial and, to a lesser extent, retail properties, many of which are subject to long-term net leases. As of March 31, 2024, OLP owns 110 properties, including three properties owned by consolidated joint ventures and two properties owned by unconsolidated joint ventures. The 110 properties are located in 31 states.

NOTE 2 – SUMMARY ACCOUNTING POLICIES

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company assesses the fair value of the gross assets acquired based on available market information which utilize estimated cash flow projections; such inputs are categorized as Level 3 inputs in the fair value hierarchy. In determining fair value, factors considered by management include an evaluation of current market demand, market capitalization rates and discount rates, estimates of carrying costs (e.g., real estate taxes, insurance, and other operating expenses), and lost rental revenue during the expected lease-up periods. Management also estimates costs to execute similar leases, including leasing commissions and tenant improvements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2024 (CONTINUED)

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

The Company reviews on a quarterly basis its investments in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered based on the underlying assets of the investment is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the three months ended March 31, 2024 and 2023, there were no such other-than-temporary impairment charges related to the Company’s investments in unconsolidated joint ventures.

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

MARCH 31, 2024 (CONTINUED)

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

Fixed lease revenues represent the base rent that each tenant is required to pay in accordance with the terms of its respective leases, and any lease incentives paid or payable to the lessee, reported on a straight-line basis over the non-cancelable term of the lease. Variable lease revenues typically include payments based on (i) tenant reimbursements, (ii) changes in the index or market-based indices after the inception of the lease, (iii) percentage rents and (iv) the operating performance of the property. Variable lease revenues are not recognized until the specific events that trigger the variable payments have occurred.

The components of lease revenues are as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2024	2023
Fixed lease revenues	$18,272	$19,358
Variable lease revenues	3,796	3,370
Lease revenues (a)	$22,068	$22,728
(a)	Excludes $378 and $224 of amortization related to lease intangible assets and liabilities for the three months ended March 31, 2024 and 2023, respectively.

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

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due by reviewing the tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. As of March 31, 2024, the Company has assessed the collectability of all recorded lease revenues as probable.

Minimum Future Rents

As of March 31, 2024, the minimum future contractual rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual rents do not include (i) straight-line rent or amortization of lease intangibles or incentives and (ii) variable lease payments as described above.

From April 1 – December 31, 2024	$53,150
For the year ending December 31,
2025	66,344
2026	62,269
2027	52,627
2028	41,328
2029	32,078
Thereafter	94,798
Total	$402,594

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2024 (CONTINUED)

NOTE 3 – LEASES (CONTINUED)

Lessee Accounting

Ground Lease

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The ground lease expires March 3, 2025 and provides for up to four, five-year renewal options and one seven-month renewal option. As of March 31, 2024, the remaining lease term, including a five-year renewal option deemed exercised, is 5.9 years. The Company recognized lease expense related to this ground lease of $122,000 and $150,000 for the three months ended March 31, 2024 and 2023, respectively, which is included in Real estate expenses on the consolidated statements of income.

Office Lease

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides for a five-year renewal option. As of March 31, 2024, the remaining lease term, including the renewal option deemed exercised, is 12.8 years. The Company recognized lease expense related to this office lease of $14,000 in each of the three months ended March 31, 2024 and 2023, respectively, which is included in General and administrative expenses on the consolidated statements of income.

Minimum Future Lease Payments

As of March 31, 2024, the minimum future lease payments related to these operating leases are as follows (amounts in thousands):

From April 1 – December 31, 2024	$430
For the year ending December 31,
2025	626
2026	627
2027	629
2028	630
2029	692
Thereafter	537
Total undiscounted cash flows	$4,171
Present value discount	(893)
Lease liability	$3,278

The lease liability is included in Accrued expenses and other liabilities on the consolidated balance sheet.

Lease termination fee

In March 2024, a consolidated joint venture in Lakewood, Colorado, in which the Company holds a 90% interest, recognized a lease termination fee of $250,000 from a tenant due to the early termination of its lease in connection with the sale of the related restaurant parcel (see Note 4).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2024 (CONTINUED)

NOTE 4 – SALES OF PROPERTIES

On March 6, 2024, a consolidated joint venture, in which the Company holds a 90% interest, sold a restaurant parcel at its multi-tenant shopping center in Lakewood, Colorado for $2,670,000, net of closing costs. The sale resulted in a gain of $1,784,000 which was recorded as Gain on sale of real estate, net, in the consolidated statement of income for the three months ended March 31, 2024. In connection with this sale, the joint venture (i) wrote-off $50,000 of unbilled rent receivable and $68,000 of other assets as an adjustment to Gain on sale of real estate, net and (ii) paid down $1,885,000 of the mortgage on this property. The non-controlling interest’s share of the gain was $178,000.

On February 28, 2023, the Company sold a restaurant property located in Hauppauge, New York for $4,076,000, net of closing costs. The sale resulted in a gain of $1,534,000 which was recorded as Gain on sale of real estate, net, in the consolidated statement of income for the three months ended March 31, 2023. In connection with the sale, the Company wrote-off $128,000 of other assets and receivables as an adjustment to Gain on sale of real estate, net.

Sales subsequent to March 31, 2024

During the quarter ended March 31, 2024, the Company entered into contracts to sell the following properties (amounts in thousands):

					Estimated Gain
		Held-for-sale	Date Sold/	Gross	on Sale of Real
Description of Property	City, State	Date (a)	Estimated Sale	Sales Price	Estate Net (b)
Applebee's restaurant property	Kennesaw, Georgia	April 5, 2024	May 6, 2024	$2,834	$1,000
Vacant retail property (c)	Kennesaw, Georgia	April 16, 2024	June 28, 2024	6,700	1,900
FedEx industrial property	Miamisburg, Ohio	April 17, 2024	May 8, 2024	2,793	1,500
Havertys retail property	Wichita, Kansas	April 21, 2024	June 6, 2024	6,600	2,000
(a)	The Company has determined the held-for-sale criteria has been met as the buyers’ right to terminate the contracts without penalty expired on these dates.

(b)	Such gain will be recognized as Gain on sale of real estate, net, in the consolidated statements of income for the three and six months ending June 30, 2024.

(c)	In connection with this sale, the Company intends to payoff the mortgage on this property which had a balance of $4,434 as of March 31, 2024.

NOTE 5 – VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITY AND CONSOLIDATED JOINT VENTURES

Variable Interest Entity – Ground Lease

The Company determined it has a variable interest through its ground lease at its Beachwood, Ohio property (the Vue Apartments) and the owner/operator is a VIE because its equity investment at risk is insufficient to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of this VIE because the Company does not have power over the activities that most significantly impact the owner/operator’s economic performance and therefore, does not consolidate this VIE for financial statement purposes. Accordingly, the Company accounts for this investment as land and the revenues from the ground lease as Rental income, net. The ground lease provides for rent which can be deferred and paid based on the operating performance of the property; therefore, this rent is recognized as rental income when the operating performance is achieved and the rent is received. No ground lease rental income has been collected since October 2020 other than the $4,642,000 proceeds from a settlement in 2022.

As of March 31, 2024, the VIE’s maximum exposure to loss was $17,276,000 which represented the carrying amount of the land. In purchasing the property in 2016, the owner/operator obtained a $67,444,000 mortgage from a third party which, together with the Company’s purchase of the land, provided substantially all of the funds to acquire the multi-family

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2024 (CONTINUED)

NOTE 5 – VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITY AND CONSOLIDATED JOINT VENTURES (CONTINUED)

property. The Company provided its land as collateral for the owner/operator’s mortgage loan; accordingly, the land position is subordinated to the mortgage. The mortgage balance was $63,247,000 as of March 31, 2024.

Pursuant to the ground lease, as amended in November 2020, the Company agreed, in its discretion, to fund 78% of (i) any operating expense shortfalls at the property and (ii) any capital expenditures required at the property. The Company funded $932,000 during the year ended December 31, 2023. These amounts are included as part of the carrying amount of the land. No such amounts were funded during the three months ended March 31, 2024.

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

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	March 31,	December 31,
	2024 (a)	2023
Land	$9,743	$9,917
Buildings and improvements, net of accumulated depreciation of $6,383 and $6,380, respectively	16,952	17,475
Cash	889	1,059
Unbilled rent receivable	910	938
Unamortized intangible lease assets, net	406	412
Escrow, deposits and other assets and receivables	833	749
Mortgages payable, net of unamortized deferred financing costs of $99 and $109, respectively	13,731	16,660
Accrued expenses and other liabilities	705	745
Unamortized intangible lease liabilities, net	379	385
Accumulated other comprehensive income	—	2
Non-controlling interests in consolidated joint ventures	1,216	1,042
(a)	A consolidated joint venture in Lakewood, Colorado, in which the Company holds a 90% interest, sold a restaurant parcel at its multi-tenant shopping center in March 2024 and paid down the related mortgage by $1,885 (see Note 4).

As of March 31, 2024 and December 31, 2023, MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in two consolidated joint ventures in which the Company has aggregate equity investments of approximately $5,242,000 and $4,448,000, respectively.

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and, in the event of a sale of, or refinancing of the mortgage encumbering, the property owned by such venture, the distributions to the Company may be less than that implied by the Company’s equity ownership interest in the venture.

NOTE 6 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of March 31, 2024 and December 31, 2023, the Company participated in two unconsolidated joint ventures, each of which owns and operates one property; the Company’s equity investment in these ventures totaled $2,104,000 and $2,051,000, respectively. The Company recorded equity in earnings of $53,000 and $85,000 for the three months ended March 31, 2024 and 2023, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2024 (CONTINUED)

NOTE 7 – DEBT OBLIGATIONS

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	March 31,	December 31,
	2024	2023
Mortgages payable, gross	$420,992	$422,565
Unamortized deferred financing costs	(3,683)	(3,414)
Unamortized mortgage intangible assets (a)	(770)	(804)
Mortgages payable, net	$416,539	$418,347
(a)	In connection with the assumption of two below-market mortgages.

The following table sets forth, as of March 31, 2024, scheduled principal repayments with respect to the Company’s mortgage debt during the nine months ending December 31, 2024 and for each of the subsequent twelve months through maturity (amounts in thousands):

Year Ending December 31,	2024	2025	2026	2027	2028	Thereafter	Total
Amortization payments	$8,954	$10,908	$10,865	$9,797	$9,141	$36,859	$86,524
Principal due at maturity	25,309	29,157	19,179	38,525	30,156	192,142	334,468
Total	$34,263	$40,065	$30,044	$48,322	$39,297	$229,001	$420,992

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

The facility, which matures December 31, 2026, provides for an interest rate equal to 30-day SOFR plus an applicable margin ranging from 175 basis points to 275 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility. The applicable margin was 175 basis points at March 31, 2024 and 2023. An unused facility fee of 0.25% per annum applies to the facility. The Company had no balance outstanding on the facility during the three months ended March 31, 2024. The weighted average interest rate on the facility was approximately 6.23% for the three months ended March 31, 2023. The Company was in compliance with all covenants at March 31, 2024.

At each of March 31, 2024 and May 1, 2024, $100,000,000 was available to be borrowed under the facility, including an aggregate of up to $40,000,000 available for renovation and operating expense purposes. The interest rate on the facility was 7.06% on May 1, 2024.

At March 31, 2024 and December 31, 2023, the Company had unamortized deferred financing costs of $503,000 and $549,000, respectively, which are included in Escrow, deposits and other assets and receivables on the consolidated balance sheets.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2024 (CONTINUED)

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

In consideration for the Services, the Company paid Majestic $826,000 and $879,000 for the three months ended March 31, 2024 and 2023, respectively. Included in these amounts are fees for property management services of $357,000 and $428,000 for the three months ended March 31, 2024 and 2023, respectively. The amounts paid for property management services are based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic with respect to properties managed by third parties. The Company also paid Majestic, pursuant to the compensation and services agreement, $84,000 and $79,000 for the three months ended March 31, 2024 and 2023, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies.

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and restricted stock units (“RSUs”) under the Company’s stock incentive plans (described in Note 9). The related expense charged to the Company’s operations was $614,000 and $642,000 for the three months ended March 31, 2024 and 2023, respectively.

The amounts paid under the compensation and services agreement (except for the property management services which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income.

Joint Venture Partners and Affiliates

The Company paid an aggregate of $23,000 and $22,000 for the three months ended March 31, 2024 and 2023, respectively, to its consolidated joint venture partner or their affiliates (none of whom are officers, directors, or employees of the Company) for property management services, which are included in Real estate expenses on the consolidated statements of income.

The Company’s unconsolidated joint ventures paid management fees of $2,000 and $27,000 for the three months ended March 31, 2024 and 2023, respectively, to the other partner of the ventures, which reduced Equity in earnings of unconsolidated joint ventures on the consolidated statements of income by $1,000 and $13,000 for the three months ended March 31, 2024 and 2023, respectively.

Other

During the three months ended March 31, 2024 and 2023, the Company paid quarterly fees of (i) $81,378 and $78,250, respectively, to the Company’s chairman and (ii) $32,551 and $31,300, respectively, to the Company’s vice-chairman. These fees are included in General and administrative expenses on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party, and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties. Included in Real estate expenses on the consolidated statements of income is insurance expense of $277,000 and $148,000 for the three months ended March 31, 2024 and 2023, respectively, of amounts reimbursed to Gould Investors in prior periods.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2024 (CONTINUED)

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock Dividend

On March 4, 2024, the Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company’s common stock, totaling approximately $9,564,000, payable to stockholders of record at the close of business on March 27, 2024. The quarterly dividend was paid on April 4, 2024; $8,101,000 was paid in cash and the balance of such dividend payment was satisfied through the issuance of 67,000 shares under the Company’s dividend reinvestment plan.

Dividend Reinvestment Plan

The Company’s Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price (as such price is calculated pursuant to the DRP). The discount is currently being offered at 3%. Under the DRP, the Company issued approximately 66,000 and 49,000 shares of common stock during the three months ended March 31, 2024 and 2023, respectively.

Stock Repurchase Program

During 2022 and 2023, the Board of Directors authorized and/or amended repurchase programs pursuant to which the Company could repurchase shares of its common stock in open-market, through privately negotiated transactions or otherwise. No such shares were repurchased during the three months ended March 31, 2024 and 2023.

Stock Based Compensation

The Company’s 2022 and 2019 Incentive Plans (collectively, the “Plans”), permit the Company to grant, among other things, stock options, restricted stock, RSUs, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company’s common stock was authorized for issuance pursuant to each plan at such plan’s inception.

The following details the shares subject to awards that are outstanding under the Plans as of March 31, 2024:

	2022	2019
	Incentive Plan	Incentive Plan (a)
Restricted stock	300,515	426,625
RSUs	168,490	79,622
Totals	469,005	506,247
(a)	No additional awards may be granted under such plan.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2024 (CONTINUED)

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED)

The following table reflects the RSUs outstanding as of March 31, 2024:

	2023 Grant	2022 Grant	2021 Grant
RSUs outstanding (a)(b)	85,250	83,240	79,622
Vesting Date (c)(d)	6/30/2026	6/30/2025	6/30/2024
(a)	The shares underlying the RSUs are excluded from the shares shown as outstanding on the balance sheet until they have vested and been issued.
(b)	No shares were granted, vested or forfeited during the three months ended March 31, 2024 and 2023.
(c)	Generally, the recipient must maintain a relationship with the Company during the applicable three-year performance cycle.
(d)	RSUs vest upon satisfaction of metrics related to average annual total stockholder return (“TSR Metric”) and average annual return on capital (“ROC Metric”; together with the TSR Metric, the “Metrics”) and are issued to the extent the Compensation Committee determines that the Metrics with respect to the vesting of such shares have been satisfied.

The specific metrics and other material terms and conditions of the RSUs are as follows:

			Performance Criteria (a)
Year RSU Granted	Metric	Weight	Minimum	Maximum
2021 - 2023 (b)(c)	ROC Metric (d)	50%	Average annual of at least 6.0%	Average annual of at least 8.75%
	TSR Metric (e)	50%	Average annual of at least 6.0%	Average annual of at least 11.0%

(a)	If the average annual ROC or TSR falls between the applicable minimum and maximum performance criteria, a pro-rata portion of such units, as applicable, vest.
(b)	Such RSUs are not entitled to voting rights.
(c)	The holders of such RSUs receive an amount equal to the dividends that would have been paid on the underlying shares had such shares been outstanding during the three-year performance cycle. As of March 31, 2024 and December 31, 2023, the Company accrued an aggregate of $528,000 and $450,000 of dividend equivalents, respectively, for the 2023, 2022 and 2021 RSUs based on the number of shares that would have been issued, underlying such RSUs, using performance and market assumptions determined at such dates.
(d)	The ROC Metrics meet the definition of a performance condition. Fair value is based on the market value on the date of grant. For ROC Awards, the Company does not recognize expense when performance conditions are not expected to be met; such performance assumptions are re-evaluated quarterly.
(e)	The TSR Metrics meet the definition of a market condition. A third-party appraiser prepares a Monte Carlo simulation pricing model to determine the fair value of such awards, which is recognized ratably over the three-year service period.

As of March 31, 2024, based on performance and market assumptions, the fair value of the RSUs granted in 2023, 2022 and 2021 is $959,000, $1,419,000 and $1,822,000, respectively. Recognition of such deferred compensation will be charged to General and administrative expense over the respective three-year performance cycles.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2024 (CONTINUED)

NOTE 9 – STOCKHOLDERS’ EQUITY (CONTINUED)

The following is a summary of the activity of the Plans:

	Three Months Ended
	March 31,
	2024	2023
Restricted stock grants:
Number of shares	151,180	152,955
Average per share grant price	$21.60	$22.09
Deferred compensation to be recognized over vesting period	$3,265,000	$3,379,000

Number of non-vested shares:
Non-vested beginning of the period	712,560	712,375
Grants	151,180	152,955
Vested during the period	(136,600)	(134,800)
Forfeitures	—	—
Non-vested end of the period	727,140	730,530

RSU grants:
Number of underlying shares	—	—
Average per share grant price	$—	$—
Deferred compensation to be recognized over vesting period	$—	$—

Number of non-vested shares:
Non-vested beginning of the period	248,112	241,076
Grants	—	—
Vested during the period	—	—
Forfeitures	—	—
Non-vested end of the period	248,112	241,076

Restricted stock and RSU grants (based on grant price):
Weighted average per share value of non-vested shares	$25.27	$25.74
Value of stock vested during the period	$3,511,000	$3,412,000
Weighted average per share value of shares forfeited during the period	$—	$—

Total charge to operations:
Outstanding restricted stock grants	$893,000	$950,000
Outstanding RSUs	379,000	378,000
Total charge to operations	$1,272,000	$1,328,000

As of March 31, 2024, total compensation costs of $10,000,000 and $1,467,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average remaining vesting period is 2.8 years for the restricted stock and 1.3 years for the RSUs. The Company recognizes the effect of forfeitures on restricted stock awards and RSUs when they occur, and previously recognized compensation expense is reversed in the period the grant or unit is forfeited.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2024 (CONTINUED)

NOTE 10 – EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing net income allocable to common stockholders for each period by the weighted average number of shares of common stock outstanding during the applicable period. Net income is also allocated to the unvested restricted stock outstanding during each period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of March 31, 2024, the shares of common stock underlying the RSUs (see Note 9) are excluded from the basic earnings per share calculation, as these units are not participating securities until they vest and are issued.

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

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2024	2023
Numerator for basic and diluted earnings per share:
Net income	$5,380	$5,408
Deduct net income attributable to non-controlling interests	(225)	(22)
Deduct earnings allocated to unvested restricted stock (a)	(327)	(329)
Net income available for common stockholders: basic and diluted	$4,828	$5,057

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	20,509	20,514
Effect of dilutive securities: RSUs	70	65
Denominator for diluted earnings per share:
Weighted average number of shares	20,579	20,579

Earnings per common share: basic	$.24	$.25
Earnings per common share: diluted	$.23	$.25
(a)	Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2024 (CONTINUED)

NOTE 10 – EARNINGS PER COMMON SHARE (CONTINUED)

The following table identifies the number of shares of common stock underlying the RSUs that are included in the calculation, on a diluted basis, of the weighted average number of shares of common stock for such periods:

Three Months Ended March 31, 2024:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
July 1, 2023 (c)	85,250	27,062	42,625	69,687	15,563
July 1, 2022 (c)	83,240	36,917	—	36,917	46,323
August 3, 2021 (c)	79,622	39,811	—	39,811	39,811
Totals	248,112	103,790	42,625	146,415	101,697

Three Months Ended March 31, 2023:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
July 1, 2022 (c)(d)	85,350	42,522	—	42,522	42,828
August 3, 2021 (c)(d)	80,700	40,350	—	40,350	40,350
August 3, 2020 (e)	75,026	37,513	37,513	75,026	—
Totals	241,076	120,385	37,513	157,898	83,178
(a)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is March 31 of the applicable period.
(b)	Excluded as the applicable conditions had not been met for these shares at the applicable measurement dates.
(c)	The RSUs awarded in 2023, 2022 and 2021 vest, subject to satisfaction of the applicable market and/or performance conditions, as of June 30, 2026, 2025 and 2024, respectively (see Note 9).
(d)	Subsequent to March 31, 2023, 2,110 shares of the 2022 award and 1,078 shares of the 2021 award were forfeited due to the retirement of a recipient before the completion of the applicable three-year performance cycle.
(e)	With respect to the RSUs awarded August 3, 2020, 74,988 shares were deemed to have vested and the balance of 38 shares were forfeited in June 2023. The vested shares were issued in August 2023.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2024 (CONTINUED)

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

The fair value and carrying amounts of the Company’s mortgages payable are as follows (dollars in thousands):

	March 31,	December 31,
	2024	2023
Fair value of mortgages payable (a)	$394,661	$397,031
Carrying value of mortgages payable, gross	$420,992	$422,565
Fair value less than the carrying value	$(26,331)	$(25,534)
Blended market interest rate (a)	6.08%	5.93%
Weighted average interest rate	4.41%	4.31%
Weighted average remaining term to maturity (years)	6.3	5.9
(a)	Estimated using unobservable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair Value on a Recurring Basis

As of March 31, 2024, the Company had in effect 12 interest rate derivatives, all of which were interest rate swaps, related to 12 outstanding mortgage loans with an aggregate $28,485,000 notional amount maturing between 2024 and 2026 (weighted average remaining term to maturity of 1.0 years). The Company’s objective in using interest rate swaps is to add stability to interest expense. These interest rate swaps, all of which were designated as cash flow hedges, converted SOFR based variable rate mortgages to fixed annual rate mortgages. The interest rates range from 3.22% to 4.34% and a weighted average interest rate of 3.86% at March 31, 2024. The Company does not use derivatives for trading or speculative purposes.

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This fair value analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the associated credit valuation adjustments use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of March 31, 2024, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy. The Company does not currently own any financial instruments that are measured on a recurring basis and that are classified as Level 1 or 3.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2024 (CONTINUED)

NOTE 11 – FAIR VALUE MEASUREMENTS (CONTINUED)

The fair value of the Company’s derivative financial instruments was determined to be the following (amounts in thousands):

		Carrying and	Balance Sheet
	As of	Fair Value	Classification
Financial assets: Interest rate swaps	March 31, 2024	$755	Other assets
	December 31, 2023	824	Other assets

As of March 31, 2024 and December 31, 2023, there were no derivatives in a liability position.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended
	March 31,
	2024	2023
Amount of gain (loss) recognized on derivatives in other comprehensive income	$183	$(121)
Amount of reclassification from Accumulated other comprehensive income into Interest expense	272	288

During the twelve months ending March 31, 2025, the Company estimates an additional $610,000 will be reclassified from Accumulated other comprehensive income as a decrease to Interest expense.

The derivative agreements in effect at March 31, 2024 provide that if the wholly-owned subsidiary of the Company which is a party to such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for such swap breakage losses.

NOTE 12 – REAL ESTATE ACQUISITION

Acquisition subsequent to March 31, 2024

On April 24, 2024, the Company acquired a single-tenant industrial property located in Albuquerque, New Mexico for $6,450,000. The initial term of the lease expires in 2031.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2024 (CONTINUED)

NOTE 13 – NEW ACCOUNTING PRONOUNCEMENT

On January 1, 2024, the Company adopted the FASB ASU No. 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures, which enhances disclosures of significant segment expenses regularly provided to the chief operating decision maker.

Substantially all of the Company’s real estate assets, at acquisition, are comprised of real estate owned that is leased to tenants on a long-term basis. Therefore, the Company aggregates real estate assets for reporting purposes and operates in one reportable segment.

The Company’s Chief Operating Decision Makers (“CODMs”) are its Chief Executive Officer and Chief Operating Officer. As the Company operates in one reportable segment, the CODMs are provided financial reports which include (i) a consolidated income statement (detailing total revenues, operating income and net income) and (ii) Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”). These financial reports assist the CODMs in assessing the Company’s financial performance and in allocating resources appropriately.

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

The uncertainties, risks and factors which may cause actual results to differ materially from current expectations include, but are not limited to:

●	the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies;
●	adverse changes and disruption in the retail, restaurant, theater and health and fitness sectors, which could impact our tenants’ ability to pay rent and expense reimbursement;
●	loss or bankruptcy of one or more of our tenants, and bankruptcy laws that may limit our remedies if a tenant becomes bankrupt and rejects its lease;
●	the level and volatility of interest rates;
●	general economic and business conditions and developments, including those currently affecting or that may affect our economy;
●	general and local real estate conditions, including any changes in the value of our real estate;
●	our ability to renew or re-lease space as leases expire;
●	our ability to pay dividends;
●	changes in governmental laws and regulations relating to real estate and related investments;
●	compliance with credit facility and mortgage debt covenants;
●	the availability of, and costs associated with, sources of capital and liquidity;
●	competition in our industry;
●	technological changes, such as autonomous vehicles, reconfiguration of supply chains, robotics, 3D printing or other technologies;
●	potential natural disasters, epidemics, pandemics or outbreak of infectious disease, such as COVID-19, and other potentially catastrophic events such as acts of war and/or terrorism; and
●	the other risks, uncertainties and factors described in the reports and documents we file with the SEC including the risks, uncertainties and factors described in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) under the caption “Item 1A. Risk Factors” for a discussion of certain factors which may cause actual results to differ materially from current.

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

Challenges and Uncertainties Facing Certain Tenants and Properties

As more fully described in our Annual Report, and in particular, the sections thereof entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we face challenges due to the volatile economic environment, and certain of our properties and tenants (including The Vue Apartments, LA Fitness and Regal Cinemas) face various challenges. Our cash flow and profitability will be adversely impacted if the issues with respect to the challenged tenants/properties identified in the Annual Report are not resolved in a satisfactory manner. There have been no material changes to the status of such tenants/properties.

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

We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial and, to a lesser extent, retail properties, many of which are subject to long-term net leases. As of March 31, 2024, we own 110 properties (including three properties owned by consolidated joint ventures and two properties owned by unconsolidated joint ventures) located in 31 states. Based on square footage, our occupancy rate at March 31, 2024 is approximately 98.4%.

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

Our 2024 contractual base rent is approximately $70.2 million and represents, after giving effect to any abatements, concessions, deferrals or adjustments, the base rent payable to us during the year ending December 31, 2024 under leases in effect at March 31, 2024.

Included in such contractual rental income is an aggregate of $1.6 million comprised of:

●	$1.3 million based on a negotiated but unsigned lease amendment from a tenant at our Brooklyn, New York office property, and
●	$325,000 representing the base rent payable by Dick’s Sporting Goods (Champaign, Illinois) in the twelve months ending December 31, 2024, although such lease is subject to termination by the landlord or tenant upon 90 days’ notice.

Excluded from such contractual rental income is an aggregate of $2.5 million comprised of:

●	$1.3 million, subject to the property generating specified levels of positive operating cash flow, of estimated variable lease payments from The Vue, a multi-family complex which ground leases the underlying land from us and as to which there is uncertainty as to when and whether the tenant will resume paying rent,
●	an aggregate of $995,000 representing the base rent payable from three properties which were or will be sold in May 2024 and June 2024 (i.e., $220,000 from Applebee’s in Kennesaw, Georgia, $215,000 from FedEx in Miamisburg, OH, and $560,000 from Havertys in Wichita, Kansas), and
●	$235,000 representing our share of the base rent payable to our joint ventures.

The following table sets forth scheduled expirations of leases at our properties as of March 31, 2024 for the years indicated below:

				Percentage of
		Approximate		2024 Contractual
	Number of	Square Footage	2024 Contractual	Rental Income
	Expiring	Subject to	Rental Income Under	Represented by
Year of Lease Expiration (a)	Leases	Expiring Leases (b)	Expiring Leases	Expiring Leases
2024	12	545,028	$2,468,628	3.5
2025	12	565,136	4,587,040	6.5
2026	19	1,007,595	6,229,965	8.9
2027	36	2,238,958	14,205,415	20.2
2028	22	1,489,205	9,837,933	14.0
2029	13	1,276,554	7,174,637	10.2
2030	15	672,179	7,315,582	10.4
2031	7	864,358	4,099,948	5.9
2032	9	325,456	3,250,054	4.6
2033	9	853,179	7,309,776	10.4
2034 and thereafter	8	832,770	3,765,177	5.4
	162	10,670,418	$70,244,155	100.0
(a)	Lease expirations assume tenants do not exercise existing renewal or termination options.
(b)	Excludes an aggregate of 173,726 square feet of vacant space.

Property Transaction During the Three Months Ended March 31, 2024

On March 6, 2024, a consolidated joint venture, in which we hold a 90% interest, sold a restaurant parcel at its multi-tenant shopping center in Lakewood, Colorado for a gross sales price of $2.9 million and recognized a gain of $1.8 million from this sale. The non-controlling interest’s share of the gain was $178,000. In connection with the sale, we recognized a $250,000 lease termination fee from the former tenant.

Property Transactions Subsequent to March 31, 2024

Acquisition

On April 24, 2024, we acquired a 63,421 square foot industrial property located in Albuquerque, New Mexico for $6.5 million. The property is leased by a single tenant whose current base rent is $431,000 with 1.5% annual increases.

Sales and Contemplated Sales

During May 2024 and June 2024, we have sold and will sell the following properties:

						2023 Depreciation
		Date Sold/	Gross	Estimated	2023 Rental	& Amortization
Description of Property	City, State	Estimated Sale	Sales Price	Gain on Sale	Income, net	Expense
Applebee's restaurant property	Kennesaw, Georgia	May 6, 2024	$2,834,000	$1,000,000	$187,000	$38,000
FedEx industrial property	Miamisburg, Ohio	May 8, 2024	2,793,000	1,500,000	238,000	59,000
Havertys retail property	Wichita, Kansas	June 6, 2024	6,600,000	2,000,000	544,000	140,000
Vacant retail property (a)	Kennesaw, Georgia	June 28, 2024	6,700,000	1,900,000	111,000	240,000
(a)	During 2023, this property incurred real estate operating expenses and mortgage interest expense of $80,000 and $173,000, respectively. In connection with this sale, we intend to payoff the approximate $4.4 million principal balance mortgage on this property.

Results of Operations

Total revenues

The following table compares total revenues for the periods indicated:

	Three Months Ended
	March 31,		Increase
(Dollars in thousands)	2024	2023	(Decrease)	% Change
Rental income, net	$22,446	$22,952	$(506)	(2.2)
Lease termination fee	250	—	250	n/a
Total revenues	$22,696	$22,952	$(256)	(1.1)

Rental income, net

The following table details the components of rental income, net, for the periods indicated:

	Three Months Ended
	March 31,		Increase
(Dollars in thousands)	2024	2023	(Decrease)	% Change
Acquisition (a)	$354	$—	$354	n/a
Dispositions (b)	—	792	(792)	(100.0)
Same store (c)	22,092	22,160	(68)	(0.3)
Rental income, net	$22,446	$22,952	$(506)	(2.2)
(a)	Represents rental income from one property acquired since January 1, 2023.
(b)	Represents rental income from properties sold since January 1, 2023.
(c)	Represents rental income from 107 properties that were owned for the entirety of the periods presented.

Changes at same store properties

The decrease in same store rental income during the three ended March 31, 2024 is due primarily to decreases of:

-	$498,000 from our two Regal Cinemas properties due to lease amendments effectuated in connection with its 2023 bankruptcy reorganization, and

-	$143,000 from Bed Bath & Beyond in Kennesaw, Georgia which filed for bankruptcy in 2023.

The decrease was offset during the three months ended March 31, 2024 by increases in rental income of:

-	$300,000 in tenant reimbursements, of which $180,000 relates to real estate taxes and $120,000 relates to operating expenses generally incurred in the same period, and

-	$265,000 from various lease amendments and extensions at our properties.

Lease Termination Fee

In March 2024, a consolidated joint venture in Lakewood, Colorado, in which we hold a 90% interest, received a lease termination fee of $250,000 from a tenant due to the early termination of its lease in connection with the sale of the related restaurant parcel.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended
	March 31,		Increase
(Dollars in thousands)	2024	2023	(Decrease)	% Change
Operating expenses:
Depreciation and amortization	$6,021	$6,145	$(124)	(2.0)
General and administrative	3,923	4,039	(116)	(2.9)
Real estate expenses	4,470	4,124	346	8.4
State taxes	63	68	(5)	(7.4)
Total operating expenses	$14,477	$14,376	$101.7

Depreciation and amortization. The decrease in the three months ended March 31, 2024 is due primarily to (i) decreases of $356,000, related to tenant origination costs at several properties that prior to March 31, 2024 were fully amortized, and (ii) the inclusion in the corresponding 2023 period of $160,000 of such expense from the properties sold since January 1, 2023.

The decrease was offset by (i) $220,000 of such expense from a property acquired in 2023, and (ii) $132,000 of depreciation from improvements at several properties.

General and administrative. The decrease in the three months ended March 31, 2024 is due primarily to a $92,000 net decrease in professional fees incurred in the corresponding 2023 period.

Real estate expenses. The increase in the three months ended March 31, 2024 is due primarily to:

-	$168,000 relating to real estate tax expense (primarily related to our Bolingbrook, Illinois property), and

-$116,000 from a property acquired in 2023.

A substantial portion of real estate expenses is rebilled to tenants and is included in Rental income, net, on the consolidated statements of income.

Gain on sale of real estate, net.

The following table compares gain on sale of real estate, net, for the periods indicated:

	Three Months Ended
	March 31,		Increase
(Dollars in thousands)	2024	2023	(Decrease)	% Change
Gain on sale of real estate, net	$1,784	$1,534	$250	16.3

The $1.8 million gain in the 2024 period was realized from the sale of a restaurant parcel at our Lakewood, Colorado multi-tenant shopping center which is owned through a consolidated joint venture in which we have a 90% interest. The non-controlling interest’s share of this gain was $178,000.

The $1.5 million gain in the 2023 period was realized from the sale of our Hauppauge, New York restaurant property.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
(Dollars in thousands)	2024	2023	(Decrease)	Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$53	$85	$(32)	(37.6)
Other income	267	15	252	1,680.0
Interest:
Expense	(4,717)	(4,600)	117	2.5
Amortization and write-off of deferred financing costs	(226)	(202)	24	11.9

Other Income. The increase in the three months ended March 31, 2024 is due primarily to a $192,000 increase in interest income from investments in short-term U.S. treasury bills.

Interest expense. The following table compares interest expense for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
(Dollars in thousands)	2024	2023	(Decrease)	Change
Interest expense:
Mortgage interest	$4,654	$4,240	$414	9.8
Credit line interest	63	360	(297)	(82.5)
Total	$4,717	$4,600	$117	2.5

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
(Dollars in thousands)	2024	2023	(Decrease)	Change
Weighted average principal amount	$423,422	$410,021	$13,401	3.3
Weighted average interest rate	4.36%	4.11%	0.25%	6.2

The increase in mortgage interest in the three months ended March 31, 2024 is due primarily to the increase in the average principal amount of mortgage debt outstanding as a result of financings and refinancings, offset by mortgage payoffs (generally in connection with scheduled maturities) and scheduled amortization payments.

Credit line interest

The decrease is due to the elimination of the principal balance outstanding on the credit facility. The $63,000 of interest expense constitutes the unused facility fee.

As of March 31, 2023, the weighted average interest rate was 6.23% and the weighted average principal amount outstanding was $20.2 million.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales. Our available liquidity at May 1, 2024, was $115.1 million, including $15.1 million of cash and cash equivalents (including the credit facility’s required minimum $3.0 million average deposit maintenance balance) and up to $100.0 million available under our credit facility. At May 1, 2024, the facility is available for the acquisition of commercial real estate, repayment of mortgage debt, and up to $40.0 million for renovation and operating expense purposes.

Liquidity and Financing

We expect to meet our short-term (i.e., one year or less) and long-term (i) operating cash requirements, including debt service, anticipated dividend payments and repurchases of our common stock, principally from cash flow from operations, our available cash and cash equivalents, proceeds from and, to the extent permitted and needed, our credit facility and (ii) investing and financing cash requirements (including an estimated aggregate of $2.8 million of capital expenditures) from the foregoing, as well as property financings and refinancings, property sales and sales of our common stock.

At March 31, 2024, we had 67 outstanding mortgages payable secured by 68 properties in the aggregate principal amount of $421.0 million (before netting unamortized deferred financing costs of $3.7 million and mortgage intangibles of $770,000). These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $668.0 million, before accumulated depreciation of $130.4 million. After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.05% to 8.32% (a 4.41% weighted average interest rate) and mature between 2024 and 2047 (a 6.3 year weighted average remaining term to maturity).

The following table sets forth, as of March 31, 2024, information with respect to our mortgage debt that is payable during the nine months ending December 31, 2024 and for each of the subsequent twelve months through December 31, 2027:

(Dollars in thousands)	2024	2025	2026	2027	Total
Amortization payments	$8,954	$10,908	$10,865	$9,797	$40,524
Principal due at maturity	25,309	29,157	19,179	38,525	112,170
Total	$34,263	$40,065	$30,044	$48,322	$152,694

Weighted average interest rate % on principal due at maturity	4.74%	4.34%	3.88%	3.64%	4.11%

(1)

We intend to make debt amortization payments from operating cash flow and, though no assurance can be given that we will be successful in this regard, generally intend to refinance, extend or pay off the mortgage loans which mature in 2024 through 2027. In particular, we anticipate refinancing a substantial portion of the debt maturing in 2024 and 2025 although given the significant increase in interest rates over the past year, we can provide no assurance that we will be able to do so on terms as favorable as those currently in effect or at all. We generally intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash, proceeds from the sale of our common stock and our credit facility (to the extent available).

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

Credit Facility

Our credit facility provides that subject to borrowing base requirements, we can borrow up to $100.0 million for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $40.0 million and 40% of the borrowing base. The facility matures December 31, 2026 and bears interest equal to 30-day SOFR plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 275 basis points if such ratio is greater than 60%. The applicable margin was 175 basis points for each of the three months ended March 31, 2024 and 2023. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. The interest rate on the facility was 7.08% and 7.06% at March 31, 2024 and May 1, 2024, respectively.

The terms of our credit facility include certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At March 31, 2024, we were in compliance with the covenants under this facility.

Other Financing Sources and Arrangements

We own a land parcel located in Beachwood, Ohio which is improved by a multi-family complex (i.e., The Vue Apartments) that we ground lease to the owner/operator of such complex. This ground lease did not generate any rental income during the three months ended March 31, 2024 and 2023. At March 31, 2024, the carrying value of the land on our balance sheet was approximately $17.3 million; our leasehold position is subordinate to $63.2 million of mortgage debt incurred by our tenant, the owner/operator of the multi-family complex. In addition, we have agreed, in our discretion, to fund certain capital expenditures and operating cash flow shortfalls at this property. We do not believe that this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions, except to the extent we determine to continue to fund the capital expenditures required by, and the operating cash flow shortfalls at, this property. See Note 5 to our consolidated financial statements for additional information regarding this arrangement.

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

The tables below provide a reconciliation of net income and net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2024	2023
GAAP net income attributable to One Liberty Properties, Inc.	$5,155	$5,386
Add: depreciation and amortization of properties	5,832	5,969
Add: our share of depreciation and amortization of unconsolidated joint ventures	6	130
Add: amortization of deferred leasing costs	189	176
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	4
Deduct: gain on sale of real estate, net	(1,784)	(1,534)
Adjustments for non-controlling interests	161	(18)
NAREIT funds from operations applicable to common stock	9,559	10,113
Deduct: straight-line rent accruals and amortization of lease intangibles	(661)	(893)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(1)	(5)
Deduct: lease termination fee income	(250)	—
Deduct: other income	(27)	—
Add: amortization of restricted stock and RSU compensation	1,272	1,328
Add: amortization and write-off of deferred financing costs	226	202
Add: amortization of lease incentives	30	31
Add: amortization of mortgage intangible assets	34	23
Add: our share of amortization of deferred financing costs of unconsolidated joint venture	—	4
Adjustments for non-controlling interests	28	—
Adjusted funds from operations applicable to common stock	$10,210	$10,803

	Three Months Ended
	March 31,
	2024	2023
GAAP net income attributable to One Liberty Properties, Inc.	$.23	$.25
Add: depreciation and amortization of properties	.28	.27
Add: our share of depreciation and amortization of unconsolidated joint ventures	—	.01
Add: amortization of deferred leasing costs	.01	.01
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—
Deduct: gain on sale of real estate, net	(.08)	(.07)
Adjustments for non-controlling interests	.01	—
NAREIT funds from operations per share of common stock (a)	.45	.47
Deduct: straight-line rent accruals and amortization of lease intangibles	(.03)	(.04)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—
Deduct: lease termination fee income	(.01)	—
Deduct: other income	—	—
Add: amortization of restricted stock and RSU compensation	.06	.06
Add: amortization and write-off of deferred financing costs	.01	.01
Add: amortization of lease incentives	—	—
Add: amortization of mortgage intangible assets	—	—
Add: our share of amortization of deferred financing costs of unconsolidated joint venture	—	—
Adjustments for non-controlling interests	—	—
Adjusted funds from operations per share of common stock (a)	$.48	$.50
(a)	The weighted average number of diluted common shares used to compute FFO and AFFO applicable to common stock includes unvested restricted shares that are excluded from the computation of diluted EPS.

Three Months Ended March 31, 2024 and 2023

The $554,000, or 5.5%, decrease in FFO for the three months ended March 31, 2024 from the corresponding 2023 period is due primarily to:

●	a $506,000 decrease in rental income, net,
●	a $346,000 increase in real estate operating expenses,
●	a $160,000 decrease in equity in earnings from our unconsolidated joint ventures, and
●	a $117,000 increase in interest expense.

Offsetting the decrease is:

●	a $252,000 increase in other income,
●	a $250,000 lease termination fee income, and
●	a $116,000 decrease in general and administrative expenses.

The $593,000, or 5.5%, decrease in AFFO for the three months ended March 31, 2024 from the corresponding 2023 period is due to the factors impacting FFO as described immediately above, excluding the (i) $250,000 lease termination fee income and (ii) a $232,000 increase in rental income, net, due to the exclusion of the amortization of straight line rent and lease-related intangibles.

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

We use interest rate swaps to limit interest rate risk on substantially all variable rate mortgages. These swaps are used for hedging purposes - not for speculation. We do not enter into interest rate swaps for trading purposes. At March 31, 2024, we had no liability in the event of the early termination of our swaps.

At March 31, 2024, we had 12 interest rate swap agreements outstanding. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of March 31, 2024, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and the net unrealized gain on derivative instruments would have increased by $243,000. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and the net unrealized gain on derivative instruments would have decreased by $247,000. These changes would not have any impact on our net income or cash.

Our variable mortgage debt, after giving effect to the interest rate swap agreements, primarily bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the interest expense we incur under these mortgages.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" in effect at any time during the three months ended March 31, 2024.

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
101

The following financial statements and notes from the One Liberty Properties, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 filed on May 7, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

ONE LIBERTY PROPERTIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: May 7, 2024	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: May 7, 2024	/s/ Isaac Kalish
Isaac Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)