Form 10-Q
period 2024-06-30
ONE LIBERTY PROPERTIES INC
filed 2024-08-07
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the registrant had 21,340,344 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	June 30,	December 31,
	2024	2023
ASSETS	(Unaudited)
Real estate investments, at cost
Land	$170,023	$172,309
Buildings and improvements	686,636	692,346
Total real estate investments, at cost	856,659	864,655
Less accumulated depreciation	185,228	182,705
Real estate investments, net	671,431	681,950

Investment in unconsolidated joint ventures	2,148	2,051
Cash and cash equivalents	35,020	26,430
Unbilled rent receivable	16,847	16,661
Unamortized intangible lease assets, net	13,292	14,681
Escrow, deposits and other assets and receivables	20,492	19,833
Total assets(1)	$759,230	$761,606
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net (see Note 8)	$415,470	$418,347
Line of credit	—	—
Dividends payable	10,062	9,916
Accrued expenses and other liabilities	14,200	15,502
Unamortized intangible lease liabilities, net	11,065	10,096
Total liabilities(1)	450,797	453,861

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 50,000 shares authorized; 20,593 and 20,323 shares issued and outstanding	20,593	20,323
Paid-in capital	331,446	326,379
Accumulated other comprehensive income	567	844
Distributions in excess of net income	(45,311)	(40,843)
Total One Liberty Properties, Inc. stockholders’ equity	307,295	306,703
Non-controlling interests in consolidated joint ventures(1)	1,138	1,042
Total equity	308,433	307,745
Total liabilities and equity	$759,230	$761,606
(1)	The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 6. The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $9,198 and $9,917 of land, $15,778 and $17,475 of building and improvements, net of $6,091 and $6,380 of accumulated depreciation, $2,599 and $3,158 of other assets included in other line items, $13,579 and $16,660 of real estate debt, net, $769 and $1,130 of other liabilities included in other line items and $1,138 and $1,042 of non-controlling interests as of June 30, 2024 and December 31, 2023, respectively.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Rental income, net	$21,800	$22,407	$44,246	$45,359
Lease termination fee	—	—	250	—
Total revenues	21,800	22,407	44,496	45,359

Operating expenses:
Depreciation and amortization	5,965	6,114	11,986	12,259
General and administrative (see Note 9 for related party information)	3,776	4,165	7,699	8,204
Real estate expenses (see Note 9 for related party information)	3,976	3,954	8,446	8,078
Impairment loss	1,086	—	1,086	—
State taxes	47	88	110	156
Total operating expenses	14,850	14,321	29,327	28,697

Other operating income
Gain on sale of real estate, net	7,448	3,180	9,232	4,714
Operating income	14,398	11,266	24,401	21,376

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	43	60	96	145
Other income	276	28	543	43
Interest:
Expense	(4,750)	(4,610)	(9,467)	(9,210)
Amortization and write-off of deferred financing costs	(290)	(205)	(516)	(407)

Net income	9,677	6,539	15,057	11,947
Net income attributable to non-controlling interests	(124)	(20)	(349)	(42)
Net income attributable to One Liberty Properties, Inc.	$9,553	$6,519	$14,708	$11,905

Weighted average number of common shares outstanding:
Basic	20,590	20,571	20,550	20,544
Diluted	20,683	20,642	20,632	20,612

Per common share attributable to common stockholders:
Basic and Diluted	$.45	$.30	$.68	$.55

Cash distributions per share of common stock	$.45	$.45	$.90	$.90

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$9,677	$6,539	$15,057	$11,947

Other comprehensive income
Net unrealized (loss) gain on derivative instruments	(188)	141	(277)	(268)
Comprehensive income	9,489	6,680	14,780	11,679

Net income attributable to non-controlling interests	(124)	(20)	(349)	(42)
Adjustment for derivative instruments attributable to non-controlling interests	—	1	—	1
Comprehensive income attributable to One Liberty Properties, Inc.	$9,365	$6,661	$14,431	$11,638

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

			Accumulated	Accumulated	Non-Controlling
			Other	Distributions	Interests in
	Common	Paid-in	Comprehensive	in Excess of	Consolidated
	Stock	Capital	Income (loss)	Net Income	Joint Ventures	Total
Balances, December 31, 2023	$20,323	$326,379	$844	$(40,843)	$1,042	$307,745
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,642)	—	(9,642)
Shares issued through dividend reinvestment plan	66	1,369	—	—	—	1,435
Restricted stock vesting	137	(137)	—	—	—	—
Compensation expense — restricted stock and RSUs	—	1,272	—	—	—	1,272
Contribution from non-controlling interest	—	—	—	—	43	43
Distributions to non-controlling interests	—	—	—	—	(94)	(94)
Net income	—	—	—	5,155	225	5,380
Other comprehensive loss	—	—	(89)	—	—	(89)
Balances, March 31, 2024	20,526	328,883	755	(45,330)	1,216	306,050
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,534)	—	(9,534)
Shares issued through dividend reinvestment plan	67	1,396	—	—	—	1,463
Compensation expense — restricted stock and RSUs	—	1,167	—	—	—	1,167
Distributions to non-controlling interests	—	—	—	—	(202)	(202)
Net income	—	—	—	9,553	124	9,677
Other comprehensive loss	—	—	(188)	—	—	(188)
Balances, June 30, 2024	$20,593	$331,446	$567	$(45,311)	$1,138	$308,433

Balances, December 31, 2022	$20,362	$325,895	$1,810	$(32,102)	$972	$316,937
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,628)	—	(9,628)
Shares issued through dividend reinvestment plan	49	1,025	—	—	—	1,074
Restricted stock vesting	135	(135)	—	—	—	—
Compensation expense – restricted stock and RSUs	—	1,328	—	—	—	1,328
Distributions to non-controlling interests	—	—	—	—	(9)	(9)
Net income	—	—	—	5,386	22	5,408
Other comprehensive loss	—	—	(409)	—	—	(409)
Balances, March 31, 2023	20,546	328,113	1,401	(36,344)	985	314,701
Distributions – common stock
Cash – $.45 per share	—	—	—	(9,626)	—	(9,626)
Shares issued through dividend reinvestment plan	50	1,048	—	—	—	1,098
Repurchases of common stock – net	(73)	(1,382)	—	—	—	(1,455)
Restricted stock vesting	17	(17)	—	—	—	—
Compensation expense – restricted stock and RSUs	—	1,564	—	—	—	1,564
Distributions to non-controlling interests	—	—	—	—	(7)	(7)
Net income	—	—	—	6,519	20	6,539
Other comprehensive income (loss)	—	—	142	—	(1)	141
Balances, June 30, 2023	$20,540	$329,326	$1,543	$(39,451)	$997	$312,955

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued on Next Page)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$15,057	$11,947
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(9,232)	(4,714)
Impairment loss	1,086	—
Increase in net amortization of unbilled rental income	(504)	(1,199)
Write-off of unbilled rent receivable	—	133
Amortization and write-off of intangibles relating to leases, net	(665)	(454)
Amortization of restricted stock and RSU compensation expense	2,439	2,892
Equity in earnings of unconsolidated joint ventures	(96)	(145)
Distributions of earnings from unconsolidated joint venture	—	23
Depreciation and amortization	11,986	12,259
Amortization and write-off of deferred financing costs	516	407
Payment of leasing commissions	(173)	(179)
(Increase) decrease in escrow, deposits, other assets and receivables	(961)	5,015
Decrease in accrued expenses and other liabilities	(1,931)	(1,055)
Net cash provided by operating activities	17,522	24,930

Cash flows from investing activities:
Net proceeds from sale of real estate	24,485	10,069
Purchase of real estate	(11,798)	—
Improvements to real estate	(1,493)	(2,863)
Investments in ground leased property	(44)	(668)
Net cash provided by investing activities	11,150	6,538

Cash flows from financing activities:
Scheduled amortization payments of mortgages payable	(6,074)	(6,174)
Repayments of mortgages payable	(30,939)	(6,735)
Proceeds from mortgage financings	34,213	23,450
Proceeds from bank line of credit	—	16,900
Repayments on bank line of credit	—	(36,200)
Issuance of shares through dividend reinvestment plan	2,898	2,172
Repurchases of common stock, net	—	(1,455)
Payment of financing costs	(570)	(370)
Capital contribution from non-controlling interest	43	—
Distributions to non-controlling interests	(296)	(16)
Cash distributions to common stockholders	(19,030)	(19,056)
Net cash used in financing activities	(19,755)	(27,484)

Net increase in cash, cash equivalents and restricted cash	8,917	3,984
Cash, cash equivalents and restricted cash at beginning of year	29,592	7,277
Cash, cash equivalents and restricted cash at end of period	$38,509	$11,261

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$9,463	$9,258
Supplemental disclosure of non-cash investing activity:
Purchase accounting allocation - intangible lease assets	1,214	—
Purchase accounting allocation - intangible lease liabilities	(1,855)	—

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	June 30,
	2024	2023
Cash and cash equivalents	$35,020	$8,079
Restricted cash included in escrow, deposits and other assets and receivables	3,489	3,182
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$38,509	$11,261

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2024

NOTE 1 – ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial and, to a lesser extent, retail properties, many of which are subject to long-term net leases. As of June 30, 2024, OLP owns 106 properties, including two properties owned by consolidated joint ventures and two properties owned by unconsolidated joint ventures. The 106 properties are located in 31 states.

NOTE 2 – SUMMARY ACCOUNTING POLICIES

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The Company allocates the purchase price of real estate, including direct transaction costs applicable to an asset acquisition, among land, building, improvements and intangibles (e.g., the value of above, below and at-market leases, origination costs associated with in-place leases and above or below-market mortgages assumed at the acquisition date). The value, as determined, is allocated to the gross assets acquired based on management’s determination of the relative fair values of these assets and liabilities.

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

JUNE 30, 2024 (CONTINUED)

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

The Company reviews on a quarterly basis its investments in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered based on the underlying assets of the investment is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the three months and six months ended June 30, 2024 and 2023, there were no such other-than-temporary impairment charges related to the Company’s investments in unconsolidated joint ventures.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2024 (CONTINUED)

NOTE 3 – LEASES

Lessor Accounting

The Company owns rental properties which are leased to tenants under operating leases with current expirations ranging from 2024 to 2042, with options to extend or terminate the lease. Revenues from such leases are reported as Rental income, net, and are comprised of (i) lease components, which includes fixed and variable lease payments and (ii) non-lease components which includes reimbursements of property level operating expenses. The Company does not separate non-lease components from the related lease components, as the timing and pattern of transfer are the same, and account for the combined component in accordance with ASC 842.

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

The components of lease revenues are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Fixed lease revenues	$18,319	$18,929	$36,591	$38,287
Variable lease revenues	3,194	3,248	6,990	6,618
Lease revenues (a)	$21,513	$22,177	$43,581	$44,905
(a)	Excludes amortization related to lease intangible assets and liabilities of $287 and $665 for the three and six months ended June 30, 2024, respectively, and $230 and $454 for the three and six months ended June 30, 2023, respectively.

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

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due by reviewing the tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. As of June 30, 2024, the Company has assessed the collectability of all recorded lease revenues as probable.

Minimum Future Rents

As of June 30, 2024, the minimum future contractual rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual rents do not include (i) straight-line rent or amortization of lease intangibles or incentives and (ii) variable lease payments as described above.

From July 1 – December 31, 2024	$35,547
For the year ending December 31,
2025	69,639
2026	65,547
2027	55,773
2028	44,821
2029	34,506
Thereafter	114,006
Total	$419,839

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2024 (CONTINUED)

NOTE 3 – LEASES (CONTINUED)

Lessee Accounting

Ground Lease

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The ground lease expires March 3, 2025 and provides for up to four, five-year renewal options and one seven-month renewal option. As of June 30, 2024, the remaining lease term, including a five-year renewal option deemed exercised, is 5.7 years. The Company recognized lease expense related to this ground lease of $122,000 and $244,000 for the three and six months ended June 30, 2024, respectively, and $150,000 and $300,000 for the three and six months ended June 30, 2023, respectively, which is included in Real estate expenses on the consolidated statements of income.

Office Lease

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides for a five-year renewal option. As of June 30, 2024, the remaining lease term, including the renewal option deemed exercised, is 12.5 years. The Company recognized lease expense related to this office lease of $14,000 and $28,000 for both the three and six months ended June 30, 2024 and 2023, respectively, which is included in General and administrative expenses on the consolidated statements of income.

Minimum Future Lease Payments

As of June 30, 2024, the minimum future lease payments related to these operating leases are as follows (amounts in thousands):

From July 1 – December 31, 2024	$303
For the year ending December 31,
2025	626
2026	627
2027	629
2028	630
2029	692
Thereafter	537
Total undiscounted cash flows	$4,044
Present value discount	(851)
Lease liability	$3,193

The lease liability is included in Accrued expenses and other liabilities on the consolidated balance sheet.

Lease termination fee

In March 2024, a consolidated joint venture in Lakewood, Colorado, in which the Company holds a 90% interest, recognized a lease termination fee of $250,000 from a tenant due to the early termination of its lease in connection with the sale of the related restaurant parcel (see Note 5).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2024 (CONTINUED)

NOTE 4 – REAL ESTATE ACQUISITIONS

The following tables detail the Company’s real estate acquisitions and purchase price allocations during the six months ended June 30, 2024 (amounts in thousands). The Company determined that with respect to these acquisitions, the gross assets acquired are concentrated in a single identifiable asset. Therefore, these transactions do not meet the definition of a business and are accounted for as asset acquisitions. As such, direct transaction costs associated with these asset acquisitions have been capitalized to real estate assets and depreciated over the respective useful lives.

				Capitalized
		Contract	Terms of	Transaction
Description of Industrial Property	Date Acquired	Purchase Price	Payment	Costs
Quality Custom Distribution Services, Inc.
Albuquerque, New Mexico	April 24, 2024	$6,450	All cash (a)	$55
Russell Equipment, Inc.
Savannah, GA	May 23, 2024	5,240	All cash (b)	53
Totals for the six months ended June 30, 2024		$11,690		$108

		Building &	Intangible Lease			Market Cap	Discount
Description of Industrial Property	Land	Improvements	Asset	Liability	Total	Rate (c)	Rate (c)
Quality Custom Distribution Services, Inc.
Albuquerque, New Mexico	$1,341	$6,330	$689	$(1,855)	$6,505	6.75%	7.14%
Russell Equipment, Inc.
Savannah, GA	1,044	3,724	525	—	5,293	7.00%	7.15%
Totals for the six months ended June 30, 2024	$2,385	$10,054	$1,214	$(1,855)	$11,798

(a)	Subsequent to the acquisition of the Albuquerque, New Mexico property, the Company obtained new mortgage debt of $3,401 bearing an interest rate of 6.00% and maturing in 2032.
(b)	Subsequent to the acquisition of the Savannah, Georgia property, the Company obtained new mortgage debt of $2,812 bearing an interest rate of 6.00% and maturing in 2035.
(c)	The fair value of the tangible and intangible assets of each property was assessed as of the acquisition date using an income approach and estimated cash flow projections which utilize an appropriate market capitalization rate and discount rate categorized as Level 3 unobservable inputs in the fair value hierarchy (as defined in Note 12).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2024 (CONTINUED)

NOTE 5 – SALES OF PROPERTIES AND IMPAIRMENT LOSS

Sales of Properties

The following table details the Company’s sales of real estate during the six months ended June 30, 2024 and 2023 (amounts in thousands):

			Gross	Gain on Sale of
Description of Property	City, State	Date Sold	Sales Price	Real Estate, Net
Hacienda Colorado restaurant parcel (a)	Lakewood, Colorado	March 6, 2024	$2,900	$1,784	(a)
Applebee's restaurant property	Kennesaw, Georgia	May 6, 2024	2,834	964
FedEx industrial property	Miamisburg, Ohio	May 9, 2024	2,793	1,507
Havertys retail property	Wichita, Kansas	June 6, 2024	6,600	1,884
Urban Outfitters retail property	Lawrence, Kansas	June 7, 2024	1,300	43
Walgreens retail property (b)	Cape Girardeau, Missouri	June 10, 2024	2,793	978	(b)
Vacant retail property (c)	Kennesaw, Georgia	June 28, 2024	6,700	2,072
Totals for the six months ended June 30, 2024			$25,920	$9,232	(d)

			Gross	Gain on Sale of
Description of Property	City, State	Date Sold	Sales Price	Real Estate, Net
TGI Fridays restaurant property	Hauppauge, New York	February 28, 2023	$4,200	$1,534
Havertys retail property	Duluth, Georgia	May 31, 2023	6,000	3,180
Totals for the six months ended June 30, 2023			$10,200	$4,714	(e)
(a)	A consolidated joint venture, in which the Company holds a 90% interest, sold a restaurant parcel which was part of a multi-tenant shopping center. In connection with the sale of this parcel, the joint venture paid down $1,885 of the mortgage on this property. The non-controlling interest’s share of the gain was $178.
(b)	This property was owned by a consolidated joint venture in which the Company held a 95% interest. The non-controlling interest’s share of the gain was $105.
(c)	In connection with this sale, the Company paid off the $4,412 mortgage on this property.
(d)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $275 of unbilled rent receivables, $439 of net unamortized intangible lease assets and liabilities and $108 of other assets and receivables.
(e)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $190 of other assets and receivables and $32 of unearned rental income.

Sales Contracts subsequent to June 30, 2024

On July 1, 2024, the Company entered into a contract to sell its vacant industrial property in Wauconda, Illinois for $4,500,000. The sale is subject to the buyer’s right to terminate, which expires on August 7, 2024. The Company anticipates this property will be sold during the three months ending September 30, 2024.

Impairment Loss

On July 11, 2024, the Company entered into a contract to sell its health and fitness property in Hamilton, Ohio for $4,350,000. The sale is subject to the buyer’s right to terminate, which expires on August 10, 2024. This property was formerly tenanted by LA Fitness whose lease expired in May 2024. As a result of the contract, the Company re-measured the property’s net book value to its fair value (as discussed in Note 12) and recognized a $1,086,000 impairment loss on the consolidated statements of income for the three and six months ended June 30, 2024. The adjusted net book value of the property was $4,161,000 at June 30, 2024. The Company anticipates this property will be sold during the three months ending September 30, 2024.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2024 (CONTINUED)

NOTE 6 – VARIABLE INTEREST ENTITIES, CONSOLIDATED JOINT VENTURES AND CONTINGENT LIABILITY

Variable Interest Entities – Consolidated Joint Ventures

The Company has determined the two consolidated joint ventures in which it holds between a 90% to 95% interest are VIEs because the non-controlling interests do not hold substantive kick-out or participating rights. The Company has determined it is the primary beneficiary of these VIEs as it has the power to direct the activities that most significantly impact each joint venture’s performance including management, approval of expenditures, and the obligation to absorb the losses or rights to receive benefits. Accordingly, the Company consolidates the operations of these VIEs for financial statement purposes. The VIEs’ creditors do not have recourse to the assets of the Company other than those held by the applicable joint venture.

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	June 30,	December 31,
	2024 (a)	2023
Land	$9,198	$9,917
Buildings and improvements, net of accumulated depreciation of $6,091 and $6,380, respectively	15,778	17,475
Cash	721	1,059
Unbilled rent receivable	895	938
Unamortized intangible lease assets, net	126	412
Escrow, deposits and other assets and receivables	857	749
Mortgages payable, net of unamortized deferred financing costs of $90 and $109, respectively	13,579	16,660
Accrued expenses and other liabilities	544	745
Unamortized intangible lease liabilities, net	225	385
Accumulated other comprehensive income	—	2
Non-controlling interests in consolidated joint ventures	1,138	1,042
(a)	During the six months ended June 30, 2024, the Company and its joint venture partners sold a restaurant parcel at its multi-tenant shopping center in Lakewood, Colorado and a retail property in Cape Girardeau, Missouri. In connection with the sale of the restaurant parcel, the joint venture paid down the mortgage on its property by $1,885 (see Note 5).

As of June 30, 2024, MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in a consolidated joint venture in which the Company has an aggregate equity investment of approximately $3,512,000.

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and, in the event of a sale of, or refinancing of the mortgage encumbering, the property owned by such venture, the distributions to the Company may be less than that implied by the Company’s equity ownership interest in the venture.

Variable Interest Entity – Ground Lease

The Company determined it has a variable interest through its ground lease at its Beachwood, Ohio property (the Vue Apartments) and the owner/operator is a VIE because its equity investment at risk is insufficient to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of this VIE because the Company does not have power over the activities that most significantly impact the owner/operator’s economic performance and therefore, does not consolidate this VIE for financial statement purposes. Accordingly, the Company accounts for this investment as land and the revenues from the ground lease as Rental income, net. The ground lease provides for rent which can be deferred and paid based on the operating performance of the property; therefore, this rent is recognized as rental income when the operating performance is achieved and the rent is received. No ground lease rental income has been collected since October 2020 other than a $4,642,000 litigation settlement in 2022.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2024 (CONTINUED)

NOTE 6 – VARIABLE INTEREST ENTITIES, CONSOLIDATED JOINT VENTURES AND CONTINGENT LIABILITY (CONTINUED)

As of June 30, 2024, the VIE’s maximum exposure to loss was $17,320,000 which represented the carrying amount of the land. In purchasing the property in 2016, the owner/operator obtained a $67,444,000 mortgage from a third party which, together with the Company’s purchase of the land, provided substantially all of the funds to acquire the multi-family property. The Company provided its land as collateral for the owner/operator’s mortgage loan; accordingly, the land position is subordinated to the mortgage. The mortgage balance was $62,930,000 as of June 30, 2024. Pursuant to the ground lease, as amended in November 2020, the Company agreed, in its discretion, to fund 78% of (i) any operating expense shortfalls at the property and (ii) any capital expenditures required at the property. The Company funded $44,000 during the six months ended June 30, 2024 and $932,000 during the year ended December 31, 2023. These amounts are included as part of the carrying amount of the land.

NOTE 7 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of June 30, 2024 and December 31, 2023, the Company participated in two unconsolidated joint ventures, each of which owns and operates one property; the Company’s equity investment in these ventures totaled $2,148,000 and $2,051,000, respectively. The Company recorded equity in earnings of $43,000 and $96,000 for the three and six months ended June 30, 2024, respectively, and $60,000 and $145,000 for the three and six months ended June 30, 2023, respectively.

NOTE 8 – DEBT OBLIGATIONS

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	June 30,	December 31,
	2024	2023
Mortgages payable, gross	$419,765	$422,565
Unamortized deferred financing costs	(3,559)	(3,414)
Unamortized mortgage intangible assets (a)	(736)	(804)
Mortgages payable, net	$415,470	$418,347
(a)	In connection with the assumption of two below-market mortgages.

The following table sets forth, as of June 30, 2024, scheduled principal repayments with respect to the Company’s mortgage debt during the six months ending December 31, 2024 and for each of the subsequent twelve months through maturity (amounts in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Amortization payments	$5,884	$10,842	$10,794	$9,721	$9,060	$33,678	$79,979
Principal due at maturity	25,309	29,157	19,179	38,525	30,156	197,460	339,786
Total	$31,193	$39,999	$29,973	$48,246	$39,216	$231,138	$419,765

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2024 (CONTINUED)

NOTE 8 – DEBT OBLIGATIONS (CONTINUED)

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

The facility, which matures December 31, 2026, provides for an interest rate equal to 30-day SOFR plus an applicable margin ranging from 175 basis points to 275 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility. The applicable margin was 175 basis points at June 30, 2024 and December 31, 2023. An unused facility fee of 0.25% per annum applies to the facility. The Company had no balance outstanding on the facility during the six months ended June 30, 2024. The weighted average interest rate on the facility was approximately 6.44% for the six months ended June 30, 2023. The Company was in compliance with all covenants at June 30, 2024.

At each of June 30, 2024 and August 1, 2024, $100,000,000 was available to be borrowed under the facility, including an aggregate of up to $40,000,000 available for renovation and operating expense purposes. The interest rate on the facility was 7.09% on August 1, 2024.

At June 30, 2024 and December 31, 2023, the Company had unamortized deferred financing costs of $457,000 and $549,000, respectively, which are included in Escrow, deposits and other assets and receivables on the consolidated balance sheets.

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

In consideration for the Services, the Company paid Majestic $831,000 and $1,657,000 for the three and six months ended June 30, 2024, respectively, and $810,000 and $1,689,000 for the three and six months ended June 30, 2023, respectively. Included in these amounts are fees for property management services of $361,000 and $718,000 for the three and six months ended June 30, 2024, respectively, and $358,000 and $786,000 for the three and six months ended June 30, 2023, respectively. The amounts paid for property management services are based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic with respect to properties managed by third parties. The Company also paid Majestic, pursuant to the compensation and services agreement, $84,000 and $168,000 for the three and six months ended June 30, 2024, respectively, and $79,000 and $159,000 for the three and six months ended June 30, 2023, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2024 (CONTINUED)

NOTE 9 – RELATED PARTY TRANSACTIONS (CONTINUED)

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and restricted stock units (“RSUs”) under the Company’s stock incentive plans (described in Note 10). The related expense charged to the Company’s operations was $569,000 and $1,182,000 for the three and six months ended June 30, 2024, respectively, and $643,000 and $1,284,000 for the three and six months ended June 30, 2023, respectively.

The amounts paid under the compensation and services agreement (except for the property management services which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income.

Joint Venture Partners and Affiliates

The Company paid an aggregate of $23,000 and $46,000 for the three and six months ended June 30, 2024, respectively, and $24,000 and $46,000 for the three and six months ended June 30, 2023, respectively, to its consolidated joint venture partner or their affiliates (none of whom are officers, directors, or employees of the Company) for property management services, which are included in Real estate expenses on the consolidated statements of income.

The Company’s unconsolidated joint ventures paid management fees of $1,000 and $3,000 for the three and six months ended June 30, 2024, respectively, and $31,000 and $57,000 for the three and six months ended June 30, 2023, respectively, to the other partner of the ventures, which reduced Equity in earnings of unconsolidated joint ventures on the consolidated statements of income by $1,000 and $2,000 for the three and six months ended June 30, 2024, respectively, and $15,000 and $29,000 for the three and six months ended June 30, 2023, respectively.

Other

During 2024 and 2023, the Company paid quarterly fees of (i) $81,378 and $78,250, respectively, to the Company’s chairman and (ii) $32,551 and $31,300, respectively, to the Company’s vice-chairman. These fees are included in General and administrative expenses on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party, and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties. Included in Real estate expenses on the consolidated statements of income is insurance expense of $189,000 and $467,000 for the three and six months ended June 30, 2024, respectively, and $102,000 and $250,000 for the three and six months ended June 30, 2023, respectively, of amounts reimbursed to Gould Investors in prior periods.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2024 (CONTINUED)

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock Dividend

On June 10, 2024, the Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company’s common stock, totaling approximately $9,594,000, payable to stockholders of record at the close of business on June 25, 2024. The quarterly dividend was paid on July 9, 2024; $9,145,000 was paid in cash and the balance of such dividend payment was satisfied through the issuance of approximately 20,000 shares under the Company’s dividend reinvestment plan.

Dividend Reinvestment Plan

The Company’s Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price (as such price is calculated pursuant to the DRP). The discount is currently being offered at 3%. Under the DRP, the Company issued approximately 67,000 and 133,000 shares of common stock during the three and six months ended June 30, 2024, respectively, and approximately 50,000 and 99,000 shares of common stock during the three and six months ended June 30, 2023, respectively.

Stock Repurchase Program

During 2022 and 2023, the Board of Directors authorized and/or amended repurchase programs pursuant to which the Company could repurchase shares of its common stock in open-market, through privately negotiated transactions or otherwise. No such shares were repurchased during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, the Company repurchased approximately 73,000 shares of common stock for total consideration of $1,455,000, net of commissions of $4,000.

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

The following details the shares subject to awards that are outstanding under the Plans as of June 30, 2024:

	Restricted Stock	RSUs
2022 Incentive Plan	300,515	168,490	(a)
2019 Incentive Plan (b)	426,625	—
Totals	727,140	168,490
(a)	In July 2024, the Company granted RSUs to acquire 88,250 shares of common stock.
(b)	No additional awards may be granted under such plan.

Restricted Stock

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2024 (CONTINUED)

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

RSUs

The following table reflects the activities involving RSUs:

	2024 Grant (a)	2023 Grant	2022 Grant		2021 Grant		2020 Grant
RSUs granted (b)	88,250	85,250	85,350		80,700		75,026
RSUs vested	—	—	—		39,811	(c)	74,988	(d)
RSUs forfeited	—	—	2,110	(e)	40,889	(f)	38	(e)
RSUs outstanding	88,250	85,250	83,240		—		—
Vesting Date (g)(h)	6/30/2027	6/30/2026	6/30/2025		6/30/2024		6/30/2023
(a)	These shares were granted in July 2024.
(b)	The shares underlying the RSUs are excluded from the shares shown as outstanding on the balance sheet until they have vested and been issued.
(c)	Such shares will be issued in August 2024.
(d)	Such shares were issued in August 2023.
(e)	Such shares were forfeited due to the retirement of an executive officer before the completion of the applicable three-year performance cycle.
(f)	Of the 40,889 shares (i) 39,811 shares were not earned because the applicable market condition had not been satisfied and (ii) 1,078 shares were forfeited due to the retirement of an executive officer before the completion of the applicable three-year performance cycle.
(g)	Generally, the recipient must maintain a relationship with the Company during the applicable three-year performance cycle.
(h)	RSUs vest upon satisfaction of metrics related to average annual total stockholder return (“TSR Metric”) and average annual return on capital (“ROC Metric”; together with the TSR Metric, the “Metrics”) and are issued to the extent the Compensation Committee determines that the Metrics with respect to the vesting of such shares have been satisfied.

The specific metrics and other material terms and conditions of the RSUs are as follows:

			Performance Criteria (a)
Year RSU Granted	Metric	Weight	Minimum	Maximum
2021 - 2024 (b)(c)	ROC Metric (d)	50%	Average annual of at least 6.0%	Average annual of at least 8.75%
	TSR Metric (e)	50%	Average annual of at least 6.0%	Average annual of at least 11.0%

(a)	If the average annual ROC or TSR falls between the applicable minimum and maximum performance criteria, a pro-rata portion of such units, as applicable, vest.
(b)	Such RSUs are not entitled to voting rights.
(c)	The holders of such RSUs receive an amount equal to the dividends that would have been paid on the underlying shares had such shares been outstanding during the three-year performance cycle. As of June 30, 2024 and December 31, 2023, the Company accrued an aggregate of $468,000 and $450,000 of dividend equivalents, respectively, for the 2023, 2022 and 2021 RSUs based on the number of shares that would have been issued, underlying such RSUs, using performance and market assumptions determined at such dates. In August 2024, the Company will pay the holders of the 2021 RSU grant an aggregate of approximately $215,000 with respect to the dividend equivalent rights on the vested 39,811 shares.
(d)	The ROC Metrics meet the definition of a performance condition. Fair value is based on the market value on the date of grant. For ROC Awards, the Company recognizes expense only when performance conditions are expected to be met; such performance assumptions are re-evaluated quarterly.
(e)	The TSR Metrics meet the definition of a market condition. A third-party appraiser prepares a Monte Carlo simulation pricing model to determine the fair value of such awards, which is recognized ratably over the three-year service period.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2024 (CONTINUED)

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

As of June 30, 2024, based on performance and market assumptions, the fair value of the RSUs granted in 2023 and 2022 is $841,000 and $1,315,000, respectively. Recognition of such deferred compensation will be charged to General and administrative expense over the respective three-year performance cycles.

The following is a summary of the activity of the Plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Restricted stock:
Number of shares granted	—	—	151,180	152,955
Average per share grant price	$—	$—	$21.60	$22.09
Deferred compensation to be recognized over vesting period	$—	$—	$3,265,000	$3,379,000

Number of non-vested shares:
Non-vested beginning of the period	727,140	730,530	712,560	712,375
Grants	—	—	151,180	152,955
Vested during the period	—	(17,500)	(136,600)	(152,300)
Forfeitures	—	(110)	—	(110)
Non-vested end of the period	727,140	712,920	727,140	712,920

RSUs: (a)
Number of non-vested shares:
Non-vested beginning of the period	248,112	241,076	248,112	241,076
Grants	—	—	—	—
Vested during the period	(39,811)	(74,988)	(39,811)	(74,988)
Forfeitures	(39,811)	(38)	(39,811)	(38)
Non-vested end of the period	168,490	166,050	168,490	166,050

Restricted stock and RSU grants (based on grant price):
Weighted average per share value of non-vested shares	$24.80	$26.45	$24.80	$26.45
Value of stock vested during the period	$1,213,000	$1,753,000	$4,723,000	$5,165,000
Weighted average per share value of shares forfeited during the period	$30.46	$24.80	$30.46	$24.80

Total charge to operations:
Outstanding restricted stock grants	$921,000	$1,178,000	$1,814,000	$2,128,000
Outstanding RSUs	246,000	386,000	625,000	764,000
Total charge to operations	$1,167,000	$1,564,000	$2,439,000	$2,892,000

(a)	There were no RSUs granted during the three or six months ended June 30, 2024 and 2023.

As of June 30, 2024, total compensation costs of $9,079,000 and $999,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average remaining vesting period is 2.6 years for the restricted stock and 1.5 years for the RSUs. The Company recognizes the effect of forfeitures on restricted stock awards and RSUs when they occur, and previously recognized compensation expense is reversed in the period the grant or unit is forfeited.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2024 (CONTINUED)

NOTE 11 – EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing net income allocable to common stockholders for each period by the weighted average number of shares of common stock outstanding during the applicable period. Net income is also allocated to the unvested restricted stock outstanding during each period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of June 30, 2024, the shares of common stock underlying the RSUs (see Note 10) are excluded from the basic earnings per share calculation, as these units are not participating securities until they vest and are issued.

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

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator for basic and diluted earnings per share:
Net income	$9,677	$6,539	$15,057	$11,947
Deduct net income attributable to non-controlling interests	(124)	(20)	(349)	(42)
Deduct earnings allocated to unvested restricted stock (a)	(327)	(320)	(654)	(649)
Net income available for common stockholders: basic and diluted	$9,226	$6,199	$14,054	$11,256

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	20,590	20,571	20,550	20,544
Effect of dilutive securities: RSUs	93	71	82	68
Denominator for diluted earnings per share:
Weighted average number of shares	20,683	20,642	20,632	20,612

Earnings per common share: basic and diluted	$.45	$.30	$.68	$.55
(a)	Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2024 (CONTINUED)

NOTE 11 – EARNINGS PER COMMON SHARE (CONTINUED)

The following table identifies the number of shares of common stock underlying the RSUs that are included in the calculation, on a diluted basis, of the weighted average number of shares of common stock for such periods:

Three and Six Months Ended June 30, 2024:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
July 1, 2023 (c)	85,250	26,750	42,625	69,375	15,875
July 1, 2022 (c)	83,240	36,765	—	36,765	46,475
August 3, 2021 (d)	79,622	39,811	—	39,811	39,811
Totals	248,112	103,326	42,625	145,951	102,161

Three and Six Months Ended June 30, 2023:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
July 1, 2022 (c)	85,350	42,675	—	42,675	42,675
August 3, 2021 (d)	80,700	40,350	—	40,350	40,350
August 3, 2020 (e)	75,026	37,494	37,494	74,988	38
Totals	241,076	120,519	37,494	158,013	83,063
(a)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is June 30 of the applicable period.
(b)	Excluded as the applicable conditions had not been met for these shares at the applicable measurement dates.
(c)	The RSUs awarded in 2023 and 2022 vest, subject to satisfaction of the applicable market and/or performance conditions, as of June 30, 2026 and 2025, respectively (see Note 10).
(d)	With respect to the RSUs awarded August 3, 2021, 39,811 shares were deemed to have vested and the balance of 39,811 shares were forfeited as of June 30, 2024 (see Note 10). The vested shares will be issued in August 2024.
(e)	With respect to the RSUs awarded August 3, 2020, 74,988 shares were deemed to have vested and the balance of 38 shares were forfeited as of June 30, 2023 (see Note 10). The vested shares were issued in August 2023.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2024 (CONTINUED)

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

The fair value and carrying amounts of the Company’s mortgages payable are as follows (dollars in thousands):

	June 30,	December 31,
	2024	2023
Fair value of mortgages payable (a)	$392,896	$397,031
Carrying value of mortgages payable, gross	$419,765	$422,565
Fair value less than the carrying value	$(26,869)	$(25,534)
Blended market interest rate (a)	6.18%	5.93%
Weighted average interest rate	4.41%	4.31%
Weighted average remaining term to maturity (years)	6.0	5.9
(a)	Estimated using unobservable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair Value on a Recurring Basis

As of June 30, 2024, the Company had in effect 12 interest rate derivatives, all of which were interest rate swaps, related to 12 outstanding mortgage loans with an aggregate $28,183,000 notional amount maturing between 2024 and 2026 (weighted average remaining term to maturity of approximately one year). These interest rate swaps, all of which were designated as cash flow hedges, converted SOFR based variable rate mortgages to fixed annual rate mortgages. The interest rates range from 3.22% to 4.34% and a weighted average interest rate of 3.86% at June 30, 2024. The Company’s objective in using interest rate swaps is to add stability to interest expense. The Company does not use derivatives for trading or speculative purposes.

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This fair value analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the associated credit valuation adjustments use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of June 30, 2024, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy. The Company does not currently own any financial instruments that are measured on a recurring basis and that are classified as Level 1 or 3.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2024 (CONTINUED)

NOTE 12 – FAIR VALUE MEASUREMENTS (CONTINUED)

The fair value of the Company’s derivative financial instruments was determined to be the following (amounts in thousands):

		Carrying and	Balance Sheet
	As of	Fair Value	Classification
Financial assets: Interest rate swaps	June 30, 2024	$567	Other assets
	December 31, 2023	824	Other assets

As of June 30, 2024 and December 31, 2023, there were no derivatives in a liability position.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Amount of gain recognized on derivatives in other comprehensive income	$58	$488	$241	$367
Amount of reclassification from Accumulated other comprehensive income into Interest expense	246	347	518	635

During the twelve months ending June 30, 2025, the Company estimates an additional $477,000 will be reclassified from Accumulated other comprehensive income as a decrease to Interest expense.

The derivative agreements in effect at June 30, 2024 provide that if the wholly-owned subsidiary of the Company which is a party to such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for such swap breakage losses.

Fair Value on a Non-Recurring Basis

Non-financial assets measured at fair value on a non-recurring basis in the consolidated financial statements consist of a property located in Hamilton, Ohio for which the Company recorded an impairment loss of $1,086,000 at June 30, 2024 (as discussed in Note 5). The Company determined fair value based on an executed contract of sale for the property which was determined to be a Level 3 input in the fair value hierarchy.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2024 (CONTINUED)

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

Actual results may also differ from expectations because, among other things, estimates of rental income exclude any related variable rent, anticipated property purchases, sales and/or financings may not be completed on the terms or during the period indicated or at all, and estimates of gains from property sales and financings are subject to adjustment because actual closing costs may differ from the estimated costs.

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

Challenges and Uncertainties Facing Certain Tenants and Properties

As more fully described in our Annual Report, and in particular, the sections thereof entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we face challenges due to the volatile economic environment, and certain of our properties and tenants face various challenges. Our cash flow and profitability will be adversely impacted if the issues with respect to the challenged tenants/properties identified in the Annual Report are not resolved in a satisfactory manner. There have been no material changes to the status of such tenants/ properties other than with respect to our Hamilton, Ohio property formerly tenanted by LA Fitness– see “–Sales Contract and Impairment Loss” below.

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

We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial and, to a lesser extent, retail properties, many of which are subject to long-term net leases. As of June 30, 2024, we own 106 properties (including two properties owned by consolidated joint ventures and two properties owned by unconsolidated joint ventures) located in 31 states. Based on square footage, our occupancy rate at June 30, 2024 is approximately 98.2%.

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

We monitor the risk of tenant non-payments through a variety of approaches tailored to the applicable situation. Generally, based on our assessment of the credit risk posed by our tenants, we monitor a tenant’s financial condition through one or more of the following actions: reviewing tenant financial statements or other financial information, obtaining other tenant related information, changes in tenant payment patterns, regular contact with tenant’s representatives, tenant credit checks and regular management reviews of our tenants. We have in the past, and we may in the future, sell a property if the tenant’s financial condition is unsatisfactory.

In acquiring and disposing of properties, among other things, we evaluate the terms of the leases, the credit of the existing tenants, the terms and conditions of the related financing arrangement (including any contemplated financing) and engage in a fundamental analysis of the real estate to be bought or sold. This fundamental analysis takes into account, among other things, the estimated value of the property, local competition and demographics, and the ability to re-rent or dispose of the property on favorable terms upon lease expiration or early termination. In addition, in evaluating property sales, we take into account, among other things, the property type (i.e., industrial, retail or other), our perception of the property’s long-term prospects (including the likelihood for, and the extent of, any further appreciation or diminution in value), the term remaining on the related lease and mortgage debt, the price and other terms and conditions for the sale of such property and the returns anticipated to be generated from the reinvestment of the net proceeds to us from such property sale.

Our 2024 contractual base rent is approximately $70.9 million and represents, after giving effect to any abatements, concessions, deferrals or adjustments, the base rent payable to us during the twelve months ending June 30, 2025 under leases in effect at June 30, 2024.

Included in contractual rental income is $162,000 representing the base rent payable by Dick’s Sporting Goods (Champaign, Illinois) in the twelve months ending June 30, 2025, although such lease is subject to termination by the landlord or tenant upon 90 days’ notice.

Excluded from contractual rental income is an aggregate of $1.5 million comprised of:

●	$1.3 million, subject to the property generating specified levels of positive operating cash flow, of estimated variable lease payments from The Vue, a multi-family complex which ground leases the underlying land from us and as to which there is uncertainty as to when and whether the tenant will resume paying rent, and

●	$221,000 representing our share of the base rent payable to our joint ventures.

The following table sets forth scheduled expirations of leases at our properties as of June 30, 2024 for the years indicated below:

				Percentage of
		Approximate		Contractual
	Number of	Square Footage	Contractual	Rental Income
Lease Expiration (a)	Expiring	Subject to	Rental Income Under	Represented by
12 Months Ending June 30,	Leases	Expiring Leases (b)	Expiring Leases	Expiring Leases
2025	13	515,309	$3,223,845	4.6
2026	12	670,745	4,156,636	5.9
2027	30	1,162,861	8,384,629	11.8
2028	25	2,151,955	12,976,997	18.3
2029	22	1,805,370	11,936,539	16.9
2030	10	713,188	4,481,164	6.3
2031	12	1,046,676	6,893,731	9.7
2032	5	401,899	2,288,825	3.2
2033	13	857,298	6,456,361	9.1
2034	8	466,724	5,467,346	7.7
2035 and thereafter	8	772,695	4,591,937	6.5
	158	10,564,720	$70,858,010	100.0
(a)	Lease expirations assume tenants do not exercise existing renewal or termination options.
(b)	Excludes an aggregate of 195,988 square feet of vacant space.

Property Transactions

Completed Acquisitions during the three months ended June 30, 2024

We acquired industrial properties in Albuquerque, New Mexico and Savannah, Georgia for an aggregate purchase price of $11.7 million, incurred $108,000 of transaction costs that were capitalized and subsequently obtained new mortgage debt in the aggregate of $6.2 million bearing an interest rate of 6.00% and maturing between 2032 and 2035 (see Note 4 to our consolidated financial statements). These properties contributed $160,000 of rental income, net, $76,000 of operating expenses (including depreciation and amortization expense of $71,000) and $25,000 of mortgage interest expense. We estimate that commencing July 1, 2024, the aggregate quarterly rental income (excluding variable lease revenues), depreciation and amortization expense and mortgage interest expense from these properties will be $252,000, $103,000 and $93,000, respectively.

Acquisition Contracts

On June 13, 2024, we entered into a contract to acquire a 302,347 square foot, multi-tenant industrial property located in Council Bluffs, Iowa for $33.0 million (“Council Bluffs I”). In connection with the acquisition, we anticipate obtaining new mortgage debt of approximately $18.4 million bearing an interest rate of 6.08% (interest only until 2029) and maturing in 2034. We anticipate paying the balance of the purchase price from our available cash. We estimate the annual base rent will be approximately $2.1 million (with annual base rent increases ranging from 1.90% to 3.25%) and anticipate the closing will occur during the three months ending September 30, 2024.

On August 1, 2024, we entered into a contract, subject to our right to terminate, to acquire a 236,324 square foot, multi-tenant industrial property located in Council Bluffs, Iowa for $28.3 million (“Council Bluffs II”; and together with Council Bluffs I, the “Council Bluffs Acquisitions”). In connection with this acquisition, we anticipate obtaining new mortgage debt of approximately $17.0 million bearing an interest rate of 5.89% (interest only until 2029) and maturing in 2034. We anticipate paying the balance of the purchase price from our available cash. We estimate the annual base rent will be approximately $1.9 million (with annual base rent increases ranging from 3.00% to 3.25%) and anticipate the closing will occur during September or October 2024.

Completed Sales during the three months ended June 30, 2024

We sold the following properties (amounts in thousands):

					2023
			Gross	Gain on		Depreciation &	Real Estate
			Sales	Sale of Real	Rental	Amortization	Operating
Description of Property	City, State	Date Sold	Price	Estate, net	Income	Expense	Expenses
Applebee's restaurant property	Kennesaw, Georgia	May 6, 2024	$2,834	$964	$187	$38	$—
FedEx industrial property	Miamisburg, Ohio	May 9, 2024	2,793	1,507	238	59	35
Havertys retail property	Wichita, Kansas	June 6, 2024	6,600	1,884	544	140	—
Urban Outfitters retail property	Lawrence, Kansas	June 7, 2024	1,300	43	155	36	40
Walgreens retail property (a)	Cape Girardeau, Missouri	June 10, 2024	2,793	978	203	46	5
Vacant retail property (b)	Kennesaw, Georgia	June 28, 2024	6,700	2,072	111	240	80
			$23,020	$7,448	$1,438	$559	$160
(a)	This property was owned by a consolidated joint venture in which we held a 95% interest. The non-controlling interest’s share of the gain was $105. During 2023, this property incurred mortgage interest expense of $41. The mortgage debt was paid off in January 2024.

(b)	This property was formerly tenanted by Bed Bath & Beyond and became vacant in April 2023. During 2023, this property incurred mortgage interest expense of $173. In connection with this sale, we paid off the $4,412 mortgage on this property.

Generally, we sold these properties due to our belief that such property had achieved its maximum potential value; our concern with respect to the long-term prospects for the tenant or the geographic sub-market; or due to concern in our ability, on acceptable terms, to refinance the property’s mortgage debt or re-lease the property. A significant portion of the net proceeds of these sales have been invested in short-term U.S. treasury bills. We may during the balance of 2024, sell several more properties, including some retail properties.

Sales Contracts and Impairment Loss

On July 1, 2024, we entered into a contract to sell our vacant industrial property in Wauconda, Illinois for $4.5 million. This property was formerly tenanted by Echo, Inc. whose lease expired in January 2024. This property contributed $430,000 of rental income, net, and $298,000 of operating expenses (including depreciation and amortization expense of $168,000), during the year ended December 31, 2023. We anticipate that, subject to the buyer’s right to terminate this contract, this transaction will be completed by September 30, 2024 and estimate that we will recognize a gain on sale of real estate, net, of approximately $1.2 million on the consolidated statement of income during the three months ending September 30, 2024.

On July 11, 2024, we entered into a contract to sell our health and fitness property in Hamilton, Ohio for $4.4 million. This property was formerly tenanted by LA Fitness whose lease expired in May 2024. In connection with the proposed sale, we recorded an impairment charge of $1.1 million during the three and six months ended June 30, 2024. This property contributed $893,000 of rental income, net, $394,000 of operating expenses (including depreciation and amortization expense of $206,000) and $198,000 of mortgage interest expense during the year ended December 31, 2023. We anticipate that, subject to the buyer’s right to terminate this contract, this property will be sold at a nominal gain during the three months ending September 30, 2024.

Equity Incentive Program Activity

On July 16, 2024, we awarded an aggregate of 88,250 shares subject to restricted stock units (“RSUs”), and related dividend equivalent rights. Generally, the awards vest in 2027 subject to satisfaction of, among other things, market and performance conditions similar to the conditions applicable to the RSUs granted in 2023 and 2022.

On August 6, 2024, we determined that the performance and market conditions with respect to the vesting of 39,811 of the 80,700 RSUs granted in 2021 had been met as of June 30, 2024, and authorized the issuance of 39,811 shares of common stock. We anticipate paying the holders of the RSUs an aggregate of approximately $215,000 with respect to the dividend equivalent rights with respect to the vested shares.

Results of Operations

Total revenues

The following table compares total revenues for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(Dollars in thousands)	2024	2023	(Decrease)	% Change	2024	2023	(Decrease)	% Change
Rental income, net	$21,800	$22,407	$(607)	(2.7)	$44,246	$45,359	$(1,113)	(2.5)
Lease termination fee	—	—	—	—	250	—	250	n/a
Total revenues	$21,800	$22,407	$(607)	(2.7)	$44,496	$45,359	$(863)	(1.9)

Rental income, net

The following table details the components of rental income, net, for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(Dollars in thousands)	2024	2023	(Decrease)	% Change	2024	2023	(Decrease)	% Change
Acquisitions (a)	$529	$—	$529	n/a	$883	$—	$883	n/a
Dispositions (b)	213	1,041	(828)	(79.5)	543	2,321	(1,778)	(76.6)
Same store (c)	21,058	21,366	(308)	(1.4)	42,820	43,038	(218)	(0.5)
Rental income, net	$21,800	$22,407	$(607)	(2.7)	$44,246	$45,359	$(1,113)	(2.5)
(a)	Represents rental income from three properties acquired since January 1, 2023.
(b)	Represents rental income from properties sold since January 1, 2023.
(c)	Represents rental income from 101 properties that were owned for the entirety of the periods presented.

Changes at same store properties

The changes in same store rental income during the three and six months ended June 30, 2024 are due primarily to decreases of:

-	$335,000 and $552,000, respectively, from lease expirations at various properties (including $155,000 and $251,000, respectively, from LA Fitness – Hamilton, Ohio),

-	$283,000 and $781,000, respectively, from our two Regal Cinemas properties due to lease amendments effectuated in connection with its 2023 bankruptcy reorganization, and

-	for the three months ended June 30, 2024, $140,000 in tenant reimbursements, primarily related to real estate tax expenses.

The decreases were offset during the three and six months ended June 30, 2024 by increases in rental income of:

-	$324,000 and $658,000, respectively, from various lease amendments and extensions at our properties,
-	$156,000 and $294,000, respectively, due to new tenants at various properties, and
-	for the six months ended June 30, 2024, $175,000 in tenant reimbursements, of which $137,000 relates to operating expenses generally incurred during such period.

Lease Termination Fee

In March 2024, a consolidated joint venture in Lakewood, Colorado, in which we hold a 90% interest, received a lease termination fee of $250,000 from a tenant due to the early termination of its lease in connection with the sale of the related restaurant parcel.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(Dollars in thousands)	2024	2023	(Decrease)	% Change	2024	2023	(Decrease)	% Change
Operating expenses:
Depreciation and amortization	$5,965	$6,114	$(149)	(2.4)	$11,986	$12,259	$(273)	(2.2)
General and administrative	3,776	4,165	(389)	(9.3)	7,699	8,204	(505)	(6.2)
Real estate expenses	3,976	3,954	22.6		8,446	8,078	368	4.6
Impairment Loss	1,086	—	1,086	n/a	1,086	—	1,086	n/a
State taxes	47	88	(41)	(46.6)	110	156	(46)	(29.5)
Total operating expenses	$14,850	$14,321	$529	3.7	$29,327	$28,697	$630	2.2

Depreciation and amortization. The decreases in the three and six months ended June 30, 2024 are due primarily to (i) decreases of $367,000 and $723,000, respectively, related to tenant origination costs at several properties that prior to June 30, 2024 were fully amortized, and (ii) the inclusion in the corresponding 2023 periods of $253,000 and $412,000, respectively, of such expense from the properties sold since January 1, 2023.

The decreases were offset by (i) $291,000 and $511,000, respectively, of such expense from three properties acquired since January 1, 2023, and (ii) $118,000 and $247,000, respectively, of depreciation from improvements at several properties.

General and administrative. The decreases in the three and six months ended June 30, 2024 are due primarily to decreases in non-cash compensation expense due to (i) the inclusion of $233,000 in the corresponding 2023 periods from the retirement, and related accelerated vesting, of an executive officer’s restricted stock awards, and (ii) decreases of $140,000 and $138,000, respectively, from the re-assessment of the achievability of performance metrics related to the RSUs.

Real estate expenses. The increase in the six months ended June 30, 2024 is due primarily to $229,000 from a property acquired in 2023.

A substantial portion of real estate expenses is rebilled to tenants and is included in Rental income, net, on the consolidated statements of income.

Impairment loss. During the three and six months ended June 30, 2024, we recorded a $1.1 million impairment loss at our Hamilton, Ohio property formerly tenanted by LA Fitness. (See Note 5 to our consolidated financial statements).

Gain on sale of real estate, net.

The following table compares gain on sale of real estate, net for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(Dollars in thousands)	2024	2023	(Decrease)	% Change	2024	2023	(Decrease)	% Change
Gain on sale of real estate, net	$7,448	$3,180	$4,268	134.2	$9,232	$4,714	$4,518	95.8

The following table lists the sold properties and the related gains, net, for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023
Restaurant parcel - Lakewood, Colorado (a)	$—	$—	$1,784	$—
Restaurant property - Kennesaw, Georgia	964	—	964	—
Industrial property - Miamisburg, Ohio	1,507	—	1,507	—
Retail property - Wichita, Kansas	1,884	—	1,884	—
Retail property - Lawrence, Kansas	43	—	43	—
Retail property - Cape Girardeau, Missouri (b)	978	—	978	—
Vacant retail property - Kennesaw, Georgia	2,072	—	2,072	—
Restaurant property - Hauppauge, New York	—	—	—	1,534
Retail property - Duluth, Georgia	—	3,180	—	3,180
Total Gain on sale of real estate, net	$7,448	$3,180	$9,232	$4,714
(a)	This restaurant parcel, at our Lakewood, Colorado multi-tenant shopping center, is owned through a consolidated joint venture in which we have a 90% interest. The non-controlling interest’s share of this gain was $178.

(b)	This property was owned through a consolidated joint venture in which we had a 95% interest. The non-controlling interest’s share of this gain was $105.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(Dollars in thousands)	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$43	$60	$(17)	(28.3)	$96	$145	$(49)	(33.8)
Other income	276	28	248	885.7	543	43	500	1,162.8
Interest:
Expense	(4,750)	(4,610)	140	3.0	(9,467)	(9,210)	257	2.8
Amortization and write-off of deferred financing costs	(290)	(205)	85	41.5	(516)	(407)	109	26.8

Other Income. The increases in the three and six months ended June 30, 2024 are due to increases of $113,000 and $305,000, respectively, in interest income from investments in short-term U.S. treasury bills. The balance of the increase is due to various factors, none of which was individually significant.

Interest expense. The following table compares interest expense for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(Dollars in thousands)	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change
Interest expense:
Mortgage interest	$4,687	$4,282	$405	9.5	$9,341	$8,522	$819	9.6
Credit line interest	63	328	(265)	(80.8)	126	688	(562)	(81.7)
Total	$4,750	$4,610	$140	3.0	$9,467	$9,210	$257	2.8

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(Dollars in thousands)	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change
Weighted average principal amount	$420,732	$411,537	$9,195	2.2	$422,077	$410,783	$11,294	2.7
Weighted average interest rate	4.42%	4.14%	0.28%	6.8	4.39%	4.13%	0.26%	6.3

The increases in mortgage interest in the three and six months ended June 30, 2024 are due primarily to increases in the average principal amount of mortgage debt outstanding as a result of financings and refinancings, offset by mortgage payoffs (generally in connection with scheduled maturities) and scheduled amortization payments.

Credit line interest

The decreases in credit line interest in the three and six months ended June 30, 2024 are due to the payoff of the principal balance outstanding on the credit facility. The interest expense of $63,000 and $126,000 for the three and six months ended June 30, 2024, respectively, constitutes the unused facility fee.

The weighted average interest rate was 6.69% and 6.44% for the three and six months ended June 30, 2023, respectively, and the weighted average principal amount outstanding was $16.6 million and $18.4 million for the three and six months ended June 30, 2023, respectively.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales. Our available liquidity at August 1, 2024, was $134.1 million, including $34.1 million of cash and cash equivalents (including the credit facility’s required minimum $3.0 million average deposit maintenance balance) and up to $100.0 million available under our credit facility. At August 1, 2024, the facility is available for the acquisition of commercial real estate, repayment of mortgage debt, and up to $40.0 million for renovation and operating expense purposes.

Liquidity and Financing

We expect to meet our short-term (i.e., one year or less) and long-term:

●	operating cash requirements (including debt service, anticipated dividend payments and, if any, repurchases of our common stock), principally from cash flow from operations, our available cash and cash equivalents, proceeds from and, to the extent permitted and needed, our credit facility,
●	investing cash requirements (including an estimated $26 million (net of anticipated financing) for the Council Bluffs’ Acquisitions and $3 million of capital expenditures on existing properties), from the foregoing, as well as property sales, sales of our common stock and property financings and refinancings, and
●	financing cash requirements as described below.

At June 30, 2024, we had 68 outstanding mortgages payable secured by 69 properties in the aggregate principal amount of $419.8 million (before netting unamortized deferred financing costs of $3.6 million and mortgage intangibles of $736,000). These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $672.6 million, before accumulated depreciation of $131.3 million. After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.05% to 8.33% (a 4.41% weighted average interest rate) and mature between 2024 and 2047 (a 6.0 year weighted average remaining term to maturity).

The following table sets forth, as of June 30, 2024, information with respect to our mortgage debt that is payable during the six months ending December 31, 2024 and for each of the subsequent twelve months through December 31, 2027:

(Dollars in thousands)	2024	2025	2026	2027	Total
Amortization payments	$5,884	$10,842	$10,794	$9,721	$37,241
Principal due at maturity	25,309	29,157	19,179	38,525	112,170
Total	$31,193	$39,999	$29,973	$48,246	$149,411

Weighted average interest rate on principal due at maturity	4.74%	4.34%	3.88%	3.64%	4.11%

(1)

We intend to make debt amortization payments from operating cash flow and, although no assurance can be given that we will be successful in this regard, generally intend to refinance, extend or pay off the mortgage loans which mature from 2024 through 2027. In particular, during the quarter ending September 30, 2024, we anticipate paying off approximately $9 million to $11 million of mortgages maturing in 2024 (of which we anticipate approximately $6 million will be paid from the proceeds on the sale of the related properties). We anticipate that during the quarter ending September 30, 2024, we will obtain gross proceeds of between $21 million and $26 million from property financings (net of refinanced amounts ranging from $9 million to $12 million, respectively). On such debt, we expect the weighted average interest rate to range from 6.11% to 6.13% and the weighted average remaining term to maturity to range from five years to six years.

We anticipate refinancing a substantial portion of the remaining debt maturing in 2024 and 2025, although given the significant increase in interest rates over the past year, we can provide no assurance that we will be able to do so on terms as favorable as those currently in effect or at all. We generally intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash, proceeds from property sales and, if any, the sale of our common stock, and our credit facility (to the extent available).

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

Credit Facility

Our credit facility provides that subject to borrowing base requirements, we can borrow up to $100.0 million for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $40.0 million and 40% of the borrowing base. The facility matures December 31, 2026 and bears interest equal to 30-day SOFR plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 275 basis points if such ratio is greater than 60%. The applicable margin was 175 basis points for each of the six months ended June 30, 2024 and 2023. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. The interest rate on the facility was 7.09% at each of June 30, 2024 and August 1, 2024.

The terms of our credit facility include certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At June 30, 2024, we were in compliance with the covenants under this facility.

Other Financing Sources and Arrangements

We own a land parcel located in Beachwood, Ohio which is improved by a multi-family complex (i.e., The Vue Apartments) that we ground lease to the owner/operator of such complex. This ground lease did not generate any rental income during the six months ended June 30, 2024 and 2023. At June 30, 2024, the carrying value of the land on our balance sheet was approximately $17.3 million; our leasehold position is subordinate to $62.9 million of mortgage debt incurred by our tenant, the owner/operator of the multi-family complex. In addition, we have agreed, in our discretion, to fund certain capital expenditures and operating cash flow shortfalls at this property. We do not believe that this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions, except to the extent we determine to continue to fund the capital expenditures required by, and the operating cash flow shortfalls at, this property. See Note 6 to our consolidated financial statements for additional information regarding this arrangement.

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

The tables below provide a reconciliation of net income and net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
GAAP net income attributable to One Liberty Properties, Inc.	$9,553	$6,519	$14,708	$11,905
Add: depreciation and amortization of properties	5,770	5,925	11,602	11,894
Add: our share of depreciation and amortization of unconsolidated joint ventures	5	130	11	259
Add: impairment loss	1,086	—	1,086	—
Add: amortization of deferred leasing costs	195	189	384	365
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	5	1	10
Deduct: gain on sale of real estate, net	(7,448)	(3,180)	(9,232)	(4,714)
Adjustments for non-controlling interests	85	(18)	245	(35)
NAREIT funds from operations applicable to common stock	9,246	9,570	18,805	19,684
Deduct: straight-line rent accruals and amortization of lease intangibles	(509)	(626)	(1,169)	(1,520)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(2)	(4)	(3)	(9)
Deduct: lease termination fee income	—	—	(250)	—
Deduct: other income	(27)	—	(55)	—
Deduct: additional rent from ground lease tenant	—	(16)	—	(16)
Add: amortization of restricted stock and RSU compensation	1,167	1,564	2,439	2,892
Add: amortization and write-off of deferred financing costs	290	205	516	407
Add: amortization of lease incentives	30	30	60	61
Add: amortization of mortgage intangible assets	34	23	69	46
Add: our share of amortization of deferred financing costs of unconsolidated joint venture	—	4	—	8
Adjustments for non-controlling interests	—	—	27	—
Adjusted funds from operations applicable to common stock	$10,229	$10,750	$20,439	$21,553

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
GAAP net income attributable to One Liberty Properties, Inc.	$.45	$.30	$.68	$.55
Add: depreciation and amortization of properties	.27	.28	.55	.56
Add: our share of depreciation and amortization of unconsolidated joint ventures	—	.01	—	.01
Add: impairment loss	.05	—	.05	—
Add: amortization of deferred leasing costs	.01	.01	.02	.02
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—	—	—
Deduct: gain on sale of real estate, net	(.35)	(.15)	(.43)	(.22)
Adjustments for non-controlling interests	—	—	.01	—
NAREIT funds from operations per share of common stock (a)	.43	.45	.88	.92
Deduct: straight-line rent accruals and amortization of lease intangibles	(.01)	(.03)	(.05)	(.06)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—	—	—
Deduct: lease termination fee income	—	—	(.01)	—
Deduct: other income	—	—	—	—
Deduct: additional rent from ground lease tenant	—	—	—	—
Add: amortization of restricted stock and RSU compensation	.05	.07	.11	.13
Add: amortization and write-off of deferred financing costs	.01	.01	.02	.02
Add: amortization of lease incentives	—	—	—	—
Add: amortization of mortgage intangible assets	—	—	—	—
Add: our share of amortization of deferred financing costs of unconsolidated joint venture	—	—	—	—
Adjustments for non-controlling interests	—	—	—	—
Adjusted funds from operations per share of common stock (a)	$.48	$.50	$.95	$1.01
(a)	The weighted average number of diluted common shares used to compute FFO and AFFO applicable to common stock includes unvested restricted shares that are excluded from the computation of diluted EPS.

Three months ended June 30, 2024 and 2023

The $324,000, or 3.4%, decrease in FFO for the three months ended June 30, 2024 from the corresponding 2023 period is due primarily to:

●	a $607,000 decrease in rental income, net,
●	a $147,000 decrease in equity in earnings from our unconsolidated joint ventures due to the inclusion and exclusion, in the 2023 period, of rent income and depreciation expense, respectively, from our former Manahawkin, New Jersey shopping center (the “Manahawkin Property), which was sold in December 2023, and
●	a $140,000 increase in interest expense.

Offsetting the decrease is:

●	a $389,000 decrease in general and administrative expenses, and
●	a $248,000 increase in other income.

The $521,000, or 4.8%, decrease in AFFO for the three months ended June 30, 2024 from the corresponding 2023 period is due to the factors impacting FFO as described immediately above, excluding the (i) $397,000 decrease in general and administrative expenses related to the amortization of restricted stock and RSU compensation and (ii) a $117,000 increase in rental income, net, due to the exclusion of the amortization of straight line rent and lease-related intangibles.

See “—Results of Operations” for further information regarding these changes.

Six months ended June 30, 2024 and 2023

The $879,000, or 4.5%, decrease in FFO for the six months ended June 30, 2024 from the corresponding 2023 period is due primarily to:

●	a $1.1 million decrease in rental income, net,
●	a $368,000 increase in real estate operating expenses,
●	a $306,000 decrease in equity in earnings from our unconsolidated joint ventures, as described above with respect to the Manahawkin Property, and
●	a $257,000 increase in interest expense.

Offsetting the decrease is:

●	a $505,000 decrease in general and administrative expenses
●	a $500,000 increase in other income, and
●	$250,000 of lease termination fee income.

The $1.1 million, or 5.2%, decrease in AFFO for the six months ended June 30, 2024 from the corresponding 2023 period is due to the factors impacting FFO as described immediately above, excluding the (i) $453,000 decrease in general and administrative expenses related to the amortization of restricted stock and RSU compensation, (ii) a $351,000 increase in rental income, net, due to the exclusion of the amortization of straight line rent and lease-related intangibles, and (iii) $250,000 lease termination fee income.

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

We use interest rate swaps to limit interest rate risk on substantially all variable rate mortgages. These swaps are used for hedging purposes - not for speculation. We do not enter into interest rate swaps for trading purposes. At June 30, 2024, we had no liability in the event of the early termination of our swaps.

At June 30, 2024, we had 12 interest rate swap agreements outstanding. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of June 30, 2024, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and the net unrealized gain on derivative instruments would have increased by $177,000. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and the net unrealized gain on derivative instruments would have decreased by $180,000. These changes would not have any impact on our net income or cash.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A subsidiary of ours is a defendant in a lawsuit entitled Eastgate LLC, et al. v. OLP Beachwood OH LLC, in the United States District Court for the Northern District of Ohio, Eastern Division, with respect to our land parcel in Beachwood, Ohio.  The plaintiffs own the office building adjacent to our parcel and, among other things, seek to declare as void and unenforceable, deed restrictions prohibiting the use of a portion of their property for multi-family residential purposes. The lawsuit is in the preliminary pleading stage and we believe we have meritorious defenses.

Item 5. Other Information

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" in effect at any time during the three months ended June 30, 2024.

Item 6.  Exhibits

Exhibit No.	Title of Exhibit
10.1*	Form of Performance Agreement for RSU grants in 2024 pursuant to the 2022 Incentive Plan.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements and notes from the One Liberty Properties, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 filed on August 7, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (the cover page XBRL tags are embedded in the Inline XBRL document and included in Exhibit 101).

__________

* Indicates a management contract or compensatory plan or arrangement.

ONE LIBERTY PROPERTIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: August 7, 2024	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: August 7, 2024	/s/ Isaac Kalish
Isaac Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)