Form 10-Q
period 2024-09-30
ONE LIBERTY PROPERTIES INC
filed 2024-11-06
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 21,387,064 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	September 30,	December 31,
	2024	2023
ASSETS	(Unaudited)
Real estate investments, at cost
Land	$171,401	$172,309
Buildings and improvements	704,688	692,346
Total real estate investments, at cost	876,089	864,655
Less accumulated depreciation	186,709	182,705
Real estate investments, net	689,380	681,950

Investment in unconsolidated joint ventures	2,038	2,051
Cash and cash equivalents	25,684	26,430
Unbilled rent receivable	17,312	16,661
Unamortized intangible lease assets, net	14,763	14,681
Escrow, deposits and other assets and receivables	19,669	19,833
Total assets(1)	$768,846	$761,606
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net (see Note 8)	$426,139	$418,347
Line of credit	—	—
Dividends payable	9,949	9,916
Accrued expenses and other liabilities	15,350	15,502
Unamortized intangible lease liabilities, net	12,088	10,096
Total liabilities(1)	463,526	453,861

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 50,000 shares authorized; 20,653 and 20,323 shares issued and outstanding	20,653	20,323
Paid-in capital	333,083	326,379
Accumulated other comprehensive income	271	844
Distributions in excess of net income	(49,830)	(40,843)
Total One Liberty Properties, Inc. stockholders’ equity	304,177	306,703
Non-controlling interests in consolidated joint ventures(1)	1,143	1,042
Total equity	305,320	307,745
Total liabilities and equity	$768,846	$761,606
(1)	The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 6. The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $9,198 and $9,917 of land, $15,655 and $17,475 of building and improvements, net of $6,299 and $6,380 of accumulated depreciation, $2,513 and $3,158 of other assets included in other line items, $13,438 and $16,660 of real estate debt, net, $672 and $1,130 of other liabilities included in other line items and $1,143 and $1,042 of non-controlling interests as of September 30, 2024 and December 31, 2023, respectively.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Rental income, net	$22,211	$22,546	$66,457	$67,905
Lease termination fee	—	—	250	—
Total revenues	22,211	22,546	66,707	67,905

Operating expenses:
Depreciation and amortization	6,133	6,310	18,119	18,569
Real estate expenses (see Note 9 for related party information)	4,231	4,061	12,677	12,139
General and administrative (see Note 9 for related party information)	3,886	3,864	11,585	12,068
Impairment loss	—	—	1,086	—
State taxes	74	76	184	232
Total operating expenses	14,324	14,311	43,651	43,008

Other operating income
Gain on sale of real estate, net	2,115	332	11,347	5,046
Operating income	10,002	8,567	34,403	29,943

Other income and expenses:
Equity in (loss) earnings of unconsolidated joint ventures	(9)	(905)	87	(761)
Other income	353	87	896	131
Interest:
Expense	(4,932)	(4,768)	(14,399)	(13,978)
Amortization and write-off of deferred financing costs	(225)	(212)	(741)	(619)

Net income	5,189	2,769	20,246	14,716
Net income attributable to non-controlling interests	(12)	(22)	(361)	(64)
Net income attributable to One Liberty Properties, Inc.	$5,177	$2,747	$19,885	$14,652

Weighted average number of common shares outstanding:
Basic	20,635	20,567	20,578	20,552
Diluted	20,753	20,596	20,677	20,598

Per common share attributable to common stockholders:
Basic	$.24	$.12	$.92	$.67
Diluted	$.23	$.12	$.91	$.66

Cash distributions per share of common stock	$.45	$.45	$1.35	$1.35

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$5,189	$2,769	$20,246	$14,716

Other comprehensive income
Net unrealized loss on derivative instruments	(296)	(207)	(573)	(475)
Comprehensive income	4,893	2,562	19,673	14,241

Net income attributable to non-controlling interests	(12)	(22)	(361)	(64)
Adjustment for derivative instruments attributable to non-controlling interests	—	1	—	2
Comprehensive income attributable to One Liberty Properties, Inc.	$4,881	$2,541	$19,312	$14,179

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited) (Continued on Next Page)

			Accumulated	Accumulated	Non-Controlling
			Other	Distributions	Interests in
	Common	Paid-in	Comprehensive	in Excess of	Consolidated
	Stock	Capital	Income (loss)	Net Income	Joint Ventures	Total
Balances, December 31, 2023	$20,323	$326,379	$844	$(40,843)	$1,042	$307,745
Cash Distributions – common stock ($.45 per share)	—	—	—	(9,642)	—	(9,642)
Shares issued through dividend reinvestment plan	66	1,369	—	—	—	1,435
Restricted stock vesting	137	(137)	—	—	—	—
Compensation expense — restricted stock and RSUs	—	1,272	—	—	—	1,272
Contribution from non-controlling interest	—	—	—	—	43	43
Distributions to non-controlling interests	—	—	—	—	(94)	(94)
Net income	—	—	—	5,155	225	5,380
Other comprehensive loss	—	—	(89)	—	—	(89)
Balances, March 31, 2024	20,526	328,883	755	(45,330)	1,216	306,050
Cash Distributions – common stock ($.45 per share)	—	—	—	(9,534)	—	(9,534)
Shares issued through dividend reinvestment plan	67	1,396	—	—	—	1,463
Compensation expense — restricted stock and RSUs	—	1,167	—	—	—	1,167
Distributions to non-controlling interests	—	—	—	—	(202)	(202)
Net income	—	—	—	9,553	124	9,677
Other comprehensive loss	—	—	(188)	—	—	(188)
Balances, June 30, 2024	20,593	331,446	567	(45,311)	1,138	308,433
Cash Distributions – common stock ($.45 per share)	—	—	—	(9,696)	—	(9,696)
Shares issued through dividend reinvestment plan	21	428	—	—	—	449
Restricted stock unit vesting	39	(39)	—	—	—	—
Compensation expense — restricted stock and RSUs	—	1,248	—	—	—	1,248
Distribution to non-controlling interest	—	—	—	—	(7)	(7)
Net income	—	—	—	5,177	12	5,189
Other comprehensive loss	—	—	(296)	—		(296)
Balances, September 30, 2024	$20,653	$333,083	$271	$(49,830)	$1,143	$305,320

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited) (Continued)

			Accumulated	Accumulated	Non-Controlling
			Other	Distributions	Interests in
	Common	Paid-in	Comprehensive	in Excess of	Consolidated
	Stock	Capital	Income (loss)	Net Income	Joint Ventures	Total
Balances, December 31, 2022	$20,362	$325,895	$1,810	$(32,102)	$972	$316,937
Cash Distributions – common stock ($.45 per share)	—	—	—	(9,628)	—	(9,628)
Shares issued through dividend reinvestment plan	49	1,025	—	—	—	1,074
Restricted stock vesting	135	(135)	—	—	—	—
Compensation expense – restricted stock and RSUs	—	1,328	—	—	—	1,328
Distributions to non-controlling interests	—	—	—	—	(9)	(9)
Net income	—	—	—	5,386	22	5,408
Other comprehensive loss	—	—	(409)	—	—	(409)
Balances, March 31, 2023	20,546	328,113	1,401	(36,344)	985	314,701
Cash Distributions – common stock ($.45 per share)	—	—	—	(9,626)	—	(9,626)
Repurchases of common stock – net	(73)	(1,382)	—	—	—	(1,455)
Shares issued through dividend reinvestment plan	50	1,048	—	—	—	1,098
Restricted stock vesting	17	(17)	—	—	—	—
Compensation expense – restricted stock and RSUs	—	1,564	—	—	—	1,564
Distributions to non-controlling interests	—	—	—	—	(7)	(7)
Net income	—	—	—	6,519	20	6,539
Other comprehensive income (loss)	—	—	142	—	(1)	141
Balances, June 30, 2023	20,540	329,326	1,543	(39,451)	997	312,955
Cash Distributions – common stock ($.45 per share)	—	—	—	(9,570)	—	(9,570)
Repurchases of common stock, net	(262)	(4,882)	—	—	—	(5,144)
Shares issued through dividend reinvestment plan	56	1,055	—	—	—	1,111
Restricted stock unit vesting	75	(75)	—	—	—	—
Compensation expense – restricted stock and RSUs	—	1,211	—	—	—	1,211
Distributions to non-controlling interests	—	—	—	—	(8)	(8)
Net income	—	—	—	2,747	22	2,769
Other comprehensive loss	—	—	(206)	—	(1)	(207)
Balances, September 30, 2023	$20,409	$326,635	$1,337	$(46,274)	$1,010	$303,117

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued on Next Page)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$20,246	$14,716
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(11,347)	(5,046)
Impairment loss	1,086	—
Increase in net amortization of unbilled rental income	(1,066)	(1,574)
Write-off of unbilled rent receivable	—	133
Amortization and write-off of intangibles relating to leases, net	(940)	(698)
Amortization of restricted stock and RSU compensation expense	3,687	4,103
Equity in (earnings) loss of unconsolidated joint ventures	(87)	761
Distributions of earnings from unconsolidated joint ventures	100	23
Depreciation and amortization	18,119	18,569
Amortization and write-off of deferred financing costs	741	619
Payment of leasing commissions	(446)	(499)
(Increase) decrease in escrow, deposits, other assets and receivables	(1,061)	4,088
(Decrease) increase in accrued expenses and other liabilities	(1,541)	887
Net cash provided by operating activities	27,491	36,082

Cash flows from investing activities:
Purchase of real estate	(44,877)	(9,229)
Improvements to real estate	(2,239)	(3,887)
Investments in ground leased property	(44)	(668)
Net proceeds from sale of real estate	37,434	13,185
Distributions of capital from unconsolidated joint venture	—	9
Net cash used in investing activities	(9,726)	(590)

Cash flows from financing activities:
Proceeds from mortgage financings	68,138	23,450
Repayments of mortgages payable	(51,136)	(6,735)
Scheduled amortization payments of mortgages payable	(9,043)	(9,284)
Proceeds from bank line of credit	—	30,900
Repayments on bank line of credit	—	(40,200)
Issuance of shares through dividend reinvestment plan	3,347	3,283
Repurchases of common stock, net	—	(6,599)
Payment of financing costs	(872)	(449)
Capital contribution from non-controlling interest	43	—
Distributions to non-controlling interests	(303)	(24)
Cash distributions to common stockholders	(28,839)	(28,627)
Net cash used in financing activities	(18,665)	(34,285)

Net (decrease) increase in cash, cash equivalents and restricted cash	(900)	1,207
Cash, cash equivalents and restricted cash at beginning of year	29,592	7,277
Cash, cash equivalents and restricted cash at end of period	$28,692	$8,484

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$14,324	$13,939
Supplemental disclosure of non-cash investing activity:
Purchase accounting allocation - intangible lease assets	$3,726	$871
Purchase accounting allocation - intangible lease liabilities	(3,561)	(237)
Purchase accounting allocation - mortgage intangible asset	—	260
Assumption of mortgage payable upon acquisition of property	—	4,280
Lease liabilities adjustment from the reassessment of right of use assets	—	3,366

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	September 30,
	2024	2023
Cash and cash equivalents	$25,684	$5,471
Restricted cash included in escrow, deposits and other assets and receivables	3,008	3,013
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$28,692	$8,484

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2024

NOTE 1 – ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial and, to a lesser extent, retail properties, many of which are subject to long-term net leases. As of September 30, 2024, OLP owns 104 properties, including two properties owned by consolidated joint ventures and two properties owned by unconsolidated joint ventures. The 104 properties are located in 31 states.

NOTE 2 – SUMMARY ACCOUNTING POLICIES

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

SEPTEMBER 30, 2024 (CONTINUED)

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

The Company reviews on a quarterly basis its investments in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered based on the underlying assets of the investment is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the three months and nine months ended September 30, 2024 and 2023, there were no such other-than-temporary impairment charges related to the Company’s investments in unconsolidated joint ventures.

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

SEPTEMBER 30, 2024 (CONTINUED)

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

The components of lease revenues are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Fixed lease revenues	$18,638	$18,872	$55,230	$57,159
Variable lease revenues	3,298	3,431	10,287	10,048
Lease revenues (a)	$21,936	$22,303	$65,517	$67,207
(a)	Excludes amortization related to lease intangible assets and liabilities of $275 and $940 for the three and nine months ended September 30, 2024, respectively, and $243 and $698 for the three and nine months ended September 30, 2023, respectively.

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

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due by reviewing the tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. As of September 30, 2024, the Company has assessed the collectability of all recorded lease revenues as probable.

Minimum Future Rents

As of September 30, 2024, the minimum future contractual rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual rents do not include (i) straight-line rent or amortization of lease intangibles or incentives and (ii) variable lease payments as described above.

From October 1 – December 31, 2024	$18,330
For the year ending December 31,
2025	72,863
2026	69,621
2027	60,342
2028	48,569
2029	37,475
Thereafter	116,710
Total	$423,910

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2024 (CONTINUED)

NOTE 3 – LEASES (CONTINUED)

Lessee Accounting

Ground Lease

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The ground lease expires March 3, 2030 and provides for up to three, five-year renewal options and one seven-month renewal option. As of September 30, 2024, the remaining lease term is 5.4 years. The Company recognized lease expense related to this ground lease of $122,000 and $366,000 for the three and nine months ended September 30, 2024, respectively, and $122,000 and $422,000 for the three and nine months ended September 30, 2023, respectively, which is included in Real estate expenses on the consolidated statements of income.

Office Lease

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides for a five-year renewal option. As of September 30, 2024, the remaining lease term, including the renewal option deemed exercised, is 12.3 years. The Company recognized lease expense related to this office lease of $14,000 and $42,000 for each of the three and nine months ended September 30, 2024 and 2023, respectively, which is included in General and administrative expenses on the consolidated statements of income.

Minimum Future Lease Payments

As of September 30, 2024, the minimum future lease payments related to these operating leases are as follows (amounts in thousands):

From October 1 – December 31, 2024	$156
For the year ending December 31,
2025	626
2026	627
2027	629
2028	630
2029	692
Thereafter	537
Total undiscounted cash flows	$3,897
Present value discount	(790)
Lease liability	$3,107

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2024 (CONTINUED)

NOTE 4 – REAL ESTATE ACQUISITIONS

Acquisitions

The following tables detail the Company’s real estate asset acquisitions and purchase price allocations during the nine months ended September 30, 2024 and year ended December 31, 2023 (amounts in thousands):

		Contract		Capitalized
		Purchase	Terms of	Transaction
Description of Industrial Property	Date Acquired	Price	Payment	Costs
Quality Custom Distribution Services, Inc.
Albuquerque, New Mexico	April 24, 2024	$6,450	All cash (a)	$55
Russell Equipment, Inc.
Savannah, Georgia	May 23, 2024	5,240	All cash (b)	53
Multi-tenant
Council Bluffs, Iowa	August 19, 2024	33,000	Cash and $18,425 mortgage (c)	79
Totals - Nine months ended September 30, 2024		$44,690		$187

Multi-tenant
Blythewood, South Carolina	July 13, 2023	13,400	Cash and $4,280 mortgage (d)	109
Totals - Year ended December 31, 2023		$13,400		$109

								Discount
							Market	Rate (e)
		Building &	Intangible Lease		Mortgage		Cap	Lease	Mortgage
Description of Industrial Property	Land	Improvements	Asset	Liability	Intangible	Total	Rate (e)	Intangible	Intangible
Quality Custom Distribution Services, Inc.
Albuquerque, New Mexico	$1,341	$6,330	$689	$(1,855)	$—	$6,505	6.75%	7.14%	—
Russell Equipment, Inc.
Savannah, Georgia	1,044	3,724	525	—	—	5,293	7.00%	7.15%	—
Multi-tenant
Council Bluffs, Iowa	3,811	28,462	2,512	(1,706)	—	33,079	6.60%	7.41%	—
Totals - Nine months ended September 30, 2024	$6,196	$38,516	$3,726	$(3,561)	$—	$44,877

Multi-tenant
Blythewood, South Carolina	$311	$12,304	$871	$(237)	$260	$13,509	6.75%	6.75%	6.00%
Totals - Year ended December 31, 2023	$311	$12,304	$871	$(237)	$260	$13,509

(a)	Subsequent to the acquisition of this property, the Company obtained new mortgage debt of $3,401 bearing an interest rate of 6.00% and maturing in 2032.
(b)	Subsequent to the acquisition of this property, the Company obtained new mortgage debt of $2,812 bearing an interest rate of 6.00% and maturing in 2035.
(c)	Simultaneously with the acquisition of this property, the Company obtained new mortgage debt of $18,425 bearing an interest rate of 6.08% and maturing in 2034.
(d)	Simultaneously with the acquisition of this property, the Company assumed a mortgage of $4,280 bearing an interest rate of 4.60% and maturing in 2029.
(e)	The fair value of the tangible assets and intangible leases of each property and the assumed mortgage on the Blythewood, South Carolina property was assessed as of the acquisition date using an income approach and estimated cash flow projections which utilize an appropriate market capitalization rate and discount rate categorized as Level 3 unobservable inputs in the fair value hierarchy (as defined in Note 12).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2024 (CONTINUED)

NOTE 5 – SALES OF PROPERTIES AND IMPAIRMENT LOSS

Sales of Properties

The following tables detail the Company’s sales of real estate during the nine months ended September 30, 2024 and 2023 (amounts in thousands):

			Gross		Gain on Sale of
Description of Property	City, State	Date Sold	Sales Price		Real Estate, Net
Hacienda Colorado restaurant parcel (a)	Lakewood, Colorado	March 6, 2024	$2,900		$1,784	(a)
Applebee's restaurant property	Kennesaw, Georgia	May 6, 2024	2,834		964
FedEx industrial property	Miamisburg, Ohio	May 9, 2024	2,793		1,507
Havertys retail property	Wichita, Kansas	June 6, 2024	6,600		1,884
Urban Outfitters retail property	Lawrence, Kansas	June 7, 2024	1,300		43
Walgreens retail property (b)	Cape Girardeau, Missouri	June 10, 2024	2,793		978	(b)
Vacant retail property	Kennesaw, Georgia	June 28, 2024	6,700		2,072
Vacant health and fitness property	Hamilton, Ohio	August 15, 2024	4,350		17	(c)
Vacant industrial property	Wauconda, Illinois	August 29, 2024	4,425		1,177
Hobby Lobby retail property	Woodbury, Minnesota	September 16, 2024	4,750		921
Totals - Nine months ended September 30, 2024			$39,445	(d)	$11,347	(e)

			Gross		Gain on Sale of
Description of Property	City, State	Date Sold	Sales Price		Real Estate, Net
TGI Fridays restaurant property	Hauppauge, New York	February 28, 2023	$4,200		$1,534
Havertys retail property	Duluth, Georgia	May 31, 2023	6,000		3,180
TGI Fridays restaurant property	Greensboro, North Carolina	September 20, 2023	3,250		332
Totals - Nine months ended September 30, 2023			$13,450		$5,046	(f)
(a)	A consolidated joint venture, in which the Company holds a 90% interest, sold a restaurant parcel which was part of a multi-tenant shopping center. In connection with the sale of this parcel, the joint venture paid down $1,885 of the mortgage on this property. The non-controlling interest’s share of the gain was $178.
(b)	This property was owned by a consolidated joint venture in which the Company held a 95% interest. The non-controlling interest’s share of the gain was $105.
(c)	See discussion below regarding a $1,086 impairment loss recognized at this property in connection with the sale.
(d)	In connection with these sales, the Company paid off mortgages in an aggregate of $10,714.
(e)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $285 of unbilled rent receivables, $108 of other assets and receivables and $64 of net unamortized intangible lease assets and liabilities.
(f)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $190 of other assets and receivables and $123 of unbilled rent receivables.

Impairment Loss

In June 2024, due to a contract to sell its Hamilton, Ohio property (which was formerly tenanted by LA Fitness whose lease expired in May 2024), the Company re-measured the property’s net book value to its fair value (as discussed in Note 12). As a result, the Company recognized a $1,086,000 impairment loss on the consolidated statement of income for the nine months ended September 30, 2024. This property was sold in August 2024.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2024 (CONTINUED)

NOTE 6 – VARIABLE INTEREST ENTITIES, CONSOLIDATED JOINT VENTURES AND CONTINGENT LIABILITY

Variable Interest Entities – Consolidated Joint Ventures

The Company has determined the two consolidated joint ventures in which it holds a 90% and 95% interest are VIEs because the non-controlling interests do not hold substantive kick-out or participating rights. The Company has determined it is the primary beneficiary of these VIEs as it has the power to direct the activities that most significantly impact each joint venture’s performance including management, approval of expenditures, and the obligation to absorb the losses or rights to receive benefits. Accordingly, the Company consolidates the operations of these VIEs for financial statement purposes. The VIEs’ creditors do not have recourse to the assets of the Company other than those held by the applicable joint venture.

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	September 30,	December 31,
	2024 (a)	2023
Land	$9,198	$9,917
Buildings and improvements, net of accumulated depreciation of $6,299 and $6,380, respectively	15,655	17,475
Cash	667	1,059
Unbilled rent receivable	905	938
Unamortized intangible lease assets, net	122	412
Escrow, deposits and other assets and receivables	819	749
Mortgages payable, net of unamortized deferred financing costs of $80 and $109, respectively	13,438	16,660
Accrued expenses and other liabilities	452	745
Unamortized intangible lease liabilities, net	220	385
Accumulated other comprehensive income	—	2
Non-controlling interests in consolidated joint ventures	1,143	1,042
(a)	During the nine months ended September 30, 2024, the Company and its joint venture partners sold a restaurant parcel at its multi-tenant shopping center in Lakewood, Colorado and a retail property in Cape Girardeau, Missouri. In connection with the sale of the restaurant parcel, the joint venture paid down the mortgage on its property by $1,885 (see Note 5).

As of September 30, 2024, MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in a consolidated joint venture in which the Company has an aggregate equity investment of approximately $3,476,000.

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

SEPTEMBER 30, 2024 (CONTINUED)

NOTE 6 – VARIABLE INTEREST ENTITIES, CONSOLIDATED JOINT VENTURES AND CONTINGENT LIABILITY (CONTINUED)

As of September 30, 2024, the VIE’s maximum exposure to loss was $17,320,000 which represented the carrying amount of the land. In purchasing the property in 2016, the owner/operator obtained a $67,444,000 mortgage from a third party which, together with the Company’s purchase of the land, provided substantially all of the funds to acquire the multi-family property. The Company provided its land as collateral for the owner/operator’s mortgage loan; accordingly, the land position is subordinated to the mortgage. The mortgage balance was $62,608,000 as of September 30, 2024. Pursuant to the ground lease, as amended in November 2020, the Company agreed, in its discretion, to fund 78% of (i) any operating expense shortfalls at the property and (ii) any capital expenditures required at the property. The Company funded $44,000 during the nine months ended September 30, 2024 and $932,000 during the year ended December 31, 2023. These amounts are included as part of the carrying amount of the land.

NOTE 7 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of September 30, 2024 and December 31, 2023, the Company participated in two unconsolidated joint ventures, each of which owns and operates one property; the Company’s equity investment in these ventures totaled $2,038,000 and $2,051,000, respectively. The Company recorded equity in loss and earnings of $9,000 and $87,000 for the three and nine months ended September 30, 2024, respectively, and equity in loss of $905,000 and $761,000 for the three and nine months ended September 30, 2023, respectively. Included in equity in loss for the three and nine months ended September 30, 2023 is the Company’s 50% share of an impairment charge, or $850,000, related to its former Manahawkin, New Jersey joint venture property which was sold in December 2023.

NOTE 8 – DEBT OBLIGATIONS

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	September 30,	December 31,
	2024	2023
Mortgages payable, gross	$430,524	$422,565
Unamortized deferred financing costs	(3,683)	(3,414)
Unamortized mortgage intangible assets (a)	(702)	(804)
Mortgages payable, net	$426,139	$418,347
(a)	In connection with the assumption of two below-market mortgages.

The following table sets forth, as of September 30, 2024, scheduled principal repayments with respect to the Company’s mortgage debt during the three months ending December 31, 2024 and for each of the subsequent twelve months through maturity (amounts in thousands):

	2024	2025	2026	2027	2028	Thereafter	Total
Amortization payments	$2,954	$11,031	$10,995	$9,935	$9,288	$35,285	$79,488
Principal due at maturity	5,149	29,157	19,179	38,525	30,155	228,871	351,036
Total	$8,103	$40,188	$30,174	$48,460	$39,443	$264,156	$430,524

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2024 (CONTINUED)

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

The facility, which matures December 31, 2026, provides for an interest rate equal to 30-day SOFR plus an applicable margin ranging from 175 basis points to 275 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility. The applicable margin was 175 basis points at September 30, 2024 and December 31, 2023. An unused facility fee of 0.25% per annum applies to the facility. The Company had no balance outstanding on the facility during the nine months ended September 30, 2024. The weighted average interest rate on the facility was approximately 6.60% for the nine months ended September 30, 2023. The Company was in compliance with all covenants at each of September 30, 2024 and 2023.

At each of September 30, 2024 and November 1, 2024, $100,000,000 was available to be borrowed under the facility, including an aggregate of up to $40,000,000 available for renovation and operating expense purposes. The interest rate on the facility was 6.42% on November 1, 2024.

At September 30, 2024 and December 31, 2023, the Company had unamortized deferred financing costs of $411,000 and $549,000, respectively, which are included in Escrow, deposits and other assets and receivables on the consolidated balance sheets.

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

In consideration for the Services, the Company paid Majestic $826,000 and $2,483,000 for the three and nine months ended September 30, 2024, respectively, and $812,000 and $2,501,000 for the three and nine months ended September 30, 2023, respectively. Included in these amounts are fees for property management services of $356,000 and $1,074,000 for the three and nine months ended September 30, 2024, respectively, and $360,000 and $1,146,000 for the three and nine months ended September 30, 2023, respectively. The amounts paid for property management services are based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic with respect to properties managed by third parties. The Company also paid Majestic, pursuant to the compensation and services agreement, $84,000 and $252,000 for the three and nine months ended September 30, 2024, respectively, and $79,000 and $238,000 for the three and nine months ended September 30, 2023, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2024 (CONTINUED)

NOTE 9 – RELATED PARTY TRANSACTIONS (CONTINUED)

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and restricted stock units (“RSUs”) under the Company’s stock incentive plans (described in Note 10). The related expense charged to the Company’s operations was $601,000 and $1,784,000 for the three and nine months ended September 30, 2024, respectively, and $594,000 and $1,879,000 for the three and nine months ended September 30, 2023, respectively.

The amounts paid under the compensation and services agreement (except for the property management services which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income.

Joint Venture Partners and Affiliates

The Company paid an aggregate of $24,000 and $70,000 for the three and nine months ended September 30, 2024, respectively, and $22,000 and $69,000 for the three and nine months ended September 30, 2023, respectively, to its consolidated joint venture partner or their affiliates (none of whom are officers, directors, or employees of the Company) for property management services, which are included in Real estate expenses on the consolidated statements of income.

The Company’s unconsolidated joint ventures paid management fees of $1,000 and $4,000 for the three and nine months ended September 30, 2024, respectively, and $31,000 and $89,000 for the three and nine months ended September 30, 2023, respectively, to the other partner of the ventures, which increased Equity in loss and reduced Equity in earnings of unconsolidated joint ventures on the consolidated statements of income by $1,000 and $2,000 for the three and nine months ended September 30, 2024, respectively, and increased Equity in loss by $16,000 and $44,000 for the three and nine months ended September 30, 2023, respectively.

Other

During 2024 and 2023, the Company paid quarterly fees of (i) $81,378 and $78,250, respectively, to the Company’s chairman and (ii) $32,551 and $31,300, respectively, to the Company’s vice-chairman. These fees are included in General and administrative expenses on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party, and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties. Amounts reimbursed to Gould Investors were $1,150,000 during the three and nine months ended September 30, 2024 and $1,093,000 during the three and nine months ended September 30, 2023. Included in Real estate expenses on the consolidated statements of income is insurance expense of $382,000 and $849,000 for the three and nine months ended September 30, 2024, respectively, and $363,000 and $613,000 for the three and nine months ended September 30, 2023, respectively, of amounts reimbursed to Gould Investors in prior periods. The balance of amounts reimbursed to Gould Investors represents prepaid insurance and is included in Escrow, deposits and other assets and receivables on the consolidated balance sheets.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2024 (CONTINUED)

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock Dividend

On September 11, 2024, the Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company’s common stock, totaling approximately $9,621,000, payable to stockholders of record at the close of business on September 24, 2024. The quarterly dividend was paid on October 2, 2024; $9,437,000 was paid in cash and the balance of such dividend payment was satisfied through the issuance of approximately 7,000 shares under the Company’s dividend reinvestment plan.

Dividend Reinvestment Plan

The Company’s Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price (as such price is calculated pursuant to the DRP). The discount is currently being offered at 3%. Under the DRP, the Company issued approximately 21,000 and 154,000 shares of common stock during the three and nine months ended September 30, 2024, respectively, and approximately 56,000 and 155,000 shares of common stock during the three and nine months ended September 30, 2023, respectively.

Stock Repurchase Program

During 2022 and 2023, the Board of Directors authorized and/or amended repurchase programs pursuant to which the Company could repurchase shares of its common stock in open-market, through privately negotiated transactions or otherwise. No such shares were repurchased during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company repurchased approximately 262,000 shares and 335,000 shares of common stock, for total consideration of $5,144,000 and $6,599,000, net of commissions of $16,000 and $20,000, respectively. As of September 30, 2024, the Company is authorized to repurchase approximately $8,082,000 of shares of common stock.

Stock Based Compensation

The Company’s 2022 and 2019 Incentive Plans (collectively, the “Plans”), permit the Company to grant, among other things, stock options, restricted stock, RSUs, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company’s common stock were authorized for issuance pursuant to each plan at such plan’s inception.

The following details the shares subject to awards that are outstanding under the Plans as of September 30, 2024:

	Restricted Stock	RSUs
2022 Incentive Plan	300,515	256,740
2019 Incentive Plan (a)	426,625	—
Totals	727,140	256,740
(a)	No additional awards may be granted under such plan.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2024 (CONTINUED)

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

RSUs

The following table reflects the activities involving RSUs:

	2024 Grant (a)	2023 Grant	2022 Grant		2021 Grant		2020 Grant
RSUs granted (b)	88,250	85,250	85,350		80,700		75,026
RSUs vested	—	—	—		39,811	(c)	74,988	(d)
RSUs forfeited	—	—	2,110	(e)	40,889	(f)	38	(e)
RSUs outstanding	88,250	85,250	83,240		—		—
Vesting date (g)(h)	6/30/2027	6/30/2026	6/30/2025		6/30/2024		6/30/2023
(a)	These shares were granted in July 2024.
(b)	The shares underlying the RSUs are excluded from the shares shown as outstanding on the balance sheet until they have vested and been issued.
(c)	Such shares were issued in August 2024.
(d)	Such shares were issued in August 2023.
(e)	Such shares were forfeited due to the retirement of an executive officer before the completion of the applicable three-year performance cycle.
(f)	Of the 40,889 shares (i) 39,811 shares were not earned because the applicable market condition had not been satisfied and (ii) 1,078 shares were forfeited due to the retirement of an executive officer before the completion of the applicable three-year performance cycle.
(g)	Generally, the recipient must maintain a relationship with the Company during the applicable three-year performance cycle.
(h)	RSUs vest upon satisfaction of metrics related to average annual total stockholder return (“TSR Metric”) and average annual return on capital (“ROC Metric”; together with the TSR Metric, the “Metrics”) and are issued to the extent the Compensation Committee determines that the Metrics with respect to the vesting of such shares have been satisfied.

The specific metrics and other material terms and conditions of the RSUs are as follows:

			Performance Criteria (a)
Year RSU Granted	Metric	Weight	Minimum	Maximum
2021 - 2024 (b)(c)(d)	ROC Metric (e)	50%	Average annual of at least 6.0%	Average annual of at least 8.75%
	TSR Metric (f)	50%	Average annual of at least 6.0%	Average annual of at least 11.0%

(a)	If the average annual ROC or TSR falls between the applicable minimum and maximum performance criteria, a pro-rata portion of such units, as applicable, vest.
(b)	Such RSUs are not entitled to voting rights.
(c)	The holders of such RSUs receive an amount equal to the dividends that would have been paid on the underlying shares had such shares been outstanding during the three-year performance cycle. As of September 30, 2024 and December 31, 2023, the Company accrued an aggregate of $328,000 and $450,000 of dividend equivalents, respectively, for the unvested RSUs based on the number of shares that would have been issued, underlying such RSUs, using performance and market assumptions determined at such dates.
(d)	In August 2024, the Company paid the holders of the 2021 RSU grant an aggregate of approximately $215,000 with respect to the dividend equivalent rights on the vested 39,811 shares.
(e)	The ROC Metrics meet the definition of a performance condition. Fair value is based on the market value on the date of grant. For ROC Awards, the Company recognizes expense only when performance conditions are expected to be met; such performance assumptions are re-evaluated quarterly.
(f)	The TSR Metrics meet the definition of a market condition. A third-party appraiser prepares a Monte Carlo simulation pricing model to determine the fair value of such awards, which is recognized ratably over the three-year service period. For the 2024 TSR awards, the per unit or share fair value was estimated using the following assumptions: an expected life of three years, a dividend rate of 7.03%, a risk-free interest rate of 4.26% - 5.17% and an expected volatility of 22.79% - 24.80%.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2024 (CONTINUED)

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

As of September 30, 2024, based on performance and market assumptions, the fair value of the RSUs granted in 2024, 2023 and 2022 is $1,167,000, $906,000 and $1,368,000, respectively. Recognition of such deferred compensation will be charged to General and administrative expense over the respective three-year performance cycles.

The following is a summary of the activity of the Plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Restricted stock:
Number of shares granted	—	—	151,180	152,955
Average per share grant price	$—	$—	$21.60	$22.09
Deferred compensation to be recognized over vesting period	$—	$—	$3,265,000	$3,379,000

Number of non-vested shares:
Non-vested beginning of the period	727,140	712,920	712,560	712,375
Grants	—	—	151,180	152,955
Vested during the period	—	—	(136,600)	(152,300)
Forfeitures	—	(260)	—	(370)
Non-vested end of the period	727,140	712,660	727,140	712,660

RSUs:
Number of underlying shares	88,250	85,250	88,250	85,250
Average per share grant price	$25.60	$20.32	$25.60	$20.32
Deferred compensation to be recognized over vesting period	$1,167,000	$979,000	$1,167,000	$979,000

Number of non-vested shares:
Non-vested beginning of the period	168,490	166,050	248,112	241,076
Grants	88,250	85,250	88,250	85,250
Vested during the period	—	—	(39,811)	(74,988)
Forfeitures	—	—	(39,811)	(38)
Non-vested end of the period	256,740	251,300	256,740	251,300

Restricted stock and RSU grants (based on grant price):
Weighted average per share value of non-vested shares	$24.88	$25.91	$24.88	$25.91
Value of stock vested during the period	$—	$—	$4,723,000	$5,165,000
Weighted average per share value of shares forfeited during the period	$—	$25.85	$30.46	$25.47

Total charge to operations:
Outstanding restricted stock grants	$921,000	$923,000	$2,734,000	$3,051,000
Outstanding RSUs	327,000	288,000	953,000	1,052,000
Total charge to operations	$1,248,000	$1,211,000	$3,687,000	$4,103,000

As of September 30, 2024, total compensation costs of $8,158,000 and $1,957,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average remaining vesting period is 2.3 years for the restricted stock and 1.8 years for the RSUs. The Company recognizes the effect of forfeitures on restricted stock awards and RSUs when they occur, and previously recognized compensation expense is reversed in the period the grant or unit is forfeited.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2024 (CONTINUED)

NOTE 11 – EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing net income allocable to common stockholders for each period by the weighted average number of shares of common stock outstanding during the applicable period. Net income is also allocated to the unvested restricted stock outstanding during each period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of September 30, 2024, the shares of common stock underlying the RSUs (see Note 10) are excluded from the basic earnings per share calculation, as these units are not participating securities until they vest and are issued.

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

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator for basic and diluted earnings per share:
Net income	$5,189	$2,769	$20,246	$14,716
Deduct net income attributable to non-controlling interests	(12)	(22)	(361)	(64)
Deduct earnings allocated to unvested restricted stock (a)	(327)	(321)	(981)	(971)
Net income available for common stockholders: basic and diluted	$4,850	$2,426	$18,904	$13,681

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	20,635	20,567	20,578	20,552
Effect of dilutive securities: RSUs	118	29	99	46
Denominator for diluted earnings per share:
Weighted average number of shares	20,753	20,596	20,677	20,598

Earnings per common share: basic	$.24	$.12	$.92	$.67
Earnings per common share: diluted	$.23	$.12	$.91	$.66
(a)	Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2024 (CONTINUED)

NOTE 11 – EARNINGS PER COMMON SHARE (CONTINUED)

The following table identifies the number of shares of common stock underlying the RSUs that are included in the calculation, on a diluted basis, of the weighted average number of shares of common stock for such periods:

Three and Nine Months Ended September 30, 2024:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
July 16, 2024 (c)	88,250	2,067	44,125	46,192	42,058
July 1, 2023 (c)	85,250	14,373	42,625	56,998	28,252
July 1, 2022 (c)	83,240	25,160	38,225	63,385	19,855
Totals	256,740	41,600	124,975	166,575	90,165

Three and Nine Months Ended September 30, 2023:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
July 1, 2023 (c)	85,250	23,839	—	23,839	61,411
July 1, 2022 (c)	85,350	35,344	—	35,344	50,006
August 3, 2021 (d)	80,700	39,811	—	39,811	40,889
Totals	251,300	98,994	—	98,994	152,306
(a)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is September 30 of the applicable period.
(b)	Excluded as the applicable conditions had not been met for these shares at the applicable measurement dates.
(c)	The RSUs awarded in 2024, 2023 and 2022 vest, subject to satisfaction of the applicable market and/or performance conditions, as of June 30, 2027, 2026 and 2025, respectively (see Note 10).
(d)	With respect to the RSUs awarded August 3, 2021, 39,811 shares were deemed to have vested and the balance of 39,811 shares were forfeited in June 2024. The vested shares were issued in August 2024 (see Note 10).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2024 (CONTINUED)

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

The fair value and carrying amounts of the Company’s mortgages payable are as follows (dollars in thousands):

	September 30,	December 31,
	2024	2023
Fair value of mortgages payable (a)	$417,099	$397,031
Carrying value of mortgages payable, gross	$430,524	$422,565
Fair value less than the carrying value	$(13,425)	$(25,534)
Blended market interest rate (a)	5.52%	5.93%
Weighted average interest rate	4.53%	4.31%
Weighted average remaining term to maturity (years)	6.2	5.9
(a)	Estimated using unobservable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair Value on a Recurring Basis

As of September 30, 2024, the Company had in effect ten interest rate derivatives, all of which were interest rate swaps, related to ten outstanding mortgage loans with an aggregate $16,486,000 notional amount maturing between 2024 and 2026 (weighted average remaining term to maturity of approximately one year). These interest rate swaps, all of which were designated as cash flow hedges, converted SOFR based variable rate mortgages to fixed annual rate mortgages. The interest rates range from 3.22% to 4.34% and a weighted average interest rate of 3.92% at September 30, 2024. The Company’s objective in using interest rate swaps is to add stability to interest expense. The Company does not use derivatives for trading or speculative purposes.

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This fair value analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the associated credit valuation adjustments use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of September 30, 2024, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy. The Company does not currently own any financial instruments that are measured on a recurring basis and that are classified as Level 1 or 3.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2024 (CONTINUED)

NOTE 12 – FAIR VALUE MEASUREMENTS (CONTINUED)

The fair value of the Company’s derivative financial instruments was determined to be the following (amounts in thousands):

	As of	Carrying and Fair Value
Financial assets: Interest rate swaps	September 30, 2024	$271
	December 31, 2023	824

The fair value of the Company’s derivatives is reflected in Escrow, deposits and other assets and receivables on the consolidated balance sheets. As of September 30, 2024 and December 31, 2023, there were no derivatives in a liability position.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Amount of (loss) gain recognized on derivatives in other comprehensive income	$(106)	$133	$135	$500
Amount of reclassification from Accumulated other comprehensive income into Interest expense	190	340	708	975

During the twelve months ending September 30, 2025, the Company estimates an additional $236,000 will be reclassified from Accumulated other comprehensive income as a decrease to Interest expense.

The derivative agreements in effect at September 30, 2024 provide that if the wholly-owned subsidiary of the Company which is a party to such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for such swap breakage losses.

Fair Value on a Non-Recurring Basis

Non-financial assets measured at fair value on a non-recurring basis in the consolidated financial statements consist of a former property located in Hamilton, Ohio for which the Company had recorded an impairment loss of $1,086,000 during the nine months ended September 30, 2024 (as discussed in Note 5). The Company determined fair value based on an executed contract of sale for the property which was determined to be a Level 3 input in the fair value hierarchy.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2024 (CONTINUED)

NOTE 13 – NEW ACCOUNTING PRONOUNCEMENT

On January 1, 2024, the Company adopted the FASB ASU No. 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures, as amended, which enhances disclosures of significant segment expenses regularly provided to the chief operating decision maker.

Substantially all of the Company’s real estate assets, at acquisition, are comprised of real estate owned that is leased to tenants on a long-term basis. Therefore, the Company aggregates real estate assets for reporting purposes and operates in one reportable segment.

The Company’s Chief Operating Decision Makers (“CODMs”) are its Chief Executive Officer and Chief Operating Officer. As the Company operates in one reportable segment, the CODMs are provided financial reports which include (i) a consolidated income statement (detailing total revenues, total operating expenses, operating income and net income) and (ii) Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”). These financial reports assist the CODMs in assessing the Company’s financial performance and in allocating resources appropriately.

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

Challenges and Uncertainties Facing Certain Tenants and Properties

As more fully described in our Annual Report, and in particular, the sections thereof entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we face challenges due to the volatile economic environment, and certain of our properties and tenants face various challenges. Our cash flow and profitability will be adversely impacted if the issues with respect to the challenged tenants/properties identified in the Annual Report are not resolved in a satisfactory manner. There have been no material changes to the status of such tenants/ properties other than with respect to the sale of our Hamilton, Ohio property (see “–Property Transactions – Sales during the three months ended September 30, 2024”).

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

We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial and, to a lesser extent, retail properties, many of which are subject to long-term net leases. As of September 30, 2024, we own 104 properties (including two properties owned by consolidated joint ventures and two properties owned by unconsolidated joint ventures) located in 31 states. Based on square footage, our occupancy rate at September 30, 2024 is approximately 99.1%.

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

Our 2024 contractual base rent is approximately $73.1 million and represents, after giving effect to any abatements, concessions, deferrals or adjustments, the base rent payable to us during the twelve months ending September 30, 2025 under leases in effect at September 30, 2024.

Excluded from contractual rental income is an aggregate of $1.4 million comprised of (i) $1.3 million, subject to the property generating specified levels of positive operating cash flow, of estimated variable lease payments from The Vue, a multi-family complex which ground leases the underlying land from us and as to which there is uncertainty as to when and whether the tenant will resume paying rent, and (ii) $148,000 representing our share of the base rent payable to our joint ventures.

The following table sets forth scheduled expirations of leases at our properties as of September 30, 2024 for the years indicated below:

				Percentage of
		Approximate		Contractual
	Number of	Square Footage	Contractual	Rental Income
Lease Expiration (a)	Expiring	Subject to	Rental Income Under	Represented by
12 Months Ending September 30,	Leases	Expiring Leases (b)	Expiring Leases	Expiring Leases
2025	9	340,049	$1,647,000	2.3
2026	14	792,295	5,051,000	6.9
2027	31	2,149,752	13,784,000	18.9
2028	23	1,352,279	8,981,000	12.3
2029	18	1,648,931	10,487,000	14.3
2030	16	1,026,735	7,558,000	10.3
2031	14	1,212,894	7,523,000	10.3
2032	5	457,228	2,595,000	3.6
2033	13	925,972	8,940,000	12.2
2034	7	220,107	2,369,000	3.2
2035 and thereafter	10	711,460	4,151,000	5.7
	160	10,837,702	$73,086,000	100.0
(a)	Lease expirations assume tenants do not exercise existing renewal or termination options.
(b)	Excludes an aggregate of 84,197 square feet of vacant space.

Property Transactions

Acquisition during the three months ended September 30, 2024

On August 19, 2024, we acquired an industrial property in Council Bluffs, Iowa for $33.0 million, incurred $79,000 of transaction costs that were capitalized and simultaneously obtained new mortgage debt of $18.4 million bearing an interest rate of 6.08% (interest only until 2029) and maturing in 2034 (see Note 4 to our consolidated financial statements). This property contributed $322,000 of rental income, net, $188,000 of operating expenses (including depreciation and amortization expense of $161,000) and $134,000 of mortgage interest expense. We estimate that commencing October 1, 2024, the quarterly rental income (excluding variable lease revenues), depreciation and amortization expense and mortgage interest expense from this property will be $623,000, $332,000 and $280,000, respectively.

Sales during the three months ended September 30, 2024

We sold the following properties (amounts in thousands):

					Gain on
			Gross Sales		Sale of Real
Description of Property	City, State	Date Sold	Price		Estate, net
Vacant health and fitness property	Hamilton, Ohio	August 15, 2024	$4,350		$17	(a)
Vacant industrial property	Wauconda, Illinois	August 29, 2024	4,425		1,177
Hobby Lobby retail property	Woodbury, Minnesota	September 16, 2024	4,750		921
			$13,525	(b)	$2,115
(a)	Excludes a $1.1 million impairment loss at our Hamilton, Ohio property recognized during the nine months ended September 30, 2024.
(b)	In connection with these sales, the Company paid off mortgages in an aggregate of $6,303.

These properties contributed the following during the periods indicated (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Description	2024	2023	2024	2023
Rental income, net	$21	$467	$451	$1,364
Real estate operating expenses (a)	(180)	(247)	(582)	(727)
Mortgage interest expense	(65)	(74)	(287)	(225)
Totals	$(224)	$146	$(418)	$412
(a)	Includes depreciation and amortization expense of $44 and $240 for the three and nine months ended September 30, 2024, respectively, and $142 and $425 for the three and nine months ended September 30, 2023, respectively.

Transactions subsequent to September 30, 2024

In October and November 2024, we signed contracts to sell the following properties (amounts in thousands):

			Gross	Net		Estimated
			Sales	Sales		Gain on Sale of
Description of Property	City, State	Contract Date	Price	Proceeds		Real Estate, net
LA Fitness health and fitness property	Secaucus, New Jersey	October 15, 2024	$21,428	$13,000	(a)	$6,400	(b)
Advance Auto retail property	Hilliard, Ohio	October 24, 2024	1,615	700	(a)	300	(b)
Multi-tenant retail property	St. Louis Park, Minnesota	November 4, 2024	14,200	14,000		300	(c)
			$37,243	$27,700		$7,000
(a)	In connection with these sales, the Company anticipates paying off mortgages in an aggregate of $7,500.
(b)	These properties are anticipated to be sold during the three months ending December 31, 2024.
(c)	This property is anticipated to be sold during the three months ending March 31, 2025.

These properties contributed the following during the periods indicated (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Description	2024	2023	2024	2023
Rental income, net	$929	$954	$2,853	$2,924
Real estate operating expenses (a)	(376)	(376)	(1,126)	(1,195)
Mortgage interest expense	(90)	(95)	(273)	(287)
Totals	$463	$483	$1,454	$1,442
(a)	Includes depreciation and amortization expense of $182 for each of the three months ended September 30, 2024 and 2023, respectively, and $545 for each of the nine months ended September 30, 2024 and 2023, respectively.

In November 2024, we exercised our right to terminate the contract to acquire, for $28.3 million, a 236,324 square foot property in Council Bluffs, Iowa, and our $500,000 deposit was returned. Although we continue to evaluate such acquisition, we can provide no assurance that such transaction will be completed.

Results of Operations

Total revenues

The following table compares total revenues for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Dollars in thousands)	2024	2023	(Decrease)	% Change	2024	2023	(Decrease)	% Change
Rental income, net	$22,211	$22,546	$(335)	(1.5)	$66,457	$67,905	$(1,448)	(2.1)
Lease termination fee	—	—	—	—	250	—	250	n/a
Total revenues	$22,211	$22,546	$(335)	(1.5)	$66,707	$67,905	$(1,198)	(1.8)

Rental income, net

The following table details the components of rental income, net, for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Dollars in thousands)	2024	2023	(Decrease)	% Change	2024	2023	(Decrease)	% Change
Acquisitions (a)	$955	$268	$687	256.3	$1,837	$268	$1,569	585.4
Dispositions (b)	21	1,471	(1,450)	(98.6)	995	4,689	(3,694)	(78.8)
Same store (c)	21,235	20,807	428	2.1	63,625	62,948	677	1.1
Rental income, net	$22,211	$22,546	$(335)	(1.5)	$66,457	$67,905	$(1,448)	(2.1)
(a)	Represents rental income from four properties acquired since January 1, 2023.
(b)	Represents rental income from properties sold since January 1, 2023.
(c)	Represents rental income from 98 properties that were owned for the entirety of the periods presented.

Changes at same store properties

The changes in same store rental income during the three and nine months ended September 30, 2024 are due primarily to increases of:

-	$432,000 and $1,068,000, respectively, from various lease amendments and extensions at our properties,
-	$216,000 and $527,000, respectively, due to new tenants at various properties, and
-	for the nine months ended September 30, 2024, $231,000 in tenant reimbursements, of which $137,000 relates to real estate tax expenses generally incurred during such period.

The increases were offset during the three and nine months ended September 30, 2024 by decreases in rental income of:

-	$143,000 and $326,000, respectively, from lease expirations at various properties, and

-	for the nine months ended September 30, 2024, $761,000, from our two Regal Cinemas properties due to lease amendments effectuated in connection with its 2023 bankruptcy reorganization.

Lease Termination Fee

In March 2024, a consolidated joint venture in Lakewood, Colorado, in which we hold a 90% interest, received a lease termination fee of $250,000 from a tenant due to the early termination of its lease in connection with the sale of the related restaurant parcel.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Dollars in thousands)	2024	2023	(Decrease)	% Change	2024	2023	(Decrease)	% Change
Operating expenses:
Depreciation and amortization	$6,133	$6,310	$(177)	(2.8)	$18,119	$18,569	$(450)	(2.4)
Real estate expenses	4,231	4,061	170	4.2	12,677	12,139	538	4.4
General and administrative	3,886	3,864	22.6		11,585	12,068	(483)	(4.0)
Impairment Loss	—	—	—	—	1,086	—	1,086	n/a
State taxes	74	76	(2)	(2.6)	184	232	(48)	(20.7)
Total operating expenses	$14,324	$14,311	$13.1		$43,651	$43,008	$643	1.5

Depreciation and amortization. The decreases in the three and nine months ended September 30, 2024 are due primarily to (i) the inclusion in the corresponding 2023 periods of $362,000 and $858,000, respectively, of such expense from the properties sold since January 1, 2023, and (ii) decreases of $293,000 and $942,000, respectively, related to tenant origination costs at several properties that prior to September 30, 2024 were fully amortized.

The decreases were offset by (i) $293,000 and $804,000, respectively, of such expense from four properties acquired since January 1, 2023, and (ii) $151,000 and $396,000, respectively, of depreciation from improvements at several properties. In addition, the nine months ended September 30, 2024 includes $112,000 of amortization of leasing commissions at several properties.

Real estate expenses. The increases in the three and nine months ended September 30, 2024 are due primarily to (i) $104,000 and $176,000, respectively, of real estate expenses primarily related to insurance expense for several properties, none of which were individually significant, and (ii) in the nine months ended September 30, 2024, $318,000 from four properties acquired since January 1, 2023.

A substantial portion of real estate expenses is rebilled to tenants and is included in Rental income, net, on the consolidated statements of income.

General and administrative. The decrease in the nine months ended September 30, 2024 is due primarily to decreases (i) in non-cash compensation expense due primarily to the inclusion of $233,000 in the corresponding 2023 period from the retirement, and related accelerated vesting, of an executive officer’s restricted stock awards, and (ii) of $165,000 in litigation related professional fees.

Impairment loss. During the nine months ended September 30, 2024, we recorded a $1.1 million impairment loss at our former Hamilton, Ohio property tenanted by LA Fitness. (See Note 5 to our consolidated financial statements).

Gain on sale of real estate, net

The following table compares gain on sale of real estate, net for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Dollars in thousands)	2024	2023	(Decrease)	% Change	2024	2023	(Decrease)	% Change
Gain on sale of real estate, net	$2,115	$332	$1,783	537.0	$11,347	$5,046	$6,301	124.9

The following table lists the sold properties and the related gains, net, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023
Restaurant parcel - Lakewood, Colorado (a)	$—	$—	$1,784	$—
Restaurant property - Kennesaw, Georgia	—	—	964	—
Industrial property - Miamisburg, Ohio	—	—	1,507	—
Retail property - Wichita, Kansas	—	—	1,884	—
Retail property - Lawrence, Kansas	—	—	43	—
Retail property - Cape Girardeau, Missouri (b)	—	—	978	—
Vacant retail property - Kennesaw, Georgia	—	—	2,072	—
Vacant health and fitness property - Hamilton, Ohio	17	—	17	—
Vacant industrial property - Wauconda, Illinois	1,177	—	1,177	—
Retail property - Woodbury, Minnesota	921	—	921	—
Restaurant property - Hauppauge, New York	—	—	—	1,534
Retail property - Duluth, Georgia	—	—	—	3,180
Restaurant property - Greensboro, North Carolina	—	332	—	332
Total Gain on sale of real estate, net	$2,115	$332	$11,347	$5,046
(a)	This restaurant parcel, at a multi-tenant shopping center, is owned through a consolidated joint venture in which we have a 90% interest. The non-controlling interest’s share of this gain was $178.

(b)	This property was owned through a consolidated joint venture in which we had a 95% interest. The non-controlling interest’s share of this gain was $105.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change
Other income and expenses:
Equity in (loss) earnings of unconsolidated joint ventures	$(9)	$(905)	$896	(99.0)	$87	$(761)	$848	(111.4)
Other income	353	87	266	305.7	896	131	765	584.0
Interest:
Expense	(4,932)	(4,768)	164	3.4	(14,399)	(13,978)	421	3.0
Amortization and write-off of deferred financing costs	(225)	(212)	13	6.1	(741)	(619)	122	19.7

Equity in (loss) earnings of unconsolidated joint ventures. The three and nine months ended September 30, 2023 include our 50% share of an impairment charge, or $850,000, related to our former Manahawkin, New Jersey joint venture property which was sold in December 2023.

Other Income. The increases in the three and nine months ended September 30, 2024 are due to increases of $325,000 and $722,000, respectively, in interest income primarily from investments in short-term U.S. treasury bills.

Interest expense. The following table compares interest expense for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change
Interest expense:
Mortgage interest	$4,868	$4,454	$414	9.3	$14,210	$12,976	$1,234	9.5
Credit line interest	64	314	(250)	(79.6)	189	1,002	(813)	(81.1)
Total	$4,932	$4,768	$164	3.4	$14,399	$13,978	$421	3.0

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change
Weighted average principal amount	$428,583	$421,762	$6,821	1.6	$424,261	$414,483	$9,778	2.4
Weighted average interest rate	4.51%	4.19%	0.32%	7.6	4.43%	4.15%	0.28%	6.7

The increases in mortgage interest in the three and nine months ended September 30, 2024 are due primarily to increases in the weighted average interest rate on the principal amount of mortgage debt outstanding as a result of financings and refinancings, offset by mortgage payoffs (generally in connection with scheduled maturities) and scheduled amortization payments.

Credit line interest

The decreases in credit line interest in the three and nine months ended September 30, 2024 are due to the payoff of the principal balance outstanding on the credit facility. The interest expense of $64,000 and $189,000 for the three and nine months ended September 30, 2024, respectively, constitutes the unused facility fee.

The weighted average interest rate was 7.01% and 6.60% for the three and nine months ended September 30, 2023, respectively, and the weighted average principal amount outstanding was $14.7 million and $17.1 million for the three and nine months ended September 30, 2023, respectively.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales. Our available liquidity at November 1, 2024, was $129.8 million, including $29.8 million of cash and cash equivalents (including the credit facility’s required minimum $3.0 million average deposit maintenance balance) and up to $100.0 million available under our credit facility. At November 1, 2024, the facility is available for the acquisition of commercial real estate, repayment of mortgage debt, and up to $40.0 million for renovation and operating expense purposes.

Liquidity and Financing

We expect to meet our short-term (i.e., one year or less) and long-term:

●	operating cash requirements (including debt service, anticipated dividend payments and, if any, repurchases of our common stock), principally from cash flow from operations, our available cash and cash equivalents, proceeds from and, to the extent permitted and needed, our credit facility,
●	investing cash requirements (including an estimated $3.6 million of capital expenditures on existing properties), from the foregoing, as well as property sales, sales of our common stock and property financings and refinancings, and
●	financing cash requirements as described below.

At September 30, 2024, we had 64 outstanding mortgages payable secured by 65 properties in the aggregate principal amount of $430.5 million (before netting unamortized deferred financing costs of $3.7 million and mortgage intangibles of $702,000). These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $685.0 million, before accumulated depreciation of $129.4 million. After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.05% to 6.25% (a 4.53% weighted average interest rate) and mature between 2024 and 2047 (a 6.2 year weighted average remaining term to maturity).

The following table sets forth, as of September 30, 2024, information with respect to our mortgage debt that is payable during the three months ending December 31, 2024 and for each of the subsequent twelve months through December 31, 2027:

(Dollars in thousands)	2024	2025	2026	2027	Total
Amortization payments	$2,954	$11,031	$10,995	$9,935	$34,915
Principal due at maturity	5,149	29,157	19,179	38,525	92,010
Total	$8,103	$40,188	$30,174	$48,460	$126,925

Weighted average interest rate on principal due at maturity	4.44%	4.34%	3.88%	3.64%	3.96%

(1)

We intend to make debt amortization payments from operating cash flow and, although no assurance can be given that we will be successful in this regard, generally intend to refinance, extend or pay off the mortgage loans which mature from 2024 through 2027. In particular, we anticipate refinancing a substantial portion of the remaining debt maturing in 2024 and 2025, although given the significant increase in interest rates over the past year, we can provide no assurance that we will be able to do so on terms as favorable as those currently in effect or at all. We generally intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash, proceeds from property sales and, if any, the sale of our common stock, and our credit facility (to the extent available).

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

Credit Facility

Our credit facility provides that subject to borrowing base requirements, we can borrow up to $100.0 million for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $40.0 million and 40% of the borrowing base. The facility matures December 31, 2026 and bears interest equal to 30-day SOFR plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 275 basis points if such ratio is greater than 60%. The applicable margin was 175 basis points for each of the nine months ended September 30, 2024 and 2023. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. The interest rate on the facility was 6.59% and 6.42% at September 30, 2024 and November 1, 2024.

The terms of our credit facility include certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At September 30, 2024, we were in compliance with the covenants under this facility.

Off-Balance Sheet Financing Arrangement

We own a land parcel located in Beachwood, Ohio which is improved by a multi-family complex (i.e., The Vue Apartments) that we ground lease to the owner/operator of such complex. This ground lease did not generate any rental income during the nine months ended September 30, 2024 and 2023. At September 30, 2024, the carrying value of the land on our balance sheet was approximately $17.3 million; our leasehold position is subordinate to $62.6 million of mortgage debt incurred by our tenant, the owner/operator of the multi-family complex. In addition, we have agreed, in our discretion, to fund certain capital expenditures and operating cash flow shortfalls at this property. We do not believe that this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions, except to the extent we determine to continue to fund the capital expenditures required by, and the operating cash flow shortfalls at, this property. See Note 6 to our consolidated financial statements for additional information regarding this arrangement.

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

The tables below provide a reconciliation of net income and net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
GAAP net income attributable to One Liberty Properties, Inc.	$5,177	$2,747	$19,885	$14,652
Add: depreciation and amortization of properties	5,921	6,134	17,524	18,028
Add: our share of depreciation and amortization of unconsolidated joint ventures	6	130	16	389
Add: impairment loss	—	—	1,086	—
Add: amortization of deferred leasing costs	212	176	595	541
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	11	5	12	14
Add: our share of impairment loss of unconsolidated joint venture property	—	850	—	850
Deduct: gain on sale of real estate, net	(2,115)	(332)	(11,347)	(5,046)
Adjustments for non-controlling interests	(19)	(19)	227	(53)
NAREIT funds from operations applicable to common stock	9,193	9,691	27,998	29,375
Deduct: straight-line rent accruals and amortization of lease intangibles	(836)	(619)	(2,006)	(2,139)
Adjust: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	30	(5)	27	(15)
Deduct: lease termination fee income	—	—	(250)	—
Deduct: other income and income on settlement of litigation	(27)	(75)	(82)	(75)
Deduct: our share of unconsolidated joint venture lease termination fee income	—	(21)	—	(21)
Deduct: additional rent from ground lease tenant	—	—	—	(16)
Add: amortization of restricted stock and RSU compensation	1,248	1,211	3,687	4,103
Add: amortization and write-off of deferred financing costs	225	212	741	619
Add: amortization of lease incentives	30	30	90	91
Add: amortization of mortgage intangible assets	34	33	103	79
Add: our share of amortization of deferred financing costs of unconsolidated joint venture	—	4	—	13
Adjustments for non-controlling interests	2	(1)	30	(1)
Adjusted funds from operations applicable to common stock	$9,899	$10,460	$30,338	$32,013

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
GAAP net income attributable to One Liberty Properties, Inc.	$.23	$.12	$.91	$.66
Add: depreciation and amortization of properties	.29	.29	.83	.86
Add: our share of depreciation and amortization of unconsolidated joint ventures	—	.01	—	.02
Add: impairment loss	—	—	.05	—
Add: amortization of deferred leasing costs	.01	.01	.03	.03
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—	—	—
Add: our share of impairment loss of unconsolidated joint venture property	—	.04	—	.04
Deduct: gain on sale of real estate, net	(.10)	(.02)	(.53)	(.24)
Adjustments for non-controlling interests	—	—	.01	—
NAREIT funds from operations per share of common stock (a)	.43	.45	1.30	1.37
Deduct: straight-line rent accruals and amortization of lease intangibles	(.04)	(.03)	(.08)	(.10)
Adjust: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—	—	—
Deduct: lease termination fee income	—	—	(.01)	—
Deduct: other income and income on settlement of litigation	—	—	—	—
Deduct: our share of unconsolidated joint venture lease termination fee income	—	—	—	—
Deduct: additional rent from ground lease tenant	—	—	—	—
Add: amortization of restricted stock and RSU compensation	.06	.06	.17	.19
Add: amortization and write-off of deferred financing costs	.01	.01	.03	.03
Add: amortization of lease incentives	—	—	—	—
Add: amortization of mortgage intangible assets	—	—	—	—
Add: our share of amortization of deferred financing costs of unconsolidated joint venture	—	—	—	—
Adjustments for non-controlling interests	—	—	—	—
Adjusted funds from operations per share of common stock (a)	$.46	$.49	$1.41	$1.49

(a)	The weighted average number of diluted common shares used to compute FFO and AFFO applicable to common stock includes unvested restricted shares that are excluded from the computation of diluted EPS.

Three months ended September 30, 2024 and 2023

The $498,000, or 5.1%, decrease in FFO for the three months ended September 30, 2024 from the corresponding 2023 period is due primarily to:

●	a $335,000 decrease in rental income, net,
●	a $170,000 increase in real estate operating expenses, and
●	a $164,000 increase in interest expense.

Offsetting the decrease is:

●	a $266,000 increase in other income.

The $561,000, or 5.4%, decrease in AFFO for the three months ended September 30, 2024 from the corresponding 2023 period is due to the factors impacting FFO as described immediately above, including a $217,000 decrease in rental income, net, due to the exclusion of the amortization of straight line rent and lease-related intangibles.

See “—Results of Operations” for further information regarding these changes.

Nine months ended September 30, 2024 and 2023

The $1.4 million, or 4.7%, decrease in FFO for the nine months ended September 30, 2024 from the corresponding 2023 period is due primarily to:

●	a $1.4 million decrease in rental income, net,
●	a $538,000 increase real estate operating expenses,
●	a $421,000 increase in interest expense, and
●	a $377,000 decrease in equity in earnings from our unconsolidated joint ventures due to the inclusion and exclusion, in the 2023 period, of rent income and depreciation expense, respectively, from our former Manahawkin, New Jersey shopping center, which was sold in December 2023.

Offsetting the decrease is:

●	a $765,000 increase in other income,
●	a $483,000 decrease in general and administrative expenses, and
●	$250,000 of lease termination fee income.

The $1.7 million, or 5.2%, decrease in AFFO for the nine months ended September 30, 2024 from the corresponding 2023 period is due to the factors impacting FFO as described immediately above, excluding the (i) $416,000 decrease in general and administrative expenses related to the amortization of restricted stock and RSU compensation, (ii) $250,000 lease termination fee income, and (iii) a $133,000 increase in rental income, net, due to the exclusion of the amortization of straight line rent and lease-related intangibles.

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

We use interest rate swaps to limit interest rate risk on substantially all variable rate mortgages. These swaps are used for hedging purposes - not for speculation. We do not enter into interest rate swaps for trading purposes. At September 30, 2024, we had no liability in the event of the early termination of our swaps.

At September 30, 2024, we had 10 interest rate swap agreements outstanding. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of September 30, 2024, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and the net unrealized gain on derivative instruments would have increased by $132,000. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and the net unrealized gain on derivative instruments would have decreased by $134,000. These changes would not have any impact on our net income or cash.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended September 30, 2024.

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
101

The following financial statements and notes from the One Liberty Properties, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 filed on November 6, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

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

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: November 6, 2024	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: November 6, 2024	/s/ Isaac Kalish
Isaac Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)