Form 10-K
period 2024-12-31
ONE LIBERTY PROPERTIES INC
filed 2025-03-06
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

As of June 30, 2024 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of all common equity held by non-affiliates of the registrant, computed by reference to the price at which common equity was last sold on said date, was approximately $373 million.

As of February 28, 2025, the registrant had 21,586,978 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2025 annual meeting of stockholders of One Liberty Properties, Inc., to be filed pursuant to Regulation 14A not later than April 30, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K

Explanatory Note

In the narrative portion of this Annual Report on Form 10-K, except as otherwise indicated or the context otherwise requires:

●	the information with respect to our consolidated joint ventures is generally described as if such ventures are our wholly owned subsidiaries and information with respect to unconsolidated joint ventures is generally separately described.

●	(i) all references to joint ventures refer to unconsolidated joint ventures, (ii) all interest rates with respect to debt give effect to the related interest rate derivative, if any, (iii) amounts reflected as debt reflect the gross debt owed, without deducting deferred financing costs and (iv) references to industrial properties include properties (a) a portion of which may be used for office purposes and (b) that are used for distribution, warehouse and flex purposes.

●	the term “standard carve-outs,” when used in describing mortgages or mortgage financings, refers to recourse items to an otherwise non-recourse mortgage. While carve-outs vary from lender to lender and transaction to transaction, the carve-outs may include, among other things, voluntary bankruptcy filings, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could create liens on the property and the conversion of security deposits, insurance proceeds or condemnation awards. The interest rate on most of our variable rate mortgage debt has been fixed through the use of interest rate swap agreements. In addition to our being liable for “standard carve-outs”, we may also be liable, at the parent company level, for swap breakage losses on otherwise non-recourse mortgage debt that is subject to an interest rate swap agreement, if such agreement is terminated prior to its stated expiration. See Note 9 to our consolidated financial statements.

●	we present information regarding our 2025 contractual rental income (which we also refer to as “contractual rental income”) – contractual rental income represents the base rent tenants are required to pay us in 2025 and does not reflect, among other things, variable rent (including amounts tenants are required to reimburse us) or the adjustments required by United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”) to present rental income. We view contractual rental income as an operating – not a financial – metric and present it because we believe investors are interested in knowing the amount of cash rent we are entitled to collect. Contractual rental income is not a substitute for rental income, as determined in accordance with GAAP, and may not be comparable from year–to–year or to similar metrics presented by other REITs. See “Item 1. Business–Our Tenants”.

●	our use of the term e-commerce includes the provision by the retail, restaurant, health and fitness and theater sectors of their goods and services through distribution channels other than traditional brick and mortar distribution channels.

●	we refer to certain entities as “affiliated entities” because such entities share with us certain executive personnel and ownership. Our “affiliated entities” include Gould Investors L.P. (“Gould Investors”), a master limited partnership involved primarily in the ownership and operation of a diversified portfolio of real estate assets, BRT Apartments Corp. (“BRT”), a NYSE listed multi-family REIT and Majestic Property Management Corp. (“Majestic Property”), a property management company which compensates certain of our executive officers, and which is wholly owned by Fredric H. Gould, our vice chairman. The use of such term does not constitute an acknowledgement that such entities are affiliates (as such term is used in the Securities Act (as defined below) or Exchange Act (as defined below) of ours or one another.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “could,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions or variations thereof and include, without limitation, statements regarding our future estimated contractual rental income, funds from operations, adjusted funds from operations and our dividend. Among other things, forward looking statements with respect to (i) estimates of contractual rental income and rental income exclude variable rent (including tenant reimbursements) and the adjustments required by GAAP to present rental income, (ii) estimates of contractual rental income may not, unless otherwise expressly indicated, reflect the expenses (e.g., real estate expenses, interest, depreciation and amortization or any one or more of the foregoing) with respect to the associated property, (iii) anticipated property purchases, sales, financings and/or refinancings may not be completed during the period or on the terms indicated or at all, and (iv) estimates of gains from property sales or proceeds from financing or refinancing transactions are subject to adjustment, among other things, because actual closing costs may differ from the estimated costs. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.

The uncertainties, risks and factors which may cause actual results to differ materially from current expectations include, but are not limited to:

●	the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies;
●	adverse changes and disruption in the sectors in which our tenants operate (e.g., industrial and retail), which could impact our tenants’ ability to pay rent and expense reimbursement;
●	the level and volatility of interest rates;
●	loss or bankruptcy of one or more of our tenants, and bankruptcy laws that may limit our remedies if a tenant becomes bankrupt and rejects its lease;
●	general economic and business conditions and developments, including those currently affecting or that may affect our economy;
●	general and local real estate conditions, including any changes in the value of our real estate;
●	our ability to renew or re-lease space as leases expire;
●	our ability to pay dividends;
●	the effect of changes in political conditions in the U.S., including in connection with the new administration’s policies and priorities, or otherwise;
●	changes in governmental laws and regulations relating to real estate and related investments;
●	compliance with credit facility and mortgage debt covenants;
●	the availability of, and costs associated with, sources of capital and liquidity;

●	competition in our industry;
●	technological changes, such as artificial intelligence, autonomous vehicles, reconfiguration of supply chains, robotics, 3D printing or other technologies;
●	potential natural disasters, epidemics, pandemics or outbreak of infectious disease, such as COVID-19, and other potentially catastrophic events such as acts of war and/or terrorism; and
●	the other risks, uncertainties and factors described in the reports and documents we file with the SEC including the risks, uncertainties and factors described under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, and in the Quarterly Reports on Form 10-Q and the other reports we file with the SEC.

In light of the factors referred to above, the future events discussed or incorporated by reference in this report and other documents we file with the SEC may not occur, and actual results, performance or achievements could differ materially from those anticipated or implied in the forward-looking statements.  Given these uncertainties, you should not rely on any forward-looking statements.

Except as may be required under the U.S. federal securities laws, we undertake no obligation to publicly update our forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports that are filed with or furnished to the SEC.

PART I

Item 1. Business.

General

We are a self-administered and self-managed real estate investment trust, also known as a REIT. We acquire, own and manage a geographically diversified portfolio consisting of industrial and, to a lesser extent, retail properties, many of which are subject to long-term leases. Most of our leases are “net leases” under which the tenant, directly or indirectly, is responsible for paying the real estate taxes, insurance and ordinary maintenance and repairs of the property. As of December 31, 2024, we own 100 properties and participate in joint ventures that own two properties. These 102 properties are located in 31 states and have an aggregate of approximately 10.9 million square feet (including an aggregate of approximately 46,000 square feet at properties owned by our joint ventures).

As of December 31, 2024:

●	our 2025 contractual rental income (as described in “— Our Tenants”) is $72.0 million;
●	the occupancy rate of our properties is 99.2% based on square footage;
●	the weighted average remaining term of our mortgage debt is 6.1 years and the weighted average interest rate thereon is 4.56%; and
●	the weighted average remaining term of the leases generating our 2025 contractual rental income is five years.

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

2024 and Recent Developments

In 2024:

●	we acquired three industrial properties for an aggregate purchase price of $44.7 million. These properties account for $3.0 million, or 4.1%, of our 2025 contractual rental income.

●	we sold 11 properties (i.e., six retail, two industrial, two health and fitness, and one restaurant) and one parcel at a multi-tenant retail property, for an aggregate net sales proceeds of $38.2 million and an aggregate net gain on sale of real estate of $18.0 million. The properties sold accounted for $2.7 million, or 3.0%, and $5.1 million, or 5.6%, of 2024 and 2023 rental income, net, respectively.

●	as of December 31, 2024 and February 28, 2025, no amounts were outstanding on our $100.0 million credit facility.

Subsequent to December 31, 2024, we:

Purchases

●	acquired, on January 16, 2025, two Class A industrial properties located in Theodore, Alabama, (the “Alabama Purchase”), for $49.0 million, including a $29.0 million mortgage maturing in 2035 and bearing an interest rate of 6.12% (interest only for five years and then amortizing on a 30-year schedule). The two properties comprise an aggregate of 371,586 square feet, are located on approximately 31 acres and are leased to a total of four tenants with a weighted average remaining lease term of approximately seven years. We estimate that in 2025, these properties will generate an aggregate of approximately $3.0 million of contractual rental income and $1.7 million of interest expense.
●	acquired, on February 6, 2025, a Class A industrial property located in Wichita, Kansas (the “Kansas Purchase”), for $13.3 million, including a $7.5 million mortgage maturing in 2030 and bearing an interest rate of 6.09% (interest only through maturity). The property comprises 138,000 square feet, is located on approximately 9.5 acres, is leased to one tenant and the lease expires in 2028. We estimate that in 2025, this property will generate approximately $800,000 of contractual rental income and $413,000 of interest expense.
●	signed a contract, on February 6, 2025, to acquire a Class A industrial property located in Council Bluffs, Iowa (the “Council Bluffs II Purchase”; and together with the Alabama Purchase and the Kansas Purchase, the “New Properties”), for $26.0 million, including a $15.6 million mortgage maturing in 2035 and bearing an interest rate of 6.42% (interest only for five years and then amortizing on a 30-year schedule). The property comprises 236,324 square feet, is located on approximately 23.5 acres and is adjacent to a 302,347 square foot industrial property we acquired in 2024. The property is leased to two tenants and the weighted average remaining lease term is approximately six years. We estimate that the purchase will be completed in the first quarter of 2025 and that this property will generate, in 2025, approximately $1.5 million of contractual rental income and $800,000 of interest expense.

We estimate that after giving effect to the purchase of New Properties, 2025 contractual rental income will be approximately $77.3 million.

Sale

●	sold, on January 21, 2025, a restaurant property located in Concord, North Carolina (the “Concord Sale”) for $3.3 million and generated net proceeds of $3.1 million. This property accounted for $211,000 and $209,000 of rental income, net, $54,000 and $51,000 of depreciation and amortization expense, and $36,000 and $56,000 of mortgage interest expense for 2024 and 2023, respectively. We anticipate that we will recognize, during the quarter ending March 31, 2025, a gain of approximately $1.1 million from the sale of this property.

In January 2025, we terminated the previously announced contract to sell a multi-tenant retail center located in St. Louis Park, Minnesota.

Our Business Objective

Our business objective is to increase stockholder value by:

●	identifying opportunistic and strategic property acquisitions consistent with our portfolio and our acquisition strategies;
●	monitoring and maintaining our portfolio, and as appropriate, working with tenants to facilitate the continuation or expansion of their tenancies;
●	managing our portfolio effectively, including opportunistic and strategic property sales;
●	obtaining mortgage indebtedness (including refinancings) on favorable terms, ensuring that the cash flow generated by a property exceeds the debt service thereon and maintaining access to capital to finance property acquisitions; and
●	maintaining and, over time, increasing our dividend.

Acquisition Strategies

We seek to acquire properties throughout the U.S. that have locations, demographics and other investment attributes that we believe to be attractive. We believe that long-term leases provide a predictable income stream over the term of the lease, making fluctuations in market rental rates and in real estate values less significant to achieving our overall investment objectives. Our primary objective is to acquire single-tenant properties, and in particular, industrial properties, that are subject to long-term net leases that include periodic contractual rental increases or rent increases based on increases in the consumer price index. Periodic contractual rental increases provide reliable increases in future rent payments and rent increases based on the consumer price index provide protection against inflation. Historically, long-term leases have made it easier for us to obtain longer-term, fixed-rate mortgage financing with principal amortization, thereby moderating the interest rate risk associated with financing or refinancing our property portfolio and reducing the outstanding principal balance over time. We have, however, acquired properties, and may continue to acquire properties, that are subject to short-term leases when we believe that such properties represent a favorable opportunity for generating additional income from its re-lease or has significant residual value.

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

We identify properties through the network of contacts of our senior management, which contacts include real estate brokers, private equity firms, banks and law firms. In addition, we attend industry conferences and engage in direct solicitations.

Our charter documents do not limit the number of properties in which we may invest, the amount or percentage of our assets that may be invested in any specific property or property type, or the concentration of investments in any region in the U.S. We do not intend to acquire properties located outside of the U.S. We will continue to form entities to acquire interests in real properties, either alone or with other investors, and we may acquire interests in joint ventures or other entities that own real property.

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

Investment Evaluation

In evaluating potential investments, we consider, among other criteria, the following:

●	the current and projected cash flow of the property;
●	the estimated return on equity to us;
●	an evaluation of the property and improvements, given its location and use;
●	an evaluation of the credit quality of the tenant;
●	alternate uses or tenants for the property;
●	local demographics (population and rental trends);
●	the purpose for which the property is used (i.e., industrial, retail or other);
●	the terms of tenant leases, including co-tenancy provisions and the relationship between current rents and market rents;

●	the potential to finance and/or refinance the property;
●	the projected residual value of the property;
●	the ability of a tenant, if a net leased property, or major tenants, if a multi-tenant property, to meet operational needs and lease obligations;
●	potential for income and capital appreciation;
●	occupancy of and demand for similar properties in the market area; and
●	the ability of a tenant and the related property to withstand changing economic conditions and other challenges.

Our Tenants

The following table sets forth information about our tenants by industry sector as of December 31, 2024:

				Percentage of
	Number of	Number of	2025 Contractual	2025 Contractual
Type of Property	Tenants	Properties	Rental Income (1)	Rental Income
Industrial	72	56	$52,103,000	72.4
Retail—General	50	22	10,254,000	14.2
Retail—Furniture	2	9	3,449,000	4.8
Other (2)	4	3	1,992,000	2.8
Retail—Office Supply (3)	1	5	1,505,000	2.1
Theater	1	2	1,177,000	1.6
Health & Fitness	1	1	1,026,000	1.4
Restaurant	4	2	520,000	0.7
	135	100	$72,026,000	100.0
(1)	Our 2025 contractual rental income represents, after giving effect to any abatements, concessions, deferrals or adjustments, the base rent payable to us in 2025 through the stated expiration of such leases, under leases in effect at December 31, 2024. Our 2025 contractual rental income:
●	Includes $686,000 from Burlington Coat Factory, a tenant at our multi-tenant retail property in St. Louis Park, Minnesota, which, subsequent to December 31, 2024, terminated their lease effective as of July 31, 2025. After giving effect to such termination, this tenant will contribute approximately $400,000 to 2025 contractual rental income.
●	Excludes an aggregate of $5.9 million comprised of: (i) an aggregate of $5.3 million attributable to the New Properties, (ii) $233,000 representing our share of the base rent payable to our joint ventures, (iii) $220,000 from the Concord Sale, and (iv) $188,000 from a tenant, Party City, at our Lake Charles, Louisiana property which filed for bankruptcy protection in December 2024.
(2)	Includes an office property located in Brooklyn, New York, leased to one tenant and that accounts for $1.3 million, or 1.9%, of 2025 contractual rental income.
(3)	Includes five properties which are net leased to Office Depot pursuant to five separate leases. Four of the Office Depot leases contain cross-default provisions.

Our Leases

Most of our leases are net leases under which the tenant, in addition to its rental obligation, typically is responsible, directly or indirectly, for expenses attributable to the operation of the property, such as real estate taxes and assessments, insurance and ordinary maintenance and repairs. The tenant is also generally responsible for maintaining the property and for restoration following a casualty or partial condemnation. The tenant is typically obligated to indemnify us for claims arising from the property and is responsible for maintaining insurance coverage for the property it leases and naming us an additional insured. Under some net leases, we are responsible for structural repairs, including foundation and slab, roof repair or replacement and restoration following a casualty event, and at several properties we are responsible for certain expenses related to the operation and maintenance of the property.

Leases representing 71.9% of our 2025 contractual rental income provide for either periodic contractual rent increases or a rent increase based on the consumer price index. Some leases provide for minimum rents supplemented by additional payments based on sales derived from the property subject to the lease (i.e., percentage rent). Percentage rent contributed $117,000, $107,000 and $85,000 of rental income, net, in 2024, 2023 and 2022, respectively.

Generally, our strategy is to acquire properties that are subject to existing long-term leases or to enter into long-term leases with our tenants. Our leases generally provide the tenant with one or more renewal options. The weighted average remaining term of our leases was 5.0 years, 5.5 years and 5.9 years at December 31, 2024, 2023 and 2022, respectively.

The following table sets forth scheduled expirations of leases at our properties as of December 31, 2024:

				Percentage of
		Approximate		2025 Contractual
	Number of	Square Footage	2025 Contractual	Rental Income
	Expiring	Subject to	Rental Income Under	Represented by
Year of Lease Expiration (1)	Leases	Expiring Leases (2)	Expiring Leases	Expiring Leases
2025	8	360,260	$1,518,000	2.1
2026	16	1,050,078	6,205,000	8.6
2027	33	2,127,122	14,253,000	19.8
2028	23	1,679,934	11,637,000	16.2
2029	18	1,624,682	9,311,000	12.9
2030	17	743,527	7,647,000	10.6
2031	12	1,080,408	5,909,000	8.2
2032	8	407,013	3,352,000	4.7
2033	9	853,179	7,644,000	10.6
2034	9	225,884	2,395,000	3.3
2035 and thereafter	5	634,629	2,155,000	3.0
	158	10,786,716	$72,026,000	100.0
(1)	Lease expirations do not give effect to the exercise of existing renewal options.
(2)	Excludes an aggregate of 83,569 square feet of vacant space.

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

With respect to properties we acquire on a free and clear basis, we usually seek to obtain long-term fixed-rate mortgage financing, when available at acceptable terms, shortly after the acquisition of such property to avoid the risk of fluctuating (i) interest rates and (ii) supply and demand in the credit and mortgage markets. We also will acquire a property that is subject to (and will assume) a fixed-rate mortgage. Many of our mortgages provide for amortization of part of the principal balance during the term, thereby reducing the refinancing risk at maturity. Some properties are financed on a cross-defaulted or cross-collateralized basis, and we may collateralize a single financing with more than one property.

Prior to the termination or expiration of leases relating to our properties, we explore re-renting or selling such property to maximize our return, considering, among other factors, the income potential and market value of such property. We acquire properties for long-term investment for income purposes and do not typically engage in the turnover of investments. We will consider the sale of a property if a sale appears advantageous in view of our investment objectives. If there is a substantial tax gain, we may seek to enter into a tax deferred transaction and reinvest the proceeds in another property. Cash realized from the sale of properties, net of required payoffs of the related mortgage debt, if any, required paydowns of our credit facility, and distributions to stockholders, is available for general working capital purposes and the acquisition of additional properties.

In 2024, we sold 11 properties (i.e., six retail, two industrial, two health and fitness, and one restaurant) and one parcel at a multi-tenant retail property. Generally, we sold these properties due to one or more of the following considerations: our belief that such property had achieved its maximum potential value; our concern with respect to the long-term prospects for the tenant or the geographic sub-market; or our concern in our ability, on acceptable terms, to refinance the property’s mortgage debt or re-lease the property. We used a significant portion of the net proceeds from these sales for working capital purposes (including dividend payments) and the acquisition of additional properties in 2024 and early 2025.

Competition

The U.S. commercial real estate investment market, and in particular, the market for industrial properties, is highly competitive. We compete with many entities engaged in the acquisition, leasing and operation of commercial properties. As such, we compete with other investors to acquire, and obtain financing for, a limited supply of properties. Competitors include traded and non-traded public REITs, private equity firms, institutional investment funds, insurance companies and private individuals, many of which have greater financial and other resources than we have, and the ability or willingness to accept more risk than we believe appropriate for us. We can provide no assurance that we will be able to compete successfully in the commercial real estate industry.

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

Americans with Disabilities Act of 1990

Our properties are required to comply with the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the “ADA”). The primary responsibility for complying with the ADA, (i.e., either us or our tenant) generally depends on the applicable lease, but we may incur costs if the tenant is responsible and does not comply. As of December 31, 2024, we have not been notified by any governmental authority, nor are we otherwise aware, of any non-compliance with the ADA that we believe would have a material adverse effect on our business, financial position or results of operations.

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

Human Capital Resources

As of December 31, 2024, we had ten full-time employees (including five full-time executive officers), who devote substantially all of their business time to our activities. In addition, certain (i) executive, administrative, legal, accounting, clerical, property management, property acquisition, consulting (i.e., sale, leasing, brokerage, and mortgage financing), and construction supervisory services, which we refer to collectively as the “Services”, and (ii) facilities and other resources, are provided pursuant to a compensation and services agreement between us and Majestic Property.

In 2024, pursuant to the compensation and services agreement, we paid Majestic Property approximately $3.3 million for the Services plus $336,000 for our share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies. Included in the $3.3 million is $1.4 million for property management services—the amount for the property management services is based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by us from net lease tenants and operating lease tenants, respectively. We do not pay Majestic Property for property management services with respect to properties managed by third parties. Based on our portfolio of properties at December 31, 2024, we estimate that the property management fee in 2025 will be approximately $1.4 million.

We provide a competitive benefits program to help meet the needs of our employees. In addition to salaries, the program includes annual cash bonuses, stock awards, contributions to a pension plan, healthcare and insurance benefits, health savings accounts, paid time off and family leave. Employees are offered great flexibility to meet personal and family needs and regular opportunities to participate in professional development programs. Most of our employees have a long tenure with us, which we believe is indicative of our employees’ satisfaction with the work environment we provide.

We maintain a work environment that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression or any other status protected by applicable law, and our employees are compensated without regard to any of the foregoing.

Information about our Executive Officers

Set forth below is a list of our executive officers whose terms expire at our 2025 annual board of directors’ meeting. The business history of our executive officers, who are also directors, will be provided in our proxy statement to be filed with the SEC not later than April 30, 2025:

NAME	AGE	POSITION WITH THE COMPANY
Matthew J. Gould*	65	Chairman of the Board
Fredric H. Gould*	89	Vice Chairman of the Board
Patrick J. Callan, Jr.	62	President, Chief Executive Officer and Director
Lawrence G. Ricketts, Jr.	48	Executive Vice President and Chief Operating Officer
Jeffrey A. Gould*	59	Senior Vice President and Director
Isaac Kalish**	49	Senior Vice President and Chief Financial Officer
David W. Kalish**	77	Senior Vice President—Financial
Mark H. Lundy	62	Senior Vice President
Israel Rosenzweig	77	Senior Vice President
Richard M. Figueroa	57	Senior Vice President
Justin Clair	42	Executive Vice President
Mili Mathew	41	Vice President—Financial and Chief Accounting Officer
Alysa Block	64	Treasurer

*	Matthew J. Gould and Jeffrey A. Gould are Fredric H. Gould’s sons.
**	Isaac Kalish is David W. Kalish’s son.

Lawrence G. Ricketts, Jr. Mr. Ricketts has been our Chief Operating Officer since 2008, Executive Vice President since 2006 and served as Vice President from 1999 through 2006.

Isaac Kalish. Mr. Kalish has served as our Chief Financial Officer since 2023 as Senior Vice President since 2022 and as Vice President from 2013 through 2022. He has served as Treasurer of the managing general partner of Gould Investors since 2013 and as its Assistant Treasurer from 2012, as Senior Vice President since 2023, as Vice President and Treasurer of BRT Apartments Corp. since 2013 and 2014, respectively, and as its Assistant Treasurer from 2009 through 2013. He is a certified public accountant.

David W. Kalish. Mr. Kalish has served since 2023 as our Senior Vice President-Financial, and from 1990 to 2023, as Chief Financial Officer and Senior Vice President. Since 1998, he has served as Senior Vice President, Finance and from 1990 to 1998, as Chief Financial Officer of BRT Apartments. Since 1990, he has served as Senior Vice President and Chief Financial Officer of the managing general partner of Gould Investors. Mr. Kalish is a certified public accountant.

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

Mili Mathew. Ms. Mathew has served as Chief Accounting Officer since 2023, Vice President—Financial, since 2022, as Assistant Vice President—Financial, from 2020 through 2022, and has been employed by us since 2014. Ms. Mathew is a certified public accountant.

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

Risks Related to Our Business

If we are unable to re-rent properties upon the expiration of our leases or if our tenants default or seek bankruptcy protection, our revenues and operating cash flows will be reduced and we would incur additional costs.

Substantially all of our revenue and operating cash flow is derived from rent paid by our tenants pursuant to leases. From 2025 through 2030, the following leases expire:

			Percentage of
	Number of	2025 Contractual	2025 Contractual
Leases Expiring December 31,	Leases	Rental Income	Rental Income
2025 - 2027 (1)	57	$21,976,000	30.5
2028 - 2030	58	28,595,000	39.7
(1)Eight leases accounting for 2.1% of contractual rental income expire in 2025, and we believe or have been advised that tenants with respect to $560,000 of 2025 contractual rental income intend to allow their leases to expire.

If our tenants, and in particular, our significant tenants, (i) do not renew their leases upon lease expiration, (ii) default on their obligations or (iii) seek rent relief, lease renegotiation or other accommodations, our revenues would decline and, in certain cases, co-tenancy provisions (i.e., a tenant’s right to reduce their rent or terminate their lease if certain key tenants vacate a property) may be triggered possibly allowing other tenants at the same property to reduce their rental payments or terminate their leases. At the same time, we would remain responsible for the payment of the mortgage obligations with respect to the related properties, would become responsible for the operating expenses (e.g., real estate taxes, maintenance and insurance) related to these properties, and, in the event of tenant defaults, would incur expenses in enforcing our rights as landlord. Our efforts to find replacement tenants may be challenged as there are a limited number of tenants interested in certain types of properties, such as our theaters (i.e., Regal Cinemas) and a health and fitness center (i.e., LA Fitness) which account in the aggregate for $2.2 million, or 3.0%, of 2025 contractual rental income and the cost of reconfiguring such properties to make them more attractive to a broader set of potential tenants may be prohibitive. Finding replacement tenants for retail properties or incentivizing retail tenants to renew their leases is challenging as retail tenants often require that we pay for improvements to their facility (i.e., tenant improvements) – these improvements are often very costly and makes the prospect of entering into such lease less attractive to us. Even if we find replacement tenants or renegotiate leases with current tenants, the terms of the new or renegotiated leases, after giving effect to tenant concessions or the cost of required renovations/ reconfigurations may be less favorable than current lease terms and could reduce the amount of cash available to meet expenses and pay dividends. If we are unable to re-rent properties on favorable terms with respect to properties at which tenants default on their rent obligation or do not renew their leases at lease expiration, our results of operations, cash flow and financial condition will be adversely affected.

Approximately 21.1% of our 2025 contractual rental income is derived from five tenants. The default, financial distress or failure of any of these tenants, or such tenant’s determination not to renew or extend their lease, would significantly reduce our revenues.

FedEx, Northern Tool, NARDA Holdings, Inc., Havertys and Ferguson account for approximately 5.2%, 4.3%, 4.2%, 3.9% and 3.5%, respectively, of our 2025 contractual rental income, and the weighted average remaining lease term for such tenants is 2.7 years, 4.3 years, 8.7 years, 3.7 years and 2.6 years, respectively. The default, financial distress or bankruptcy of any of these or other significant tenants or such tenant’s determination not to renew or extend their lease, would significantly reduce our revenues, would cause interruptions in the receipt of, or the loss of, a significant amount of rental income and would require us to pay operating expenses (including real estate taxes) currently paid by the tenant. This could also result in the vacancy of the property or properties occupied by the defaulting or non-renewing tenant, which would significantly reduce our rental revenues and net income until the re-rental of the property or properties and could decrease the ultimate sale value of the property.

The concentration of our properties in certain states makes our revenues and the value of our portfolio vulnerable to adverse changes in local economic conditions.

Approximately 46.9% of our 2025 contractual rental income is derived from properties located in six states — South Carolina (11.7%), New York (9.5%), Texas (7.9%), Pennsylvania (7.9%), Maryland (5.2%) and Iowa (4.7%). As a result, a decline in the economic conditions in these states or in regions where our properties are concentrated, may have an adverse effect on the rental and occupancy rates for, and the property values of, these properties, which could lead to a reduction of our rental income and/or impairment charges.

Our portfolio of properties is concentrated in the industrial and retail real estate sectors, and our business would be adversely affected by an economic downturn in either of such sectors.

Approximately 72.4% and 21.1% of our 2025 contractual rental income is derived from industrial and retail tenants, respectively, and we are vulnerable to economic declines that negatively impact these sectors of the economy, which would have an adverse effect on our results of operations, liquidity and financial condition.

Write-offs of unbilled rent receivables and intangible lease assets will reduce our net income, total assets and stockholders’ equity and may result in breaches of financial covenants under our credit facility.

At December 31, 2024, the aggregate of our unbilled rent receivable and intangible lease assets is $30.6 million (including $13.6 million of intangible lease assets): five tenants (i.e., NARDA Holdings, Inc., Northern Tool, Famous Footwear, The Lion Brewery, and Q.E.P. Co., Inc.) account for 30.2% of such sum. We are required to assess the collectability of our unbilled rent receivables and the remaining useful lives of our intangible lease assets. Such assessments, which are highly subjective, take into consideration, among other things, a tenant’s payment history, financial condition, and the likelihood of collectability of future rent.  If we determine that the collectability of a tenant’s unbilled rent receivable is not probable or that the useful life of a tenant’s intangible lease asset has changed, write-offs would be required.  Such write-offs result in a reduction of our net income, total assets and stockholders’ equity and in certain circumstances may result in the breach of our financial covenants under the credit facility.

Declines in the value of our properties could result in impairment charges.

When we are presented with indicators of impairment in the value of a particular property or group of properties, we are required to perform an impairment analysis for such property or properties. When we determine that any of our properties at which indicators of impairment exist have undiscounted cash flows below the net book value of such property, we are required to recognize an impairment charge for the difference between the fair value and the book value during the quarter in which we make such determination. Impairment charges reduce our net income and stockholder’s equity.

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

Traditional retail tenants account for 21.1% of our 2025 contractual rental income and the competition that such tenants face from e-commerce retail sales could adversely affect our business.

Approximately 21.1% of our 2025 contractual rental income is derived from retail tenants, including 4.8% from tenants engaged in selling furniture (i.e., Havertys Furniture accounts for 3.9% of 2025 contractual rental income) and 2.1% from a tenant engaged in selling office supplies (i.e., Office Depot, a tenant at five properties, two of which are currently closed but for which the tenant continues to pay rent and the lease expires in May 2025). Because e-commerce retailers (unlike “bricks and mortar” or “traditional” retailers) may be able to provide customers with better pricing and the ease, comfort and safety of shopping from their home or office, our retail tenants face extensive competition from e-commerce retailers. E-commerce sales decrease the need for traditional retail outlets and reduce retailers’ space and property requirements. This adversely impacts our ability to rent space at our retail properties and increases competition for retail tenants thereby reducing the rent we would receive at these properties and adversely affecting our results of operations, cash flow and financial condition.

Risks Related to Our Financing Activities, Indebtedness and Capital Resources

If we are unable to refinance our mortgage loans at maturity, we may be forced to sell properties at disadvantageous terms, which would result in the loss of revenues and in a decline in the value of our portfolio.

We had, as of December 31, 2024, $425.0 million in mortgage debt outstanding (all of which is non-recourse subject to standard carve-outs). The risks associated with our mortgage debt, include the risks that cash flow from properties securing the indebtedness and our available cash and cash equivalents will be insufficient to meet required payments of principal and interest.

Generally, only a portion of the principal of our mortgage indebtedness will be repaid prior to or at maturity and we do not plan to retain sufficient cash to repay such indebtedness at maturity. Accordingly, to meet these obligations if they cannot be refinanced at maturity, we will have to use funds available under our credit facility, if any, and our available cash and cash equivalents to pay our mortgage debt or seek to raise funds through the financing of unencumbered properties, sale of properties or the issuance of additional equity. From 2025 through 2029, approximately $189.0 million of our mortgage debt matures. If we are unsuccessful in refinancing or extending existing mortgage indebtedness or financing unencumbered properties, selling properties on favorable terms or raising additional equity, our cash flow will be insufficient to repay all maturing mortgage debt when payments become due, and we may be forced to dispose of properties on disadvantageous terms or convey properties secured by mortgages to the mortgagees, which would lower our revenues and the value of our portfolio.

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

Interest rates have been volatile as the interest rate on the ten-year treasury notes ranged from 1.51% to 5.02% during the three years ended December 31, 2024. At February 28, 2025, the interest rate on such notes was 4.22%. If we are required to refinance mortgage debt that matures over the next several years at higher interest rates than such mortgage debt currently bears, the funds available for dividends may be reduced. The following table sets forth, as of December 31, 2024, the principal balance of the mortgage payments due at maturity on our properties and the weighted average interest rate thereon (dollars in thousands):

	Principal
	Balances	Weighted Average
	Due at	Interest Rate
Year	Maturity	Percentage
2025	$22,458	4.17
2026	18,461	3.91
2027	38,525	3.64
2028	30,155	4.64
2029	79,386	4.41
2030 and thereafter	159,172	5.02

We manage a substantial portion of our exposure to interest rate risk by accessing debt with staggered maturities, obtaining fixed rate mortgage debt and by fixing the interest rate on substantially all of our variable rate debt through the use of interest rate swap agreements. However, no amount of hedging activity can fully insulate us from the risks associated with volatile changes in interest rates. Swap agreements involve risk, including that counterparties may fail to honor their obligations under these arrangements, and these arrangements have caused us to pay higher interest rates on our debt obligations than would otherwise be the case. Failure to hedge effectively against interest rate risk could adversely affect our results of operations and financial condition.

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

At December 31, 2024, we had $425.0 million of debt outstanding all related to our mortgage debt and no debt outstanding on our credit facility. Increased leverage, whether pursuant to our credit facility or mortgage debt, could result in increased risk of default on our payment obligations related to borrowings and in an increase in debt service requirements, which could reduce our net income and the amount of cash available to meet expenses and to pay dividends.

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

In addition to satisfying their rent obligations, our tenants are generally responsible for the payment of real estate taxes, insurance and ordinary maintenance and repairs. However, under the provisions of certain leases, we are required to pay some expenses, such as the costs of environmental liabilities, roof and structural repairs, insurance premiums, and certain non-structural repairs and maintenance. If our properties incur significant expenses that must be paid by us under the terms of our leases, our business, financial condition and results of operations will be adversely affected and the amount of cash available to meet expenses and pay dividends may be reduced.

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

We have been, and will continue to face, significant competition for attractive investment opportunities, and in particular, opportunities to acquire industrial properties. Our competitors include publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors, many of whom have greater financial and other resources than we have. We may not be able to compete successfully for investments. If we pay higher prices for investments, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. If such events occur, we may experience lower returns on our investments.

Our current and future investments in joint ventures could be adversely affected by the lack of sole decision making authority, reliance on joint venture partners’ financial condition or insurance coverage, disputes that may arise between our joint venture partners and us and our reliance on one significant joint venture partner.

Four properties in which we have an interest are owned through consolidated joint ventures (two properties) and unconsolidated joint ventures (two properties). We may continue to acquire properties through joint ventures and/or contribute some of our properties to joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might file for bankruptcy protection, fail to fund their share of required capital contributions or obtain insurance coverage pursuant to a blanket policy as a result of which claims with respect to other properties covered by such policy and in which we have no interest could reduce or eliminate the coverage available with respect to the joint venture properties. Further, joint venture partners may have conflicting business interests or goals, and as a result there is the potential risk of impasses on decisions, such as a sale and the timing thereof. Any disputes that may arise between joint venture partners and us may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. With respect to our (i) consolidated joint ventures, we own, with two joint venture partners and their respective affiliates, properties that account for 3.9% of 2025 contractual rental income, and (ii) unconsolidated joint ventures, we own, with one joint venture partner and their affiliates, properties which account for our $233,000 share of 2025 base rent payable. We may be adversely affected if we are unable to maintain a satisfactory working relationship with these joint venture partners or if any of these partners becomes financially distressed.

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

Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations must meet Federal requirements for access and use by disabled persons. A determination that our properties do not comply with the ADA could result in liability for both governmental fines and damages. If we are required to make unanticipated major modifications to any of our properties to comply with the ADA, which are determined not to be the responsibility of our tenants, we could incur unanticipated expenses that could have an adverse impact upon our results of operations, liquidity and financial condition.

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

From time to time we have entered into transactions with persons and entities affiliated with us and with certain of our officers and directors. Such transactions involve a potential conflict of interest and entail a risk that we could have obtained more favorable terms if we had entered into such transaction with an unaffiliated third party. We are a party to a compensation and services agreement with Majestic Property effective as of January 1, 2007, as amended. Pursuant to the compensation and services agreement, we pay an annual fee to Majestic Property which provides us with the Services. See “Item 1. Business—Human Capital Resources”. In 2024 we paid, and in 2025 we anticipate paying, Majestic Property, (i) a fee of $3.3 million and $3.4 million, respectively, and (ii) $336,000 and $350,000, respectively, for our share of all direct office expenses, including rent, telephone, postage, computer services, supplies, and internet usage. We also obtain our property insurance in conjunction with Gould Investors, an affiliated entity, and in 2024, reimbursed Gould Investors $1.2 million for our share of the insurance premiums paid by Gould Investors. At December 31, 2024, Gould Investors beneficially owns approximately 10.6% of our outstanding common stock and certain of our senior executive officers are also executive officers of the managing general partner of Gould Investors.

Our senior management and other key personnel, including those performing services on a part-time basis, are critical to our business and our future success depends on our ability to retain them.

We depend on the services of Matthew J. Gould, chairman of our board of directors, Fredric H. Gould, vice chairman of our board of directors, Patrick J. Callan, Jr., our president and chief executive officer, Lawrence G. Ricketts, Jr., our executive vice president and chief operating officer, Isaac Kalish, our chief financial officer and senior vice president and David W. Kalish, our senior vice president-financial, and other members of senior management to carry out our business and investment strategies. Of the foregoing executive officers, only Messrs. Callan and Ricketts devote all of their business time to us. Other members of senior management provide services to us either on a full-time or part-time, as-needed basis. The loss of the services of any of our senior management or other key personnel, the inability or failure of the members of senior management providing services to us on a part-time basis to devote sufficient time or attention to our activities or our inability to recruit and retain qualified personnel in the future, could impair our ability to carry out our business and investment strategies.

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

The dividends we pay are determined by our board of directors from time-to-time based on its assessment of, among other things, our short and long-term cash and liquidity requirements, prospects, debt maturities, maintenance of our REIT status, projections of our REIT taxable income, net income, funds from operations and adjusted funds from operations. Various factors could cause our board of directors to decrease or not increase our dividend, including tenant defaults or bankruptcies resulting in a material reduction in our funds from operations, a material loss resulting from an adverse change in the value of one or more of our properties, or insufficient income to cover our dividends. It is possible that a portion of the dividends we would pay in 2025 or thereafter would constitute a return of capital and in such event we would not be required to pay such sum to maintain our REIT status. If our board of directors determines to reduce or not increase our dividend for the foregoing or any other reason, the market value of our common stock could be adversely affected.

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

Our business may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the real estate industry as a whole and/or the local economies in the markets in which our properties are located. Such adverse conditions may be due to, among other issues, rising inflation and interest rates, volatility in the public equity and debt markets, labor market challenges and international economic and other conditions, including pandemics, geopolitical instability (such as the conflicts in Ukraine and the Middle East), sanctions and other conditions beyond our control. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay dividends as a result of one or more of the following, among other potential consequences:

•	the financial condition of our tenants may be adversely affected, which may result in lower rents or tenant defaults;

•	current or potential tenants may delay or postpone entering into long-term net leases with us;

•	the ability to borrow on acceptable terms and conditions may be limited or unavailable, which could reduce our ability to pursue acquisitions, dispositions and refinance existing debt, reduce our returns from acquisition and disposition activities, increase our future interest expense and reduce our ability to make cash distributions to our stockholders;
•	our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions;

•	the recognition of impairment charges on or reduced values of our properties, which may adversely affect our results of operations or limit our ability to dispose of assets at attractive prices and may reduce the availability of financing;

•	our line of credit lenders could refuse to fund their financing commitment to us, or could fail, and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all; and
•	one or more counterparties to our derivative financial instruments could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Our information technology, communication networks, enterprise applications, accounting and financial reporting platforms and related systems are integral to our operations. We use these systems, among others, for internal communications, for accounting and record-keeping functions, and for many other key aspects of our business. Our operations rely on securing, collecting, storing, transmitting, and processing proprietary and confidential data.

We have deployed various safeguards designed to protect our information technology (“IT”) systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls. At the management level, these cybersecurity defense systems are overseen by our network administrator who performs services for us on a part-time basis pursuant to the compensation and services agreement. Our network administrator has more than 20 years of experience with IT systems and holds various IT certifications. Our network administrator reports to, and is in regular contact with, our Chief Financial Officer and Senior Vice President-Financial. These officers do not have formal IT or cybersecurity training. In the event of a cybersecurity incident, among other things, the network administrator and these officers would consult with one another and, as needed or appropriate, other members of management to determine the appropriate course of action (including whether such incident should be reported to other members of management and/or the audit committee and whether public disclosure should, or is required to, be made).

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

We are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us. See “Item 1A. Risk Factors” in this Annual Report for additional discussions about cybersecurity-related risks.

To operate our business, we use certain third-party service providers to perform a variety of functions. We seek to engage reliable, reputable service providers that maintain cybersecurity programs and we rely on such providers to maintain appropriate cybersecurity practices.

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

Our Properties

As of December 31, 2024, we own 100 properties with an aggregate net book value of $672.3 million. Our occupancy rate, based on square footage, was 99.2%, 98.8% and 99.8% as of December 31, 2024, 2023 and 2022, respectively. The following table details, as of December 31, 2024, certain information about our properties (except as otherwise indicated, each property is tenanted by a single tenant):

		Percentage of	Approximate	2025 Contractual
		2025 Contractual	Square Footage	Rental Income
Location	Type of Property	Rental Income	of Building	per Square Foot
Fort Mill, SC	Industrial	4.3	701,595	$4.46
Hauppauge, NY	Industrial	4.2	201,614	$14.98
Baltimore, MD	Industrial	3.5	367,000	$6.87
El Paso, TX	Industrial	3.3	419,821	$5.72
Royersford, PA (1)	Retail	3.3	194,600	$12.46
Fort Mill, SC	Industrial	3.2	303,188	$7.48
Council Bluffs, IA (2)	Industrial	3.0	302,347	$7.18
Lebanon, TN	Industrial	3.0	540,200	$3.93
Delport, MO (3)	Industrial	2.4	339,094	$5.14
Littleton, CO (4)	Retail	2.2	94,166	$19.25
Pittston, PA	Industrial	2.1	249,600	$5.98
El Paso, TX (5)	Retail	2.0	110,179	$13.32
McCalla, AL	Industrial	2.0	294,000	$4.80
Brooklyn, NY	Office	1.9	66,000	$20.39
Moorestown, NJ	Industrial	1.7	219,881	$5.69
Ankeny, IA (3)	Industrial	1.7	208,234	$5.92
Lowell, AR	Industrial	1.7	248,370	$4.95
Joppa, MD	Industrial	1.7	258,710	$4.69
St. Louis Park, MN (3)	Retail	1.7	131,710	$9.00
Englewood, CO	Industrial	1.5	63,882	$16.89
Tucker, GA	Health & Fitness	1.4	58,800	$17.45
Pennsburg, PA (3)	Industrial	1.4	291,203	$3.43
Dalton, GA	Industrial	1.3	212,740	$4.46
Indianapolis, IN	Industrial	1.2	125,622	$7.13
Greenville, SC (2)	Industrial	1.2	142,200	$5.97
Bakersfield, CA	Industrial	1.1	218,116	$3.78
Huntersville, NC	Industrial	1.1	78,319	$10.47
Lehigh Acres, FL (3)	Industrial	1.1	103,044	$7.43
Ronkonkoma, NY (3)	Industrial	1.0	90,599	$8.34
Green Park, MO	Industrial	1.0	119,680	$6.02
Greensboro, NC	Theater	1.0	61,213	$11.41
Ashland, VA	Industrial	0.9	88,003	$7.73
New Hope, MN (2)	Industrial	0.9	123,892	$5.46
Memphis, TN	Industrial	0.9	224,749	$2.94
New Hyde Park, NY	Industrial	0.9	38,000	$17.18
Chandler, AZ	Industrial	0.9	62,121	$10.44
Louisville, KY	Industrial	0.9	125,370	$5.13
Northwood, OH (3)	Industrial	0.9	123,500	$5.14
Moorestown, NJ	Industrial	0.9	64,000	$9.80
Bensalem, PA (6)	Industrial	0.9	85,663	$7.33
Northwood, OH (7)	Industrial	0.8	126,990	$4.82
Omaha, NE	Industrial	0.8	101,584	$5.85
Nashville, TN (8)	Industrial	0.8	99,500	$9.11
Melville, NY	Industrial	0.8	51,351	$11.56
Greenville, SC (2)	Industrial	0.8	128,000	$4.44
Shakopee, MN	Industrial	0.8	114,000	$4.97
Monroe, NC	Industrial	0.8	93,170	$6.05
Blythewood, SC (3)	Industrial	0.8	177,040	$3.15

		Percentage of	Approximate	2025 Contractual
		2025 Contractual	Square Footage	Rental Income
Location	Type of Property	Rental Income	of Building	per Square Foot
Greenville, SC	Industrial	0.8	88,800	$6.26
Saco, ME	Industrial	0.7	131,400	$3.92
Cedar Park, TX	Retail—Furniture	0.7	50,810	$10.00
Tyler, TX	Retail—Furniture	0.7	72,000	$6.75
Fort Myers, FL	Industrial	0.7	52,710	$9.20
Lake Charles, LA (9)	Retail—Office Supply	0.7	54,229	$11.23
Lexington, KY	Industrial	0.7	74,150	$6.50
Rincon, GA	Industrial	0.7	95,000	$5.06
Indianapolis, IN	Theater	0.7	57,688	$8.28
Durham, NC	Industrial	0.7	46,181	$10.30
Plymouth, MN	Industrial	0.6	82,565	$5.58
Highland Ranch, CO (3)	Retail	0.6	42,920	$10.39
Albuquerque, NM	Industrial	0.6	63,421	$6.94
Eugene, OR	Retail—Office Supply	0.6	24,978	$17.32
Deptford, NJ	Retail	0.6	25,358	$16.90
Newark, DE	Other	0.6	23,547	$18.13
Richmond, VA	Retail—Furniture	0.6	38,788	$10.53
Hillside, IL (3)	Industrial	0.6	60,832	$6.69
Amarillo, TX	Retail—Furniture	0.6	72,027	$5.64
El Paso, TX	Retail—Office Supply	0.6	25,000	$16.08
Champaign, IL (3)	Retail	0.6	50,940	$7.85
Lexington, KY	Retail—Furniture	0.5	30,173	$12.48
Savannah, GA	Industrial	0.5	35,249	$10.64
Newport, VA	Retail—Furniture	0.5	49,865	$7.09
LaGrange, GA	Industrial	0.5	80,000	$4.39
Naples, FL	Retail—Furniture	0.5	15,912	$20.57
Greensboro, NC	Retail	0.4	12,950	$24.00
Somerville, MA	Retail	0.4	12,054	$25.72
Gurnee, IL	Retail—Furniture	0.4	22,768	$13.43
Selden, NY	Retail	0.4	14,555	$21.00
Bluffton, SC	Retail—Furniture	0.4	35,011	$7.92
Crystal Lake, IL	Retail	0.4	32,446	$8.25
Pinellas Park, FL	Industrial	0.3	53,064	$4.61
Chicago, IL	Retail—Office Supply	0.3	23,939	$10.15
Hyannis, MA	Retail	0.3	9,750	$24.85
Chandler, AZ	Industrial	0.3	25,035	$9.58
Myrtle Beach, SC	Restaurant	0.3	6,734	$34.85
Everett, MA	Retail	0.3	18,572	$11.43
Cary, NC	Retail—Office Supply	0.3	33,490	$6.09
Marston, MA	Retail	0.3	8,775	$22.00
Monroeville, PA	Retail	0.2	6,051	$27.83
West Palm Beach, FL	Industrial	0.2	10,634	$15.04
Batavia, NY	Retail	0.2	23,483	$6.60
South Euclid, OH	Retail	0.2	11,672	$9.94
Cuyahoga Falls, OH	Retail	0.1	6,796	$12.49
Seattle, WA	Retail	0.1	3,053	$27.50
Rosenberg, TX	Retail	0.1	8,000	$10.20
Port Clinton, OH	Retail	0.1	6,749	$10.98
Louisville, KY	Industrial	0.1	9,642	$7.10
Beachwood, OH (10)	Land	—	349,999	$—
Bolingbrook, IL (11)	Retail	—	33,111	$—
Concord, NC (12)	Restaurant	—	4,749	$—
		100.0	10,870,285
(1)	This property, a community shopping center, is leased to 11 tenants. Contractual rental income per square foot excludes 3,125 square feet of vacant space.
(2)	This property has three tenants.
(3)	This property has two tenants.

(4)	This property, a community shopping center, is leased to 19 tenants. Contractual rental income per square foot excludes 10,433 square feet of vacant space.
(5)	This property has four tenants. Contractual rental income per square foot excludes 2,395 square feet of unleasable vacant space.
(6)	This property has three tenants. Contractual rental income per square foot excludes 143 square feet of unleasable vacant space.
(7)	This property has five tenants.
(8)	This property has two tenants. Contractual rental income per square foot excludes 34,362 square feet of vacant space.
(9)	This property has three tenants. One tenant, Party City, filed for Chapter 11 bankruptcy protection; as such, contractual rental income excludes $188,000 related to this tenant.
(10)	This property is ground leased to a multi-unit apartment complex owner/operator. As the property has not generated specified levels of positive operating cash flows, the tenant has not been required to pay rent since October 2020. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Challenges and Uncertainties Facing The Vue – Beachwood, Ohio” and Note 6 of our consolidated financial statements.
(11)	The tenant’s lease expired January 31, 2024 and we are pursuing the re-lease and/or sale of such property.
(12)	This property was sold on January 21, 2025.

Properties Owned by Joint Ventures

As of December 31, 2024, we own a 50% equity interest in two joint ventures that own two properties. At December 31, 2024, our investment in these joint ventures was approximately $2.1 million and the occupancy rate at these properties, based on square footage, was 100%. Based on the leases in effect at December 31, 2024, we anticipate that our share of the base rent payable in 2025 to our joint ventures is approximately $233,000. The following table sets forth, as of December 31, 2024, information about the properties owned by these joint ventures:

		Percentage of
		Base Rent Payable
		in 2025
		Contributed by	Approximate	2025
	Type of	the Applicable	Square Footage	Base Rent
Location	Property	Joint Venture (1)	of Building	per Square Foot
Savannah, GA	Retail	85.8	46,058	$4.34
Savannah, GA (2)	Restaurant	14.2	—	—
		100.0	46,058
(1)	Represents our share of the base rent payable in 2025 with respect to such joint venture property, expressed as a percentage of the aggregate base rent payable in 2025 by all of our joint venture properties.
(2)	This property is a parking lot which is ground leased to a restaurant.

Geographic Concentration

As of December 31, 2024, the 100 properties owned by us are located in 31 states. The following table sets forth information, presented by state, related to our properties as of December 31, 2024:

			Percentage of
		2025	2025
		Contractual	Contractual	Approximate
	Number of	Rental	Rental	Building
State	Properties	Income	Income	Square Feet
South Carolina	8	$8,440,000	11.70	1,582,568
New York	7	6,828,000	9.50	485,602
Texas	7	5,720,000	7.90	757,837
Pennsylvania	5	5,673,000	7.90	827,117
Maryland	2	3,736,000	5.20	625,710
Iowa	2	3,402,000	4.70	510,581
Tennessee	3	3,377,000	4.70	864,449
Georgia	5	3,181,000	4.40	481,789
Colorado	3	3,136,000	4.40	200,968
North Carolina	7	3,073,000	4.30	330,072
Minnesota	4	2,890,000	4.00	452,167
Missouri	2	2,462,000	3.40	458,774
New Jersey	3	2,306,000	3.20	309,239
Florida	5	1,982,000	2.80	235,364
Illinois	6	1,624,000	2.30	224,036
Kentucky	4	1,570,000	2.20	239,335
Ohio	6	1,521,000	2.10	625,706
Virginia	3	1,443,000	2.00	176,656
Alabama	1	1,411,000	2.00	294,000
Indiana	2	1,373,000	1.90	183,310
Arkansas	1	1,231,000	1.70	248,370
Massachusetts	4	958,000	1.30	49,151
Arizona	2	888,000	1.20	87,156
California	1	825,000	1.10	218,116
Nebraska	1	594,000	0.80	101,584
Maine	1	515,000	0.70	131,400
Louisiana	1	483,000	0.70	54,229
New Mexico	1	440,000	0.60	63,421
Oregon	1	433,000	0.60	24,978
Delaware	1	427,000	0.60	23,547
Washington	1	84,000	0.10	3,053
	100	$72,026,000	100.0	10,870,285

Mortgage Debt

At December 31, 2024, we had:

●	62 first mortgages secured by 63 of our 100 properties; and

●	$425.0 million of mortgage debt outstanding with a weighted average interest rate of 4.56% and a weighted average remaining term to maturity of approximately 6.1 years. Substantially all of such mortgage debt bears fixed interest at rates ranging from 3.05% to 6.25% and contains prepayment penalties.

The following table sets forth scheduled principal mortgage payments due on our properties as of December 31, 2024 (dollars in thousands):

PRINCIPAL
YEAR	PAYMENTS DUE
2025	$33,542
2026	29,499
2027	48,524
2028	39,511
2029	86,670
Thereafter	187,232
Total	$424,978

The mortgages on our properties are generally non-recourse, subject to standard carve-outs.

Item 3. Legal Proceedings.

Our subsidiary is a defendant in a lawsuit entitled Eastgate LLC, et al. v. OLP Beachwood OH LLC, in the U.S. District Court for the Northern District of Ohio, Eastern Division, with respect to our land parcel in Beachwood, Ohio.  The plaintiffs own the office building adjacent to our parcel and, among other things, seek to declare as void and unenforceable, deed restrictions prohibiting the use of a portion of their property for multi-family residential purposes. The lawsuit is in the preliminary pleading stage and we believe we have meritorious defenses. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Challenges and Uncertainties Facing The Vue – Beachwood, Ohio.”

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange under the symbol “OLP.” As of February 28, 2025, there were approximately 235 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

As of February 28, 2025, we are authorized to repurchase up to $8.1 million of shares of our common stock through, among other things, open-market or privately negotiated transactions. There is no stated expiration date for our stock repurchase program. We did not repurchase any shares of our common stock in 2024.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a self-administered and self-managed REIT focused on acquiring, owning and managing a geographically diversified portfolio consisting of industrial and, to a lesser extent, retail properties, many of which are subject to long-term leases. Most of our leases are “net leases” under which the tenant, directly or indirectly, is responsible for paying the real estate taxes, insurance and ordinary maintenance and repairs of the property. As of December 31, 2024, we own, in 31 states, 102 properties, including two properties owned by consolidated joint ventures and two properties owned through unconsolidated joint ventures.

Challenges and Uncertainties as a Result of the Volatile Economic Environment

There is significant economic uncertainty due, among other things, to volatile interest rates, the challenges presented by an inflationary/potential recessionary environment and the proposed policies of the current administration. As a result of this uncertainty, volatility and the related causes, we may be cautious in pursuing acquisition opportunities in 2025 and our ability to grow revenue, net income and cash flow through acquisitions may be adversely affected.

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

Other than with respect to our continuing focus on acquiring industrial properties, we generally seek to manage the risk of our real property portfolio and the related financing arrangements by (i) diversifying among locations, tenants, scheduled lease expirations, mortgage maturities and lenders, and (ii) minimizing our exposure to interest rate fluctuations. As a result, as of December 31, 2024:

●	our 2025 contractual rental income is derived from the following property types: 72.4% from industrial, 21.1% from retail, 1.6% from theaters, 1.4% from health and fitness, 0.7% from restaurant, and 2.8% from other properties,

●	there are five states with properties that account for 5% or more of 2025 contractual rental income, and one state that accounts for more than 10.0% of 2025 contractual rental income (i.e., South Carolina at 11.7%),

●	there is one tenant at five properties that accounts for more than 5% of 2025 contractual rental income (i.e., FedEx at 5.2%),

●	through 2034, there are five years in which the percentage of our 2025 contractual rental income represented by expiring leases equals or exceeds 10% (i.e., 19.8% in 2027, 16.2% in 2028, 12.9% in 2029, 10.6% in 2030 and 10.6% in 2033) — approximately 3.0% of our 2025 contractual rental income is represented by leases expiring in 2035 and thereafter,

●	after giving effect to interest rate swap agreements, substantially all of our mortgage debt bears interest at fixed rates,

●	in 2025, 2026 and 2027, 7.9%, 6.9% and 11.4%, respectively, of our total scheduled principal mortgage payments (i.e., amortization and balances due at maturity) is due, and

●	there are two different counterparties to our portfolio of interest rate swaps: one counterparty, rated A2 or better by a national rating agency (i.e., Moody’s Long-Term Debt Ratings), accounts for 82.3%, or $11.5 million, of the notional value of our swaps; and one counterparty, rated A- by another rating provider (i.e., Kroll), accounts for 17.7%, or $2.4 million, of the notional value of such swaps.

We monitor the risk of tenant non-payments through a variety of approaches tailored to the applicable situation. Generally, based on our assessment of the credit risk posed by our tenants, we monitor a tenant’s financial condition through one or more of the following actions: reviewing tenant financial statements or other financial information, obtaining other tenant related information, reviewing changes in tenant payment patterns, regular contact with tenant’s representatives, tenant credit checks and regular management reviews of our tenants. We may sell a property if the tenant’s financial condition is unsatisfactory.

We monitor, on an ongoing basis, our expiring leases and generally approach tenants with expiring leases (including those subject to renewal options) at least a year prior to lease expiration to determine their interest in renewing their leases. During the three years ending December 31, 2027, 57 leases for 49 tenants at 36 properties representing $22.0 million, or 30.5%, of 2025 contractual rental income expire.

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

At December 31, 2024, we have unhedged variable rate mortgage debt in the principal amount of $7.3 million which bears a weighted average interest rate of 3.88%. The table below provides information about such debt as of December 31, 2024.

			Current	Interest Rate
Property	Principal Amount	Maturity Date	Interest Rate	Reset Date
Lexington, Kentucky	$5,139,000	June 2047	3.85%	June 2029
Deptford, NJ	2,186,000	February 2041	3.95	February 2026
	$7,325,000

Challenges and Uncertainties Facing The Vue - Beachwood, Ohio

A multi-family complex, which we refer to as The Vue, ground leases from us the underlying land located in Beachwood, Ohio. Since 2018, the property has faced, and we anticipate that the property will continue to face, occupancy and financial challenges. As the property has not generated specified levels of positive operating cash flows, the tenant has not been required to pay rent since October 2020, and we anticipate that it will not pay rent in the near future. After giving effect to debt service, the property, during the past several years (other than 2024), has been operating on a negative cash flow basis, although management believes that the property’s operating performance is improving.

Since 2022 (through February 28, 2025), we provided The Vue with an aggregate of $3.5 million (including $109,000 from January 1, 2024 through February 28, 2025) to cover, among other things, operating cash flow shortfalls and capital expenditures, and the amount to be funded in 2025, if any, has not been definitively determined. At December 31, 2024, (i) there are no unbilled rent receivables, intangibles or tenant origination costs associated with this property and (ii) the net book value of our land subject to this ground lease is $17.4 million and is subordinate to $62.3 million of mortgage debt incurred by the owner/operator. Our cash flow will be adversely impacted by our funding of additional capital expenditures and operating expense shortfalls at the property (including our payment of the tenant’s debt service obligations) and the continuing non-payment of rent. If we determine that under GAAP the property has been impaired, we may incur a substantial impairment charge and if we sell the property, we may recognize a substantial loss. See Note 6 to our consolidated financial statements.

2024 and Recent Developments

In 2024:

●	we acquired three industrial properties for an aggregate purchase price of $44.7 million. These properties account for $3.0 million, or 4.1%, of our 2025 contractual rental income.
●	we sold 11 properties (i.e., six retail, two industrial, two health and fitness, and one restaurant) and one parcel at a multi-tenant retail property, for an aggregate net sales proceeds of $38.2 million and an aggregate net gain on sale of real estate of $18.0 million. The properties sold accounted for $2.7 million, or 3.0%, and $5.1 million, or 5.6%, of 2024 and 2023 rental income, net, respectively.
●	as of December 31, 2024 and February 28, 2025, no amounts were outstanding on our $100.0 million credit facility.

Subsequent to December 31, 2024, we:

Purchases

●	acquired, on January 16, 2025, two Class A industrial properties located in Theodore, Alabama (the “Alabama Purchase”), for $49.0 million, including a $29.0 million mortgage maturing in 2035 and bearing an interest rate of 6.12% (interest only for five years and then amortizing on a 30-year schedule). The two properties comprise an aggregate of 371,586 square feet, are located on approximately 31 acres and are leased to a total of four tenants with a weighted average remaining lease term of approximately seven years. We estimate that in 2025, these properties will generate an aggregate of approximately $3.0 million of contractual rental income and $1.7 million of interest expense.
●	acquired, on February 6, 2025, a Class A industrial property located in Wichita, Kansas (the “Kansas Purchase”), for $13.3 million, including a $7.5 million mortgage maturing in 2030 and bearing an interest rate of 6.09% (interest only through maturity). The property comprises 138,000 square feet, is located on approximately 9.5 acres, is leased to one tenant and the lease expires in 2028. We estimate that in 2025, this property will generate approximately $800,000 of contractual rental income and $413,000 of interest expense.
●	signed a contract, on February 6, 2025, to acquire a Class A industrial property located in Council Bluffs, Iowa (the “Council Bluffs II Purchase”; and together with the Alabama Purchase and the Kansas Purchase, the “New Properties”), for $26.0 million, including a $15.6 million mortgage maturing in 2035 and bearing an interest rate of 6.42% (interest only for five years and then amortizing on a 30-year schedule). The property comprises 236,324 square feet, is located on approximately 23.5 acres and is adjacent to a 302,347 square foot industrial property we acquired in 2024. The property is leased to two tenants and the weighted average remaining lease term is approximately six years. We estimate that the purchase will be completed in the first quarter of 2025 and that this property will generate, in 2025, approximately $1.5 million of contractual rental income and $800,000 of interest expense.

We estimate that after giving effect to the purchase of New Properties, 2025 contractual rental income will be approximately $77.3 million.

Sale

●	sold, on January 21, 2025, a restaurant property located in Concord, North Carolina for $3.3 million and generated net proceeds of $3.1 million. This property accounted for $211,000 and $209,000 of rental income, net, $54,000 and $51,000 of depreciation and amortization expense, and $36,000 and $56,000 of mortgage interest expense for 2024 and 2023, respectively. We anticipate that we will recognize, during the quarter ending March 31, 2025, a gain of approximately $1.1 million from the sale of this property.

In January 2025, we terminated the previously announced contract to sell a multi-tenant retail center located in St. Louis Park, Minnesota.

Comparison of Years Ended December 31, 2024 and 2023

Results of Operations -

Revenues

The following table compares total revenues for the periods indicated:

	Year Ended December 31,		Increase
(Dollars in thousands)	2024	2023	(Decrease)	% Change
Rental income, net	$90,313	$90,646	$(333)	(0.4)
Lease termination fees	250	—	250	n/a
Total revenues	$90,563	$90,646	$(83)	(0.1)

Rental income, net.

The following table details the components of rental income, net, for the periods indicated:

	Year Ended December 31,		Increase
(Dollars in thousands)	2024	2023	(Decrease)	% Change
Acquisitions (1)	$3,356	$612	$2,744	448.4
Dispositions (2)	2,718	7,569	(4,851)	(64.1)
Same store (3)	84,239	82,465	1,774	2.2
Rental income, net	$90,313	$90,646	$(333)	(0.4)
(1)	The 2024 column represents rental income from properties acquired since January 1, 2023; the 2023 column represents rental income from properties acquired during the year ended December 31, 2023.
(2)	The 2024 column represents rental income from properties sold during the year ended December 31, 2024; the 2023 column represents rental income from properties sold since January 1, 2023.
(3)	Represents rental income from 96 properties that were owned for the entirety of the periods presented.

Changes at same store properties

The increase in same store rental income is due to increases of:

-	$1.4 million of rental income from various lease amendments and extensions,

-	$975,000 in tenant reimbursements, of which $705,000 relates to real estate tax expenses generally incurred in the same year, and

-	$819,000 of rental income due to new and/or replacement tenants at several properties.

The increase was offset by decreases of:

-	$723,000 of rental income from our two Regal Cinemas properties due to lease amendments effectuated in connection with its bankruptcy reorganization, and

-	$501,000 of rental income from leases that expired in 2023 and 2024 at several properties.

Lease Termination Fee

In March 2024, a consolidated joint venture in Lakewood, Colorado, in which we hold a 90% interest, received a lease termination fee of $250,000 from a tenant due to the early termination of its lease in connection with the sale of the related restaurant parcel.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Year Ended December 31,		Increase
(Dollars in thousands)	2024	2023	(Decrease)	% Change
Operating expenses:
Depreciation and amortization	$24,291	$24,789	$(498)	(2.0)
Real estate expenses	17,904	16,444	1,460	8.9
General and administrative	15,388	15,822	(434)	(2.7)
Impairment loss	1,086	—	1,086	n/a
State taxes	1	284	(283)	(99.6)
Total operating expenses	$58,670	$57,339	$1,331	2.3

Depreciation and amortization. The decrease is due primarily to:

-	the inclusion, in 2023, of $1.2 million of such expense from the properties sold since January 1, 2023, and

-	a decrease, in 2024, of $1.2 million related to tenant origination costs at several same store properties that prior to December 31, 2024 were fully amortized.

The decrease was offset by:

-	$1.2 million of such expense from four properties acquired in 2024 and 2023 (including $470,000 from the property acquired in 2023),

-	$539,000 of depreciation from improvements at several same store properties, and

-	$142,000 of leasing commissions at several same store properties.

Real estate expenses.

The increase is primarily due to:

-	an aggregate increase of $671,000 relating to real estate tax expense for several same store properties, none of which was individually significant,

-	$581,000 from properties acquired in 2024 and 2023 (including $426,000 from the property acquired in 2023), and

-	aggregate increases of $410,000 of other real estate expenses (i.e., insurance and common area maintenance) for several same store properties, none of which was individually significant.

The increase was offset primarily by a $202,000 decrease related to properties sold in 2023 and 2024.

A substantial portion of real estate expenses are rebilled to tenants and are included in Rental income, net, on the consolidated statements of income.

General and administrative. The decrease in 2024 is due primarily to decreases in (i) non-cash compensation expense primarily due to the inclusion, in 2023, of $233,000 from the retirement, and related accelerated vesting, of an executive officer’s restricted stock awards, and (ii) professional fees of $166,000 related to litigation that has been settled.

Impairment loss. During 2024, we recorded a $1.1 million impairment loss at our former Hamilton, Ohio property tenanted by LA Fitness. (See Note 5 to our consolidated financial statements).

State taxes. During 2024, our state tax expense was offset by a $238,000 refund from Tennessee related to franchise taxes paid during 2020 through 2022, as the state amended the method of calculating such taxes, resulting in overpayments in such years.

Gain on sale of real estate, net

The following table lists the sold properties and related gains, net, for the periods indicated:

	Year Ended
	December 31,
(Dollars in thousands)	2024	2023
Restaurant parcel - Lakewood, Colorado (1)	$1,784	$—
Restaurant property - Kennesaw, Georgia	964	—
Industrial property - Miamisburg, Ohio	1,507	—
Retail property - Wichita, Kansas	1,884	—
Retail property - Lawrence, Kansas	43	—
Retail property - Cape Girardeau, Missouri (2)	978	—
Vacant retail property - Kennesaw, Georgia	2,072	—
Vacant health and fitness property - Hamilton, Ohio	17	—
Vacant industrial property - Wauconda, Illinois	1,177	—
Retail property - Woodbury, Minnesota	921	—
Retail property - Hilliard, Ohio	224	—
Health and fitness property - Secaucus, New Jersey	6,436	—
Restaurant property - Hauppauge, New York	—	1,534
Retail property - Duluth, Georgia	—	3,180
Restaurant property - Greensboro, North Carolina	—	332
Land parcel - Lakewood, Colorado (3)	—	2,177
Restaurant property - Indianapolis, Indiana	—	226
Restaurant property - Richmond, Virginia	—	265
Restaurant properties - Cartersville & Carrollton, Georgia	—	2,581
Restaurant property - Lawrenceville, Georgia	—	989
Retail property - Virginia Beach, Virginia	—	1,727
Retail property - Fort Myers, Florida	—	3,997
Total Gain on sale of real estate, net	$18,007	$17,008
(1)	This restaurant parcel, at a multi-tenant shopping center, was owned through a consolidated joint venture in which we have a 90% interest. The non-controlling interest’s share of this gain was $178.
(2)	This property was owned through a consolidated joint venture in which we had a 95% interest. The non-controlling interest’s share of this gain was $105.
(3)	This land parcel, at a multi-tenant shopping center, was owned through a consolidated joint venture in which we have a 90% interest. The non-controlling interest’s share of the gain is $218.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Year Ended December 31,		Increase
(Dollars in thousands)	2024	2023	(Decrease)	% Change
Other income and expenses:
Equity in earnings (loss) of unconsolidated joint ventures	$143	$(904)	$1,047	(115.8)
Equity in loss from sale of unconsolidated joint venture property	—	(108)	108	(100.0)
Other income	1,186	234	952	406.8
Interest:
Expense	(19,463)	(18,780)	683	3.6
Amortization and write-off of deferred financing costs	(968)	(839)	129	15.4

Equity in earnings (loss) of unconsolidated joint ventures. The 2023 period includes our 50% share of (i) an $850,000 impairment charge and (ii) $103,000 debt prepayment charge, related to the early payoff of the mortgage, in connection with the sale of our former Manahawkin, New Jersey joint venture property (the “Manahawkin Property”). The Manahawkin Property was sold in December 2023 - see Note 7 to our consolidated financial statements.

Equity in loss from sale of unconsolidated joint venture property. The 2023 results represent a loss of $108,000 from the sale of the Manahawkin Property.

Other income. The change in 2024 is due to an increase of $778,000 in interest income primarily from investments in short-term U.S. treasury bills.

Interest expense. The following table compares interest expense for the periods indicated:

	Year Ended December 31,		Increase
(Dollars in thousands)	2024	2023	(Decrease)	% Change
Interest expense:
Mortgage interest	$19,209	$17,514	$1,695	9.7
Credit line interest	254	1,266	(1,012)	(79.9)
Total	$19,463	$18,780	$683	3.6

Mortgage interest

The following table reflects the weighted average interest rate on the weighted average principal amount of outstanding mortgage debt during the applicable year:

	Year Ended December 31,		Increase
(Dollars in thousands)	2024	2023	(Decrease)	% Change
Weighted average principal amount	$426,916	$416,517	$10,399	2.5
Weighted average interest rate	4.47%	4.18%	0.29%	6.9

The increase in 2024 is due primarily to the increase in the weighted average interest rate on the principal amount of mortgage debt outstanding. Among other things, the mortgages (i) that we refinanced generally bore a higher interest rate than the mortgages we paid off and (ii) obtained in connection with acquisitions generally bore a higher rate of interest than the mortgages on properties we sold.

Credit facility interest

The decrease in credit line interest in 2024 is due to the payoff of the principal balance outstanding on the credit facility. The interest expense of $254,000 for 2024 constitutes the unused facility fee.

The weighted average interest rate was 6.69% for 2023 and the weighted average principal amount outstanding was $15.7 million

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

We compute adjusted funds from operations, or AFFO, by adjusting FFO for straight-line rent accruals and amortization of lease intangibles, deducting from income (i) additional rent from a ground lease tenant, (ii) income on settlement of litigation, (iii) income on insurance recoveries from casualties, (iv) lease termination and assignment fees, and adding back to income (i) amortization of restricted stock and restricted stock unit compensation expense, (ii) amortization of costs in connection with its financing activities (including its share of its unconsolidated joint ventures), (iii) debt prepayment costs, (iv) amortization of lease incentives and (v) mortgage intangible assets. Since the NAREIT White Paper does not provide guidelines for computing AFFO, the computation of AFFO varies from one REIT to another.

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

The following tables provide a reconciliation of net income and net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO for the years indicated (dollars in thousands, except per share amounts):

	Year Ended
	December 31,
	2024	2023
GAAP net income attributable to One Liberty Properties, Inc.	$30,417	$29,614
Add: depreciation and amortization of properties	23,495	24,063
Add: our share of depreciation and amortization of unconsolidated joint ventures	22	477
Add: impairment loss	1,086	—
Add: amortization of deferred leasing costs	796	726
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	12	18
Add: our share of impairment loss of unconsolidated joint venture property	—	850
Add: equity in loss from sale of unconsolidated joint venture property	—	108
Deduct: gain on sale of real estate, net	(18,007)	(17,008)
Adjustments for non-controlling interests	206	148
NAREIT funds from operations applicable to common stock	38,027	38,996
Deduct: straight-line rent accruals and amortization of lease intangibles	(2,745)	(2,717)
Adjust: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	19	(19)
Deduct: lease termination fee income	(250)	—
Deduct: other income and income on settlement of litigation	(110)	(112)
Deduct: our share of unconsolidated joint venture lease termination fee income	—	(21)
Deduct: additional rent from ground lease tenant	—	(16)
Add: amortization of restricted stock and RSU compensation	4,962	5,367
Add: amortization and write-off of deferred financing costs	968	839
Add: amortization of lease incentives	119	121
Add: amortization of mortgage intangible assets	137	114
Add: our share of amortization of deferred financing costs of unconsolidated joint venture	—	42
Adjustments for non-controlling interests	30	1
Adjusted funds from operations applicable to common stock	$41,157	$42,595

	Year Ended
	December 31,
	2024	2023
GAAP net income attributable to One Liberty Properties, Inc.	$1.40	$1.38
Add: depreciation and amortization of properties	1.10	1.13
Add: our share of depreciation and amortization of unconsolidated joint ventures	—	.02
Add: impairment loss	.05	—
Add: amortization of deferred leasing costs	.04	.03
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—
Add: our share of impairment loss of unconsolidated joint venture property	—	.04
Add: equity in loss from sale of unconsolidated joint venture property	—	.01
Deduct: gain on sale of real estate, net	(.84)	(.80)
Adjustments for non-controlling interests	.02	.01
NAREIT funds from operations per share of common stock (1)	1.77	1.82
Deduct: straight-line rent accruals and amortization of lease intangibles	(.13)	(.13)
Adjust: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—
Deduct: lease termination fee income	(.01)	—
Deduct: other income and income on settlement of litigation	(.01)	(.01)
Deduct: our share of unconsolidated joint venture lease termination fee income	—	—
Deduct: additional rent from ground lease tenant	—	—
Add: amortization of restricted stock and RSU compensation	.23	.25
Add: amortization and write-off of deferred financing costs	.04	.04
Add: amortization of lease incentives	.01	.01
Add: amortization of mortgage intangible assets	.01	.01
Add: our share of amortization of deferred financing costs of unconsolidated joint venture	—	—
Adjustments for non-controlling interests	—	—
Adjusted funds from operations per share of common stock (1)	$1.91	$1.99

(1) The weighted average number of diluted common shares used to compute FFO and AFFO applicable to common stock includes unvested restricted shares that are excluded from the computation of diluted EPS.

The $969,000, or 2.5%, decrease in FFO is due primarily to:

●	a $1.5 million increase in real estate operating expenses,
●	a $683,000 increase in interest expense,
●	a $333,000 decrease in rental income, net, and
●	a $264,000 decrease in equity in earnings from our unconsolidated joint ventures due to the inclusion and exclusion, in 2023, of rent income and depreciation expense, respectively, from the Manahawkin Property which was sold in December 2023.

Offsetting the decrease is:

●	a $952,000 increase in other income,
●	a $434,000 decrease in general and administrative expenses,
●	a $283,000 decrease in state tax expense, and
●	$250,000 of lease termination fee income.

See “—Comparison of Years Ended December 31, 2024 and 2023” for further information regarding these changes.

The $1.4 million, or 3.4%, decrease in AFFO is due primarily to the factors impacting FFO as described immediately above, other than the (i) decrease in general and administrative expenses and (ii) lease termination fee income.

See “—Comparison of Years Ended December 31, 2024 and 2023” for further information regarding these changes.

Comparison of Years Ended December 31, 2023 and 2022

As we qualify as a smaller reporting company, this comparison is omitted in accordance with Instruction 1 to Item 303(a) of Regulation S-K.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales. In 2024, we obtained approximately (i) $38.2 million of net proceeds from property sales (after giving effect to $19.9 million of mortgage debt repayments) and (ii) $45.0 million of proceeds from mortgage financings (after giving effect to $33.1 million of refinanced amounts). Our available liquidity at February 28, 2025 was approximately $110.1 million, including approximately $10.1 million of cash and cash equivalents (including the credit facility’s required $3.0 million average deposit maintenance balance) and, subject to borrowing base requirements, up to $100.0 million available under our credit facility.

Liquidity and Financing

We expect to meet our short-term (i.e., one year or less) and long-term (i) operating cash requirements (including debt service and anticipated dividend payments) principally from cash flow from operations, our available cash and cash equivalents, proceeds from and, to the extent permitted and needed, our credit facility and (ii) investing and financing cash requirements (including an estimated aggregate of $3.5 million of capital expenditures) from the foregoing, as well as property financings, property sales and sales of our common stock.

The following table sets forth, as of December 31, 2024, information with respect to our mortgage debt that is payable from January 2025 through December 31, 2027:

(Dollars in thousands)	2025		2026	2027	Total
Amortization payments	$11,084		$11,038	$9,999	$32,121
Principal due at maturity	22,458	(1)	18,461	38,525	79,444
Total	$33,542		$29,499	$48,524	$111,565
(1)Of such sum, $18,737 matures during the six months ending June 30, 2025. We anticipate that we will extend $5,790 and payoff $12,947 of the principal payments that mature during the six months ending June 30, 2025.

We intend to make debt amortization payments from operating cash flow and, though no assurance can be given that we will be successful in this regard, generally intend to refinance, extend or payoff the mortgage loans which mature in 2025 through 2027. We intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash, proceeds from the sale of our common stock and our credit facility (to the extent available).

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

Material Contractual Obligations

The following sets forth our material contractual obligations as of December 31, 2024:

	Payment due by period
	Less than			More than
(Dollars in thousands)	1 Year	1 ‑ 3 Years	4 ‑ 5 Years	5 Years	Total
Mortgages payable—interest and amortization	$29,663	$54,163	$42,511	$62,397	$188,734
Mortgages payable—balances due at maturity	22,458	56,986	109,541	159,172	348,157
Credit facility (1)	—	—	—	—	—
Purchase obligations (2)	4,367	8,738	8,805	235	22,145
Total	$56,488	$119,887	$160,857	$221,804	$559,036
(1)	At December 31, 2024 and February 28, 2025, there was no balance outstanding on the credit facility. We may borrow up to $100,000 pursuant to such facility, subject to compliance with borrowing base requirements. At December 31, 2024 and February 28, 2025, after giving effect to such borrowing base requirements, $100,000 was available to be borrowed. The facility expires December 31, 2026. See “—Credit Facility”.
(2)	Assumes that approximately $3,740 will be payable annually during the next five years pursuant to the compensation and services agreement. Excludes (i) approximately $3,500 of capital expenditures to be incurred in the ordinary course of business in connection with tenant improvements, (ii) amounts required to acquire properties, (iii) the potential funding in 2025 for capital expenditures and operating cash flow shortfalls at The Vue, which amount, if any, has not been definitively determined and (iv) subject to Board approval, $193,000 of dividend payments anticipated to be paid through December 31, 2029 (assuming no changes in the number of shares common stock outstanding and the dividend rate from December 31, 2024).

As of December 31, 2024, we had $425.0 million of mortgage debt outstanding, all of which is non-recourse (subject to standard carve-outs). We expect that mortgage interest and amortization payments (excluding repayments of principal at maturity) of approximately $83.8 million due through 2027 will be paid primarily from cash generated from our operations. We anticipate that principal balances due at maturity through 2027 of $79.4 million will be paid primarily from cash and cash equivalents and mortgage financings and refinancings. If we are unsuccessful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all debt obligations when payments become due, and we may need to issue additional equity, obtain long or short-term debt, or dispose of properties on unfavorable terms.

Credit Facility

Our credit facility provides that subject to borrowing base requirements, we can borrow up to $100.0 million for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $40.0 million and 40% of the borrowing base. See “—Liquidity and Capital Resources”. The facility matures December 31, 2026 and bears interest equal to 30-day SOFR plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 275 basis points if such ratio is greater than 60%. The applicable margin was 175 basis points for each of 2024 and 2023. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. As of February 28, 2025, the rate on the facility was 6.06%.

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

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. Approximately 72% of our leases contain provisions intended to mitigate the impact of inflation. These provisions generally increase rental rates during the terms of the leases either at fixed rates or indexed escalations (based on the Consumer Price Index or other measures). In addition, many of our leases require the tenant to pay, or reimburse us for our payment of, all or a majority of the property’s operating expenses, including real estate taxes, utilities, insurance and building repairs, which may also mitigate our risks associated with rising costs. However, these rent escalation provisions may not adequately offset the effects of inflation.

Inflation may also affect the overall cost of our unhedged debt (i.e., primarily debt incurred pursuant to our credit facility) and affects the mortgage debt we may incur in the future. (The interest rate risk associated with substantially all of our current mortgage debt is either mitigated through long-term fixed interest rate loans and interest rate hedges). Increasing interest rates on acquisition mortgage debt limits the acquisition opportunities we can pursue and reduces the prices at which we sell our properties.

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

Our board of directors will continue to evaluate, on a quarterly basis, the amount and nature (i.e., cash, stock or a combination of the foregoing) of dividend payments based on its assessment of, among other things, our short and long-term cash and liquidity requirements, prospects, debt maturities, maintenance of our REIT status, projections of our REIT taxable income, net income, funds from operations and adjusted funds from operations.

Critical Accounting Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we reconsider and evaluate our estimates and assumptions.

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

Purchase Accounting for Acquisition of Real Estate

The fair value of real estate acquired is allocated to acquired tangible assets (which includes land, building and building improvements) and identified intangible assets and liabilities (which include the value of above, below and at-market leases, origination costs associated with in-place leases and above and below-market mortgages assumed) based in each case on their relative fair values. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and building improvements based on our determination of the relative fair values of these assets. We assess the fair value of the lease intangibles and assumed mortgages based on estimated cash flow projections that utilize appropriate discount rates and available market information. The fair values associated with below-market rental renewal options are determined based on our experience and the relevant facts and circumstances that existed at the time of the acquisitions. The portion of the values of the leases associated with below-market renewal options that we deem reasonably certain to be exercised by the tenant are amortized to rental income over the respective renewal periods. The allocation made by us may have a positive or negative effect on net income and may have an effect on the assets and liabilities on the balance sheet.

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

Equity-Based Compensation

We grant shares of restricted stock and restricted stock units (“RSUs”) to eligible plan participants, subject to the recipient’s continued service over a specified period and, with respect to the RSUs, the satisfaction of specified conditions over a specified period. The RSUs vest based upon satisfaction of specified metrics with respect to the (i) average of our annual total stockholder return (“TSR Awards”) and/or (ii) average annual return of capital (“ROC Awards”), in each case as calculated pursuant to the applicable award agreement. We account for the restricted stock awards and RSUs in accordance with ASC 718, Compensation - Stock Compensation, which requires that such compensation be recognized in the financial statements based on its estimated grant date fair value. The value of such awards is recognized as compensation expense in general and administrative expenses in the accompanying consolidated statements of operations over the applicable service periods. Grant date fair value is determined with respect to the (i) restricted stock awards, by the closing stock price on the date of grant, (ii) TSR Awards, by using a Monte Carlo simulation relying upon various assumptions and (iii) ROC Awards, by the closing stock price on the date of grant, subject to quarterly adjustment based upon management’s projections as to the achievability of the specified metrics related to the ROC Awards (the “ROC Metrics”). There is substantial subjectivity in management’s projections as to the achievability of the ROC Metrics and changes in such projections will cause fluctuations in our results of operations. See Note 11 to our consolidated financial statements.

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

We use interest rate swaps to limit interest rate risk on substantially all variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes. At December 31, 2024, we had no liability in the event of the early termination of our swaps.

At December 31, 2024, we had eight interest rate swap agreements outstanding with an aggregate $13.9 million notional amount. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2024, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and the net unrealized gain on derivative instruments would have increased by $85,000. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and the net unrealized gain on derivative instruments would have decreased by $86,000. These changes would not have any impact on our net income or cash.

The fair market value of our long-term debt is estimated based on discounting future cash flows at interest rates that our management believes reflect the risks associated with long-term debt of similar risk and duration.

The following table sets forth our debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated fair market value at December 31, 2024:

	For the Year Ended December 31,
								Fair
								Market
(Dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	Total	Value
Fixed rate:
Long‑term debt	$33,542	$29,499	$48,524	$39,511	$86,670	$187,232	$424,978	$398,934
Weighted average interest rate	4.22%	4.07%	3.80%	4.60%	4.41%	4.95%	4.56%	6.28%
Variable rate:
Long‑term debt (1)(2)	$—	$—	$—	$—	$—	$—	$—	$—
(1)	As of December 31, 2024, there was no balance outstanding on our credit facility. Our credit facility matures on December 31, 2026 and bears interest equal to 30-day SOFR plus the applicable margin. The applicable margin varies based on the ratio of total debt to total value. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Credit Facility.”

(2)	Excludes $7.3 million of variable rate mortgage debt.

Item 8. Financial Statements and Supplementary Data.

This information appears in Item 15(a) of this Annual Report on Form 10-K and is incorporated into this Item 8 by reference thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as designed and implemented as of December 31, 2024, were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;
●	provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of a company; and
●	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the financial transactions.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting, as defined in in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that occurred during the three months ended December 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended December 31, 2024.

On March 5, 2025, our board of directors adopted, subject to stockholder approval, our 2025 Incentive Plan pursuant to which up to 750,000 shares of the Company’s common stock (and certain cash payments pursuant to dividend equivalent rights) may be issued to our employees, officers, directors and certain others pursuant to grants of, among other things, stock options, restricted stock, RSUs, performance share awards and any one or more of the foregoing.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Apart from certain information concerning our executive officers which is set forth in Part I of this Annual Report, additional information required by this Item 10 shall be included in our proxy statement for our 2025 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2025, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our proxy statement for our 2025 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2025, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Apart from the equity compensation plan information required by Item 201(d) of Regulation S-K which is set forth below, the information required by this Item 12 will be included in our proxy statement for our 2025 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2025 and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our 2022 Incentive Plan (the “2022 Plan”).

Number of
securities
remaining available
	Number of		for future issuance
	securities	Weighted average	under equity
	to be issued	exercise price	compensation
	upon exercise	of outstanding	plans (excluding
	of outstanding	options,	securities
	options, warrants	warrants	reflected in
Plan Category	and rights(1)	and rights	column(a))(2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	256,740	—	189,245
Equity compensation plans not approved by security holders	—	—	—
Total	256,740	—	189,245
(1)	Includes up to 83,240 shares, 85,250 shares and 88,250 shares of common stock issuable pursuant to RSUs that vest as of June 30, 2025, 2026 and 2027, respectively, if and to the extent specified performance (i.e., average annual return on capital) and/or market (i.e., average annual total stockholder return) conditions are satisfied by such vesting dates. Excludes shares of restricted stock issued pursuant to the 2019 Incentive Plan and the 2022 Incentive Plan as such shares, although subject to forfeiture, are outstanding. See Note 11 to our consolidated financial statements.

(2)	Gives effect to outstanding restricted stock other than the 154,390 shares of restricted stock granted on January 14, 2025 pursuant to the 2022 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our proxy statement for our 2025 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2025 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our proxy statement for our 2025 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2025 and is incorporated herein by reference.

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

In reviewing the agreements included as exhibits to this Annual Report on Form10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. Certain agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments. Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

Exhibit No. Title of Exhibit
1.1

Equity Distribution Agreement, dated September 21, 2023 by and between One Liberty Properties, Inc. (“OLP”) and B. Riley FBR, Inc. (“Riley”) (incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K filed on September 21, 2023).

3.1	Articles of Amendment and Restatement of OLP (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed on March 12, 2021).
3.2	Amended and Restated By-Laws of OLP effective as of December 7, 2022 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on December 7, 2022).
4.1

Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-2, Registration No. 333-86850, filed on April 24, 2002 and declared effective on May 24, 2002).

4.2*	OLP Amended and Restated 2019 Incentive Plan (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed June 14, 2023).
4.3*	OLP 2022 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed June 9, 2022).
4.4

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to our Annual Report on Form 10-K filed on March 12, 2021).

10.1

Third Amended and Restated Loan Agreement dated as of November 9, 2016, between VNB New York, LLC, People’s United Bank, Bank Leumi USA and Manufacturers and Traders Trust Company, as lenders, and OLP (the “Loan Agreement”) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 10, 2016).

10.2	First Amendment to Loan Agreement dated July 1, 2019 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 7, 2019).
10.3	Second Amendment to Loan Agreement dated as of July 8, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 14, 2020).
10.4	Third Amendment to Loan Agreement dated as of March 3, 2021 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K filed on March 12, 2021).
10.5	Fourth Amendment to Loan Agreement dated as of November 8, 2022 (incorporated by reference to Exhibit 10.1 our Current Report on Form 8-K filed on November 9, 2022).
10.6*

Compensation and Services Agreement effective as of January 1, 2007 between OLP and Majestic Property Management Corp. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 14, 2007).

10.7*

First Amendment to Compensation and Services Agreement effective as of April 1, 2012 between OLP and Majestic Property Management Corp. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on May 9, 2012).

10.8*

Form of Restricted Stock Award Agreement for awards granted in 2020 and 2021 pursuant to the 2019 Incentive Plan (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed on March 16, 2020).

10.9*	Form of Performance Award Agreement for grants in 2021 pursuant to the 2019 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 5, 2021).
10.10*	Form of Performance Award Agreement for grants in 2022 pursuant to the 2022 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 4, 2022).
10.11*

Form of Restricted Stock Award Agreement for awards granted in 2023 pursuant to the 2022 Incentive Plan (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed on March 14, 2023).

10.12*	Form of Performance Award Agreement for grants in 2023 pursuant to the 2022 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 4, 2023).
10.13*	Form of Performance Award Agreement for grants in 2024 pursuant to the 2022 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 7, 2024).
10.14*

Form of Restricted Stock Award Agreement for awards granted in 2024 pursuant to the 2022 Incentive Plan (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K filed on March 6, 2024).

10.15*	Form of Restricted Stock Award Agreement for awards granted in 2025 pursuant to the 2022 Incentive Plan.
19.1	Insider Trading Policy dated as of December 12, 2024.
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP

31.1	Certification of President and Chief Executive Officer
31.2	Certification of Senior Vice President and Chief Financial Officer
32.1	Certification of President and Chief Executive Officer
32.2	Certification of Senior Vice President and Chief Financial Officer
97.1	Registrant’s Clawback Policy effective October 2, 2023 (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed on March 6, 2024).
101

The following financial statements, notes and schedule from the One Liberty Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 6, 2025 formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; (vi) Notes to the Consolidated Financial Statements; and (vii) Schedule III – Consolidated Real Estate and Accumulated Depreciation.

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

March 6, 2025	ONE LIBERTY PROPERTIES, INC.

	By:	/s/ PATRICK J. CALLAN, JR.
Patrick J. Callan, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW J. GOULD Matthew J. Gould	Chairman of the Board of Directors	March 6, 2025

/s/ FREDRIC H. GOULD Fredric H. Gould	Vice Chairman of the Board of Directors	March 6, 2025

/s/ PATRICK J. CALLAN, JR. Patrick J. Callan, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2025

Charles Biederman	Director	March __, 2025

/s/ EDWARD GELLERT Edward Gellert	Director	March 6, 2025

/s/ JEFFREY A. GOULD Jeffrey A. Gould	Director	March 6, 2025

/s/ J. ROBERT LOVEJOY J. Robert Lovejoy	Director	March 6, 2025

/s/ LEOR SIRI Leor Siri	Director	March 6, 2025

/s/ KAREN A. TILL Karen A. Till	Director	March 6, 2025

/s/ ISAAC KALISH	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 6, 2025
Isaac Kalish

/s/ MILI MATHEW	Vice President, Financial (Principal Accounting Officer)	March 6, 2025
Mili Mathew

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of One Liberty Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Impairment of Real Estate Investments
Description of the Matter

At December 31, 2024, the Company’s real estate investments totaled approximately $672 million. As described in Note 2 to the consolidated financial statements, investments in real estate are reviewed for impairment when circumstances indicate that the carrying value of a property may not be recoverable.

Auditing the Company’s impairment assessment for real estate investments was especially challenging and involved a high degree of subjectivity as a result of the assumptions and estimates inherent in the determination of estimated future cash flows expected to result from the property’s use and eventual disposition.  In particular, management’s assumptions and estimates included projected rental rates and property capitalization rates, which were sensitive to expectations about future operating income, trends and prospects, leasing demand and competition.

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

March 6, 2025

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	December 31,
	2024	2023
ASSETS
Real estate investments, at cost
Land	$165,708	$172,309
Buildings and improvements	695,044	692,346
Total real estate investments, at cost	860,752	864,655
Less accumulated depreciation	188,447	182,705
Real estate investments, net	672,305	681,950

Investment in unconsolidated joint ventures	2,101	2,051
Cash and cash equivalents	42,315	26,430
Unbilled rent receivable	16,988	16,661
Unamortized intangible lease assets, net	13,649	14,681
Escrow, deposits and other assets and receivables	19,596	19,833
Total assets(1)	$766,954	$761,606
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net (see Note 8)	$420,555	$418,347
Line of credit	—	—
Dividends payable	10,049	9,916
Accrued expenses and other liabilities	16,023	15,502
Unamortized intangible lease liabilities, net	11,752	10,096
Total liabilities(1)	458,379	453,861

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 50,000 shares authorized; 20,698 and 20,323 shares issued and outstanding	20,698	20,323
Paid-in capital	335,539	326,379
Accumulated other comprehensive income	208	844
Distributions in excess of net income	(49,020)	(40,843)
Total One Liberty Properties, Inc. stockholders’ equity	307,425	306,703
Non-controlling interests in consolidated joint ventures(1)	1,150	1,042
Total equity	308,575	307,745
Total liabilities and equity	$766,954	$761,606
(1)	The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 6. The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $9,198 and $9,917 of land, $15,599 and $17,475 of building and improvements, net of $6,516 and $6,380 of accumulated depreciation, $2,767 and $3,158 of other assets included in other line items, $13,295 and $16,660 of real estate debt, net, $966 and $1,130 of other liabilities included in other line items, and $1,150 and $1,042 of non-controlling interests as of December 31, 2024 and 2023, respectively.

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Rental income, net	$90,313	$90,646	$92,191
Lease termination fees	250	—	25
Total revenues	90,563	90,646	92,216

Operating expenses:
Depreciation and amortization	24,291	24,789	23,781
Real estate expenses (see Note 10 for related party information)	17,904	16,444	15,508
General and administrative (see Note 10 for related party information)	15,388	15,822	15,258
Impairment loss	1,086	—	—
State taxes	1	284	285
Total operating expenses	58,670	57,339	54,832

Other operating income
Gain on sale of real estate, net	18,007	17,008	16,762
Operating income	49,900	50,315	54,146

Other income and expenses:
Equity in earnings (loss) of unconsolidated joint ventures	143	(904)	400
Equity in loss from sale of unconsolidated joint venture property	—	(108)	—
Income on settlement of litigation	—	—	5,388
Other income	1,186	234	1,003
Interest:
Expense	(19,463)	(18,780)	(17,569)
Amortization and write-off of deferred financing costs	(968)	(839)	(1,115)

Net income	30,798	29,918	42,253
Net income attributable to non-controlling interests	(381)	(304)	(76)
Net income attributable to One Liberty Properties, Inc.	$30,417	$29,614	$42,177

Weighted average number of common shares outstanding:
Basic	20,600	20,499	20,360
Diluted	20,722	20,556	20,453

Per common share attributable to common stockholders:
Basic	$1.41	$1.38	$2.00
Diluted	$1.40	$1.38	$1.99

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$30,798	$29,918	$42,253

Other comprehensive income
Net unrealized (loss) gain on derivative instruments	(636)	(967)	3,325
Comprehensive income	30,162	28,951	45,578

Net income attributable to non-controlling interests	(381)	(304)	(76)
Adjustment for derivative instruments attributable to non-controlling interests	—	1	(2)
Comprehensive income attributable to One Liberty Properties, Inc.	$29,781	$28,648	$45,500

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE YEARS ENDED DECEMBER 31, 2024

(Amounts in Thousands, Except Per Share Data)

					Non-
					Controlling
			Accumulated	Accumulated	Interests in
			Other	Distributions	Consolidated
	Common	Paid-in	Comprehensive	in Excess of	Joint
	Stock	Capital	Income (Loss)	Net Income	Ventures	Total
Balances, December 31, 2021	$20,239	$322,793	$(1,513)	$(36,187)	$946	$306,278
Cash Distributions — common stock ($1.80 per share)	—	—	—	(38,092)	—	(38,092)
Repurchases of common stock, net	(208)	(5,032)	—	—	—	(5,240)
Shares issued through dividend reinvestment plan	102	2,293	—	—	—	2,395
Shares issued through equity offering program, net	17	546	—	—	—	563
Restricted stock and RSU vesting	212	(212)	—	—	—	—
Compensation expense — restricted stock and RSUs	—	5,507	—	—	—	5,507
Distributions to non-controlling interests	—	—	—	—	(52)	(52)
Net income	—	—	—	42,177	76	42,253
Other comprehensive income	—	—	3,323	—	2	3,325
Balances, December 31, 2022	20,362	325,895	1,810	(32,102)	972	316,937
Cash Distributions — common stock ($1.80 per share)	—	—	—	(38,355)	—	(38,355)
Repurchases of common stock, net	(499)	(9,139)	—	—	—	(9,638)
Shares issued through dividend reinvestment plan	233	4,483	—	—	—	4,716
Restricted stock and RSU vesting	227	(227)	—	—	—	—
Compensation expense — restricted stock and RSUs	—	5,367	—	—	—	5,367
Distributions to non-controlling interests	—	—	—	—	(233)	(233)
Net income	—	—	—	29,614	304	29,918
Other comprehensive loss	—	—	(966)	—	(1)	(967)
Balances, December 31, 2023	20,323	326,379	844	(40,843)	1,042	307,745
Cash Distributions — common stock ($1.80 per share)	—	—	—	(38,594)	—	(38,594)
Shares issued through dividend reinvestment plan	161	3,371	—	—	—	3,532
Shares issued through equity offering program, net	38	1,003	—	—	—	1,041
Restricted stock and RSU vesting	176	(176)	—	—	—	—
Compensation expense — restricted stock and RSUs	—	4,962	—	—	—	4,962
Contributions from non-controlling interest	—	—	—	—	43	43
Distributions to non-controlling interests	—	—	—	—	(316)	(316)
Net income	—	—	—	30,417	381	30,798
Other comprehensive loss	—	—	(636)	—	—	(636)
Balances, December 31, 2024	$20,698	$335,539	$208	$(49,020)	$1,150	$308,575

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$30,798	$29,918	$42,253
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(18,007)	(17,008)	(16,762)
Impairment loss	1,086	—	—
Increase in net amortization of unbilled rental income	(1,585)	(1,898)	(2,409)
Write-off of unbilled rent receivable	50	133	—
Amortization and write-off of intangibles relating to leases, net	(1,210)	(952)	(831)
Amortization of restricted stock and RSU compensation expense	4,962	5,367	5,507
Equity in (earnings) loss of unconsolidated joint ventures	(143)	904	(400)
Equity in loss from sale of unconsolidated joint venture property	—	108	—
Distributions of earnings from unconsolidated joint ventures	93	194	172
Depreciation and amortization	24,291	24,789	23,781
Amortization and write-off of deferred financing costs	968	839	1,115
Payment of leasing commissions	(632)	(755)	(2,561)
(Increase) decrease in escrow, deposits, other assets and receivables	(944)	3,818	(6,856)
(Decrease) increase in accrued expenses and other liabilities	(668)	596	1,188
Net cash provided by operating activities	39,059	46,053	44,197

Cash flows from investing activities:
Purchase of real estate	(44,877)	(9,229)	(51,217)
Improvements to real estate	(3,719)	(4,866)	(4,574)
Investments in ground leased property	(100)	(932)	(697)
Net proceeds from sale of real estate	58,401	40,839	30,253
Insurance recovery proceeds due to casualty loss	—	—	918
Distributions of capital from unconsolidated joint venture	—	7,143	—
Net cash provided by (used in) investing activities	9,705	32,955	(25,317)

Cash flows from financing activities:
Proceeds from mortgage financings	78,138	36,450	70,690
Repayments of mortgages payable	(63,757)	(14,935)	(54,585)
Scheduled amortization payments of mortgages payable	(11,968)	(12,405)	(12,624)
Proceeds from bank line of credit	—	40,900	53,300
Repayments on bank line of credit	—	(62,700)	(43,200)
Issuance of shares through dividend reinvestment plan	3,532	4,716	2,395
Repurchases of common stock, net	—	(9,638)	(5,240)
Proceeds from sale of common stock, net	1,041	—	563
Payment of financing costs	(1,127)	(716)	(1,669)
Capital contribution from non-controlling interest	43	—	—
Distributions to non-controlling interests	(316)	(233)	(52)
Cash distributions to common stockholders	(38,461)	(38,132)	(37,847)
Net cash used in financing activities	(32,875)	(56,693)	(28,269)

Net increase (decrease) in cash, cash equivalents and restricted cash	15,889	22,315	(9,389)
Cash, cash equivalents and restricted cash at beginning of year	29,592	7,277	16,666
Cash, cash equivalents and restricted cash at end of year	$45,481	$29,592	$7,277

(continued on next page)

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in Thousands)

The following table provides supplemental disclosure of cash flow information:

	Year Ended December 31,
	2024	2023	2022
Cash paid for interest expense	$19,356	$18,798	$17,475

Supplemental disclosure of non-cash investing activities:
Purchase accounting allocation - intangible lease assets	$3,726	$871	$4,322
Purchase accounting allocation - mortgage intangible assets	—	260	670
Purchase accounting allocation - intangible lease liabilities	(3,561)	(237)	(2,006)
Assumption of mortgages payable upon acquisition of properties	—	4,280	6,034
Lease liabilities adjustment from the reassessment of right of use assets	—	3,366	—
Loan receivable in connection with sale of a property	—	1,816	—

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31,
	2024	2023
Cash and cash equivalents	$42,315	$26,430
Restricted cash included in escrow, deposits and other assets and receivables	3,166	3,162
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$45,481	$29,592

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 1 — ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial and, to a lesser extent, retail properties, many of which are subject to long-term net leases. As of December 31, 2024, OLP owns 102 properties, including two properties owned by consolidated joint ventures and two properties owned by unconsolidated joint ventures. The 102 properties are located in 31 states.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Many of the Company’s properties are subject to long-term net leases under which the tenant is typically responsible to pay directly to the vendor the real estate taxes, insurance, utilities and ordinary maintenance and repairs related to the property, and the Company is not the primary obligor with respect to such items. As a result, the revenue and expenses relating to these properties are recorded on a net basis. For certain properties, in addition to contractual base rent, the tenants pay their contractual share of real estate taxes and operating expenses to the Company. The revenue and expenses associated with properties at which the Company is the primary obligor are generally recorded on a gross basis. During 2024, 2023 and 2022, the Company recorded reimbursements of expenses of $14,793,000, $13,636,000 and $12,548,000, respectively, which are included in Rental income, net, in the accompanying consolidated statements of income.

Gains and losses on the sale of real estate investments are recorded when the Company no longer holds a controlling financial interest in the entity which holds the real estate investment and the relevant revenue recognition criteria under GAAP have been met.

Purchase Accounting for the Acquisition of Real Estate

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

The values of acquired above-market and below-market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisition. Such valuations include a consideration of the non-cancellable terms of the respective leases, as well as any applicable renewal period(s). The fair values associated with below-market rental renewal options are determined based on the Company’s experience and other relevant factors at the time of the acquisition. The values of above-market leases are amortized as a reduction to rental income over the terms of the respective non-cancellable lease periods. The values of below-market leases are amortized as an increase to rental income over the terms of the respective non-cancellable lease periods. The portion of the values of the leases associated with below-market renewal options that management deemed are reasonably certain to be exercised by the tenant are amortized to rental income over such renewal periods. The value of other intangible assets (i.e., origination costs) is recorded to amortization expense over the remaining term of the respective leases. If a lease is terminated prior to its contractual expiration date or not renewed, all unamortized amounts relating to that lease would be recognized in operations at such time. The estimated remaining useful lives of intangibles assets or liabilities range from approximately one to 28 years.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The values of assumed mortgages are recorded based on the present values (using discount rates which reflect the risks associated with the mortgage assumed) of the difference between the contractual amounts to be paid at the stated interest rates and management’s estimate of market interest rates for similar debt, at the time of the acquisition, measured over the term of such debt. The values of above or below-market mortgages are amortized as a decrease or increase, respectively, to interest expense over the term of the respective debt. The estimated remaining useful lives of intangible mortgage assets range from approximately four to five years.

Accounting for Long-Lived Assets and Impairment of Real Estate Owned

The Company reviews its real estate portfolio on a quarterly basis for indicators of impairment to the value of any of its real estate assets, including deferred costs and intangibles, to determine if there is any need for an impairment charge. In reviewing the portfolio, the Company examines one or more of the following: the type of asset, the current financial statements or other available financial information of the tenant, prolonged or significant vacancies, the economic environment of the area in which the asset is located and the industry in which the tenant is involved, the timeliness of the payments made by the tenant under its lease, property inspection reports and communication with, by, or relating to, the tenant. For each real estate asset owned for which indicators of impairment exist, management performs a recoverability test by comparing (i) the sum of the estimated undiscounted future cash flows attributable to the asset, which are determined using assumptions and estimates, including projected rental rates over an appropriate holding period and property capitalization rates, to (ii) the carrying amount of the asset. If the aggregate undiscounted cash flows are less than the asset’s carrying amount, an impairment is recorded to the extent that the estimated fair value is less than the asset’s carrying amount. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. The analysis includes an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, the effects of leasing demand, competition and other factors. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. In June 2024, the Company recorded a $1,086,000 impairment charge at its former Hamilton, Ohio property in connection with its sale (see Note 5). No such impairment charges were recognized against the Company’s real estate portfolio during the years ended December 31, 2023 and 2022.

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

DECEMBER 31, 2024

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company reviews on a quarterly basis its investments in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered based on the underlying assets of the investment is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the three years ended December 31, 2024, there were no impairment charges related to the Company’s investments in unconsolidated joint ventures.

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

DECEMBER 31, 2024

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

DECEMBER 31, 2024

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company’s properties are located in 31 states. Only properties in one state, South Carolina, contributed more than 10% to the Company’s total revenues (i.e., 11.6% in 2024 and 10.3% in 2023). No real estate investments in any one state contributed more than 10% to the Company’s total revenues in 2022.

No tenant contributed over 10% to the Company’s total revenues in any of the past three years.

Escrows

Real estate taxes and other escrows aggregating $3,166,000 and $3,162,000 at December 31, 2024 and 2023, respectively, are included in Escrow, deposits and other assets and receivables.

Segment Reporting

On January 1, 2024, the Company adopted the FASB ASU No. 2023–07, Segment Reporting – Improvements to Reportable Segments Disclosures, as amended, which enhances disclosures of significant segment expenses regularly provided to the chief operating decision maker.

Substantially all of the Company’s real estate assets, at acquisition, are comprised of real estate owned that is leased to tenants on a long-term basis. Therefore, the Company aggregates real estate assets for reporting purposes and operates in one reportable segment.

The Company’s Chief Operating Decision Makers (“CODMs”) are its Chief Executive Officer and Chief Operating Officer. As the Company operates in one reportable segment, the CODMs are provided the consolidated income statement (detailing total revenues, total operating expenses, operating income and net income). This financial report assists the CODMs in assessing the Company’s financial performance and in allocating resources appropriately.

New Accounting Pronouncement

In November 2024, the FASB issued ASU No. 2024–03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220–40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses into specified categories within the footnotes to the financial statements. ASU No. 2024–03 is applicable for fiscal years beginning after December 15, 2026. The Company is in the process of evaluating the new guidance to determine the extent to which it will impact the Company’s consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 3 — LEASES

Lessor Accounting

The Company owns rental properties which are leased to tenants under operating leases with current expirations ranging from 2025 to 2046, with options to extend or terminate the lease. Revenues from such leases are reported as Rental income, net, and are comprised of (i) lease components, which includes fixed and variable lease payments and (ii) non-lease components which includes reimbursements of property level operating expenses. The Company does not separate non-lease components from the related lease components, as the timing and pattern of transfer are the same, and account for the combined component in accordance with ASC 842.

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

The components of lease revenues are as follows (amounts in thousands):

	Year Ended December 31,
	2024	2023	2022
Fixed lease revenues	$74,193	$75,935	$74,101
Variable lease revenues	14,910	13,759	17,259	(a)
Lease revenues (b)	$89,103	$89,694	$91,360
(a)	Includes, for 2022, $4,626 of additional rent accrued from a ground lease tenant – see Note 6.
(b)	Excludes $1,210, $952 and $831 of amortization related to lease intangible assets and liabilities for 2024, 2023 and 2022, respectively.

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

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due by reviewing the tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. As of December 31, 2024, the Company has assessed the collectability of all recorded lease revenues as probable.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 3 — LEASES (CONTINUED)

Minimum Future Rents

As of December 31, 2024, the minimum future contractual rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual rents do not include (i) straight-line rent or amortization of lease intangibles or incentives and (ii) variable lease payments as described above.

For the year ending December 31,
2025	$72,245
2026	69,316
2027	60,088
2028	48,368
2029	37,303
Thereafter	100,037
Total	$387,357

Lease Incentives

At December 31, 2024 and 2023, the Company’s unamortized lease incentives aggregating $975,000 and $1,095,000, respectively, are recorded in Escrow, deposits and other assets and receivables on the consolidated balance sheets. During 2024 and 2023, the Company amortized $119,000 and $121,000, respectively, of such incentives as a reduction to rental income. During 2023, the Company wrote-off $84,000 of a tenant’s unamortized lease incentive balance as the related property was sold during such year, which reduced the gain on sale reported on the consolidated statement of income. The lease incentives will be amortized against rental income over the terms of the leases during the next eight years.

Straight-Line Rent

At December 31, 2024 and 2023, the Company’s unbilled rent receivables aggregating $16,988,000 and $16,661,000, respectively, represent rent reported on a straight-line basis in excess of rental payments required under the respective leases. The unbilled rent receivable is to be billed and received pursuant to the lease terms during the next 17 years.

During 2024, 2023 and 2022, the Company wrote-off $1,045,000, $1,048,000 and $519,000, respectively, of unbilled straight-line rent receivable related to the properties sold during such years, which reduced the gain on sale reported on the consolidated statements of income.

At December 31, 2024 and 2023, the Company’s unearned rental income aggregating $416,000 and $579,000, respectively, represent rent reported on a straight-line basis less than rental payments required under the respective leases. Such amounts are recorded in Accrued expenses and other liabilities on the consolidated balance sheets. The unearned rental income is to be recognized into revenue over the term of the lease during the next 17 years.

During 2023, the Company wrote-off $43,000 of a tenant’s unearned rental income as the related property was sold during such year, which increased the gain on sale reported on the consolidated statement of income. No such amounts were written off during 2024 or 2022.

On a quarterly basis, the Company assesses the collectability of straight-line rent balances by reviewing the tenant’s payment history and financial condition. The Company has assessed the collectability of all straight-line rent balances as probable as of December 31, 2024. During 2024 and 2023, the Company wrote-off, as a reduction to rental income, net, $50,000 and $133,000, respectively, of unbilled rent receivables due from two tenants as they filed for Chapter 11 bankruptcy protection.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 3 — LEASES (CONTINUED)

Lessee Accounting

Ground Lease

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The ground lease expires March 3, 2030 and provides for up to three, five-year renewal options and one seven-month renewal option. At December 31, 2024 and 2023, the Company recorded a liability of $2,511,000 and $2,827,000, respectively, for the obligation to make payments under the lease and an asset of $1,953,000 and $2,246,000, respectively, for the right to use the underlying asset during the lease term. The liability is included in Accrued expenses and other liabilities and the asset is included in Escrow, deposits and other assets and receivables on the consolidated balance sheets. As of December 31, 2024, the remaining lease term is approximately five years. The Company applied a discount rate of 6.91%, based on its incremental borrowing rate given the term of the lease, as the rate implicit in the lease is not known. During the years ended December 31, 2024, 2023 and 2022, the Company recognized $489,000, $544,000 and $599,000, respectively, of lease expense related to this ground lease which is included in Real estate expenses on the consolidated statements of income.

Office Lease

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a five-year renewal option. At December 31, 2024 and 2023, the Company recorded a liability of $511,000 and $536,000, respectively, for the obligation to make payments under the lease and an asset of $473,000 and $505,000, respectively, for the right to use the underlying asset during the lease term. The liability is included in Accrued expenses and other liabilities and the asset is included in Escrow, deposits and other assets and receivables on the consolidated balance sheets. Lease payments associated with the renewal option period, which was determined to be reasonably certain to be exercised, are included in the measurement of the lease liability and right of use asset. As of December 31, 2024, the remaining lease term, including the renewal option deemed exercised, is 12 years. The Company applied a discount rate of 3.81%, based on its incremental borrowing rate given the term of the lease, as the rate implicit in the lease is not known. During each of the years ended December 31, 2024, 2023 and 2022, the Company recognized $56,000 of lease expense related to this office lease which is included in General and administrative expenses on the consolidated statements of income.

Minimum Future Lease Payments

As of December 31, 2024, the minimum future lease payments related to the operating ground and office leases are as follows (amounts in thousands):

For the year ending December 31,
2025	$626
2026	627
2027	629
2028	630
2029	692
Thereafter	537
Total undiscounted cash flows	$3,741
Present value discount	(719)
Lease liability	$3,022

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 4 — REAL ESTATE INVESTMENTS

Acquisitions

The following tables detail the Company’s real estate asset acquisitions and purchase price allocations during 2024 and 2023 (amounts in thousands):

		Contract		Capitalized
		Purchase		Transaction
Description of Industrial Property	Date Acquired	Price	Terms of Payment	Costs
Quality Custom Distribution Services, Inc.
Albuquerque, New Mexico	April 24, 2024	$6,450	All cash (a)	$55
Russell Equipment, Inc.
Savannah, Georgia	May 23, 2024	5,240	All cash (b)	53
Multi-tenant
Council Bluffs, Iowa	August 19, 2024	33,000	Cash and $18,425 mortgage (c)	79
Totals for 2024		$44,690		$187

Multi-tenant
Blythewood, South Carolina	July 13, 2023	$13,400	Cash and $4,280 mortgage (d)	$109
Totals for 2023		$13,400		$109
(a)	Subsequent to the acquisition of this property, the Company obtained new mortgage debt of $3,401 bearing an interest rate of 6.00% and maturing in 2032.
(b)	Subsequent to the acquisition of this property, the Company obtained new mortgage debt of $2,812 bearing an interest rate of 6.00% and maturing in 2035.
(c)	Simultaneously with the acquisition of this property, the Company obtained new mortgage debt of $18,425 bearing an interest rate of 6.08% and maturing in 2034.
(d)	Simultaneously with the acquisition of this property, the Company assumed a mortgage of $4,280 bearing an interest rate of 4.60% and maturing in 2029.

		Building &	Intangible Lease		Mortgage
Description of Industrial Property	Land	Improvements	Asset (a)	Liability (b)	Intangible (c)	Total
Quality Custom Distribution Services, Inc.
Albuquerque, New Mexico	$1,341	$6,330	$689	$(1,855)	$—	$6,505
Russell Equipment, Inc.
Savannah, Georgia	1,044	3,724	525	—	—	5,293
Multi-tenant
Council Bluffs, Iowa	3,811	28,462	2,512	(1,706)	—	33,079
Totals for 2024	$6,196	$38,516	$3,726	$(3,561)	$—	$44,877

Multi-tenant
Blythewood, South Carolina	$311	$12,304	$871	$(237)	$260	$13,509
Totals for 2023	$311	$12,304	$871	$(237)	$260	$13,509

(a)	With respect to the intangible lease assets, the weighted average amortization period for the 2024 and 2023 acquisitions is 5.4 years and 1.1 years, respectively.
(b)	With respect to the intangible lease liabilities, the weighted average amortization period for the 2024 and 2023 acquisitions is 8.7 years and 1.1 years, respectively.
(c)	With respect to the mortgage intangible asset, the weighted average amortization period for the 2023 acquisition is 5.4 years.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 4 — REAL ESTATE INVESTMENTS (CONTINUED)

The following table details the market capitalization and discount rates associated with the assessment of the fair value of the related lease and mortgage intangibles for the Company’s acquisitions of real estate:

			Discount Rate (a)
Year		Market Cap	Lease	Mortgage
Acquired	Description of Industrial Property	Rate (a)	Intangible	Intangible
2024	Quality Custom Distribution Services, Inc.
	Albuquerque, New Mexico	6.75%	7.14%	—
2024	Russell Equipment, Inc.
	Savannah, Georgia	7.00%	7.15%	—
2024	Multi-tenant
	Council Bluffs, Iowa	6.60%	7.41%	—
2023	Multi-tenant
	Blythewood, South Carolina	6.75%	6.75%	6.00%
(a)	The fair value of the tangible and intangible leases and mortgages were assessed as of the acquisition date using an income approach and estimated cash flow projections which utilize an appropriate market capitalization rate and discount rate which are categorized as Level 3 unobservable inputs in the fair value hierarchy (as defined in Note 2).

The following table details the accumulated amortization of acquired intangibles during the periods indicated (amounts in thousands):

	December 31, 2024			December 31, 2023
	Intangible			Intangible
	Lease Assets	Mortgage Asset	Lease Liabilities	Lease Assets	Mortgage Asset	Lease Liabilities
Accumulated amortization	$17,090	$263	$2,787	$19,377	$126	$5,191

The following table details the amortization of acquired intangibles and the classification in the Company’s consolidated statements of income for the periods indicated (amounts in thousands):

	Year Ended December 31,
	2024	2023	2022	Classification
Intangible lease assets/liabilities	$1,210	$952	$831	Rental income, net
Tenant origination costs	3,980	4,821	4,722	Depreciation and amortization
Intangible mortgage assets	137	114	12	Interest expense

As of December 31, 2024, the future amortization of the Company’s acquired intangibles are as follows (amounts in thousands):

For the year ending December 31,	Intangible Lease Assets (a)	Tenant Origination Costs (b)	Intangible Mortgage Assets (c)	Intangible Lease Liabilities (d)
2025	$91	$3,352	$137	$1,033
2026	55	3,158	137	1,013
2027	5	2,490	137	1,065
2028	2	1,537	137	976
2029	2	1,039	111	859
Thereafter	5	1,913	8	6,806
Total	$160	$13,489	$667	$11,752
(a)	The result of acquired above-market leases and will be deducted from rental income through 2032.
(b)	The result of acquired in-place leases and will be charged to Depreciation and amortization expense through 2034.
(c)	The result of acquired below-market mortgages and will be charged to interest expense through 2030.
(d)	The result of acquired below-market leases and will be added to rental income through 2052.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 4 — REAL ESTATE INVESTMENTS (CONTINUED)

Acquisitions Subsequent to December 31, 2024

On January 16, 2025, the Company acquired two industrial properties located in Theodore, Alabama, and leased by four tenants, for $49,000,000. In connection with these acquisitions, the Company obtained $29,000,000 of mortgage debt on these properties bearing an interest rate of 6.12% and maturing in 2035.

On February 6, 2025, the Company acquired an industrial property located in Wichita, Kansas, and leased by one tenant, for $13,300,000. In connection with this acquisition, the Company obtained $7,500,000 of mortgage debt on this property bearing an interest rate of 6.09% and maturing in 2030.

Depreciation and Amortization

Depreciation of buildings is computed on the straight-line method over an estimated useful life of 40 years. Depreciation of building improvements is computed on the straight-line method over the estimated useful life of the improvements. If the Company determines it is the owner of tenant improvements, the amounts funded to construct the tenant improvements are treated as a capital asset and depreciated over the lesser of the remaining lease term or the estimated useful life of the improvements on the straight-line method. Leasehold interests and the related ground lease payments are amortized over the initial lease term of the leasehold position. During 2024, 2023 and 2022, the Company recorded depreciation expense (including amortization of a leasehold position, lease origination costs, and capitalized leasing commissions) of $24,291,000, $24,789,000 and $23,781,000, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 5 — SALES OF PROPERTIES AND IMPAIRMENT LOSS

The following tables detail the Company’s sales of real estate during 2024, 2023 and 2022 (amounts in thousands):

			Gross		Gain on Sale of
Description of Property	City, State	Date Sold	Sales Price		Real Estate, Net
Hacienda Colorado restaurant parcel (a)	Lakewood, Colorado	March 6, 2024	$2,900	(a)	$1,784	(a)
Applebee's restaurant property	Kennesaw, Georgia	May 6, 2024	2,834		964
FedEx industrial property	Miamisburg, Ohio	May 9, 2024	2,793		1,507
Havertys retail property	Wichita, Kansas	June 6, 2024	6,600		1,884
Urban Outfitters retail property	Lawrence, Kansas	June 7, 2024	1,300		43
Walgreens retail property (b)	Cape Girardeau, Missouri	June 10, 2024	2,793		978	(b)
Vacant retail property	Kennesaw, Georgia	June 28, 2024	6,700		2,072
Vacant health and fitness property	Hamilton, Ohio	August 15, 2024	4,350		17	(c)
Vacant industrial property	Wauconda, Illinois	August 29, 2024	4,425		1,177
Hobby Lobby retail property	Woodbury, Minnesota	September 16, 2024	4,750		921
Advance Auto Parts retail property	Hilliard, Ohio	December 10, 2024	1,565		224
LA Fitness health and fitness property	Secaucus, New Jersey	December 27, 2024	21,428		6,436
Totals for 2024			$62,438	(d)	$18,007	(e)

			Gross		Gain on Sale of
Description of Property	City, State	Date Sold	Sales Price		Real Estate, Net
TGI Fridays restaurant property	Hauppauge, New York	February 28, 2023	$4,200		$1,534
Havertys retail property	Duluth, Georgia	May 31, 2023	6,000		3,180
TGI Fridays restaurant property	Greensboro, North Carolina	September 20, 2023	3,250		332
Land (f)	Lakewood, Colorado	November 14, 2023	3,333	(f)	2,177	(f)
Chuck E Cheese restaurant property	Indianapolis, Indiana	November 15, 2023	2,200		226
TGI Fridays restaurant property	Richmond, Virginia	November 17, 2023	3,200		265
Applebee's restaurants (2 properties)	Cartersville & Carrollton, Georgia	December 5, 2023	7,300		2,581
Applebee's restaurant property	Lawrenceville, Georgia	December 7, 2023	2,903	(g)	989
Havertys retail property	Virginia Beach, Virginia	December 15, 2023	5,500		1,727
Barnes & Noble retail property	Fort Myers, Florida	December 21, 2023	7,300		3,997
Totals for 2023			$45,186		$17,008	(h)

			Gross		Gain on Sale of
Description of Property	City, State	Date Sold	Sales Price		Real Estate, Net
Wendy's restaurants (4 properties)	Various cities, Pennsylvania	March 22, 2022	$10,000		$4,649
Orlando Baking industrial property	Columbus, Ohio	May 2, 2022	8,500		6,925
Havertys retail property	Fayetteville, Georgia	June 17, 2022	4,800	(i)	1,125
Vacant retail property	Columbus, Ohio	August 8, 2022	8,300		4,063
Totals for 2022			$31,600		$16,762	(j)
(a)	A consolidated joint venture, in which the Company holds a 90% interest, sold a restaurant parcel which was part of a multi-tenant shopping center. In connection with the sale of this parcel, the joint venture paid down $1,885 of the mortgage on this property. The non-controlling interest’s share of the gain was $178.
(b)	This property was owned by a consolidated joint venture in which the Company held a 95% interest. The non-controlling interest’s share of the gain was $105.
(c)	See discussion below regarding a $1,086 impairment loss recognized at this property in connection with the sale.
(d)	In connection with these sales, the Company paid off mortgages in an aggregate of $18,184.
(e)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $1,045 of unbilled rent receivables, $108 of other assets and receivables and $83 of net unamortized intangible lease assets and liabilities.
(f)	A consolidated joint venture, in which the Company holds a 90% interest, sold a land parcel which was part of a multi-tenant shopping center. In connection with the sale of this parcel, the joint venture paid down $1,116 of the mortgage on this property. The non-controlling interest’s share of the gain was $218.
(g)	In connection with this sale, the Company provided seller-financing of $1,816, interest-only, which is included in Escrow, deposits and other assets and receivables on the consolidated balance sheets at December 31, 2024 and 2023. In December 2024, the loan receivable agreement was amended to extend the maturity from December 31, 2024 to July 1, 2025 and the interest rate increased from 8% to 10%.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 5 — SALES OF PROPERTIES AND IMPAIRMENT LOSS (CONTINUED)

(h)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $1,005 of unbilled/unearned rent, $982 of net unamortized intangible lease assets and liabilities and $223 of other assets and receivables.
(i)	In connection with this sale, the Company paid off the $1,563 mortgage on this property.
(j)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $519 of unbilled rent receivables and $4 of net unamortized intangible lease liabilities and assets.

Impairment Loss

The Company recognized a $1,086,000 impairment loss on the consolidated statement of income for the year ended December 31, 2024 as it re-measured the net book value of a former property located in Hamilton, Ohio to its fair value. The Company determined fair value based on an executed contract of sale for the property which was determined to be a Level 3 unobservable input in the fair value hierarchy (as discussed in Note 2). This property was subsequently sold in August 2024.

Sale subsequent to December 31, 2024

On December 5, 2024, the Company entered into a contract to sell a restaurant property in Concord, North Carolina for $3,253,000. The buyer’s right to terminate the contract expired on January 6, 2025 and the property was sold on January 21, 2025. As a result of this transaction, the Company anticipates recognizing a gain on sale of real estate, net, of approximately $1,100,000 on its consolidated statement of income during the three months ending March 31, 2025.

NOTE 6 — VARIABLE INTEREST ENTITIES, CONTINGENT LIABILITY AND CONSOLIDATED JOINT VENTURES

Variable Interest Entity—Ground Lease

The Company determined it has a variable interest through its ground lease at its Beachwood, Ohio property (The Vue Apartments) and the owner/operator is a VIE because its equity investment at risk is insufficient to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of this VIE because the Company does not have power over the activities that most significantly impact the owner/operator’s economic performance and therefore, does not consolidate this VIE for financial statement purposes. Accordingly, the Company accounts for this investment as land and the revenues from the ground lease as Rental income, net. The ground lease provides for rent which can be deferred and paid based on the operating performance of the property; therefore, this rent is recognized as rental income when the operating performance is achieved and the rent is received. No ground lease rental income has been collected since October 2020 other than settlement proceeds of $4,642,000 from a litigation settled in 2022.

As of December 31, 2024, the VIE’s maximum exposure to loss was $17,376,000 which represented its carrying amount of the land. In purchasing the property in 2016, the owner/operator obtained a $67,444,000 mortgage from a third party which, together with the Company’s purchase of the land, provided substantially all of the funds to acquire the multi-family property. The Company provided its land as collateral for the owner/ operator’s mortgage loan; accordingly, the land position is subordinated to the mortgage. The mortgage balance was $62,277,000 as of December 31, 2024.

Pursuant to the ground lease, as amended, the Company agreed, in its discretion, to fund 78% of any (i) operating expense shortfalls at the property and (ii) capital expenditures required at the property. The Company funded $100,000 and $932,000 during the years ended December 31, 2024 and 2023, respectively. These amounts are included as part of the carrying amount of the land.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	December 31,
	2024 (a)	2023
Land	$9,198	$9,917
Buildings and improvements, net of accumulated depreciation of $6,516 and $6,380, respectively	15,599	17,475
Cash	1,063	1,059
Unbilled rent receivable	881	938
Unamortized intangible lease assets, net	118	412
Escrow, deposits and other assets and receivables	705	749
Mortgages payable, net of unamortized deferred financing costs of $71 and $109, respectively	13,295	16,660
Accrued expenses and other liabilities	751	745
Unamortized intangible lease liabilities, net	215	385
Accumulated other comprehensive income	—	2
Non-controlling interests in consolidated joint ventures	1,150	1,042
(a)	During 2024, the Company and its joint venture partners sold a restaurant parcel at its multi-tenant shopping center in Lakewood, Colorado and a retail property in Cape Girardeau, Missouri. In connection with the sale of the restaurant parcel, the joint venture paid down the mortgage on its property by $1,885 (see Note 5).

As of December 31, 2024, MCB Real Estate, LLC and its affiliates (‘‘MCB’’) are the Company’s joint venture partner in a consolidated joint venture in which the Company has an aggregate equity investment of approximately $3,442,000.

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and, in the event of a sale of, or refinancing of the mortgage encumbering the property owned by such venture, the distributions to the Company may be less than that implied by the Company’s equity ownership interest in the venture.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 7 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2024 and 2023, the Company participated in two unconsolidated joint ventures, each of which owns and operates one property; the Company’s equity investment in these ventures totaled $2,101,000 and $2,051,000, respectively. The Company recorded equity in earnings of $143,000 and $400,000 during 2024 and 2022, respectively, and equity in loss of $904,000 during 2023.

Included in equity in loss for 2023 is the Company’s 50% share of an impairment charge, or $850,000, related to its former Manahawkin, New Jersey joint venture property which was sold in December 2023. The Company’s 50% share of the loss from this sale was $108,000, which is included in Equity in loss from sale of unconsolidated joint venture property on the consolidated statement of income for the year ended December 31, 2023.

NOTE 8 — DEBT OBLIGATIONS

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	December 31,
	2024	2023
Mortgages payable, gross	$424,978	$422,565
Unamortized deferred financing costs	(3,756)	(3,414)
Unamortized mortgage intangible assets (a)	(667)	(804)
Mortgages payable, net	$420,555	$418,347
(a)	In connection with the assumption of two below-market mortgages.

At December 31, 2024, there were 62 outstanding mortgages payable, all of which are secured by first liens on individual real estate investments with an aggregate gross carrying value of $666,764,000 before accumulated depreciation of $130,040,000. After giving effect to interest rate swap agreements (see Note 9), the mortgage payments bear interest at fixed rates ranging from 3.05% to 6.25% and mature between 2025 and 2047. The weighted average interest rate on all mortgage debt was 4.56%, 4.31% and 4.10% at December 31, 2024, 2023 and 2022, respectively.

Scheduled principal repayments during the years indicated are as follows (amounts in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Amortization payments	$11,084	$11,038	$9,999	$9,356	$7,284	$28,060	$76,821
Principal due at maturity	22,458	18,461	38,525	30,155	79,386	159,172	348,157
Total	$33,542	$29,499	$48,524	$39,511	$86,670	$187,232	$424,978

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

The facility, which matures December 31, 2026, provides for an interest rate equal to 30-day SOFR plus an applicable margin ranging from 175 basis points to 275 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility. The applicable margin was 175 basis points at December 31, 2024 and 2023. An unused facility fee of .25% per annum applies to the facility. The Company had no balance outstanding on the facility during the year ended December 31, 2024. The weighted average interest rate on the facility was approximately 6.69% and 3.42% during 2023 and 2022, respectively.

The credit facility includes certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. The Company was in compliance with all covenants at December 31, 2024 and 2023.

At each of December 31, 2024 and February 28, 2025, $100,000,000 was available to be borrowed under the facility, including an aggregate of up to $40,000,000 available for renovation and operating expense purposes.

At December 31, 2024 and 2023, the Company had unamortized deferred financing costs of $366,000 and $549,000, respectively, which are included in Escrow, deposits and other assets and receivables on the consolidated balance sheets.

Deferred Financing Costs

Mortgage and credit line costs are deferred and amortized on a straight-line basis over the terms of the respective debt obligations, which approximates the effective interest method. At December 31, 2024 and 2023, accumulated amortization of such costs was $5,214,000 and $5,298,000, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 9 — FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, escrow, deposits and other assets and receivables (excluding interest rate swaps), dividends payable, and accrued expenses and other liabilities, are not measured at fair value on a recurring basis but are considered to be recorded at amounts that approximate fair value.

The fair value and carrying amounts of the Company’s mortgages payable are as follows (dollars in thousands):

	December 31,
	2024	2023
Fair value of mortgages payable (a)	$398,934	$397,031
Carrying value of mortgages payable, gross	$424,978	$422,565
Fair value less than the carrying value	$(26,044)	$(25,534)
Blended market interest rate (a)	6.28%	5.93%
Weighted average interest rate	4.56%	4.31%
Weighted average remaining term to maturity (years)	6.1	5.9
(a)	Estimated using unobservable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

Considerable judgment is necessary to interpret market data and develop the estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair Value on a Recurring Basis

As of December 31, 2024, the Company had in effect eight interest rate derivatives, all of which were interest rate swaps, related to eight outstanding mortgage loans with an aggregate $13,923,000 notional amount maturing between 2025 and 2026 (weighted average remaining term to maturity of approximately one year). These interest rate swaps, all of which were designated as cash flow hedges, converted SOFR based variable rate mortgages to fixed annual rate mortgages. The interest rates range from 3.24% to 4.34% with a weighted average interest rate of 4.04% at December 31, 2024.

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the associated credit valuation adjustments use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of December 31, 2024, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy. The Company does not currently own any financial instruments that are measured on a recurring basis and that are classified as Level 1 or 3.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 9 — FAIR VALUE MEASUREMENTS (CONTINUED)

The fair value of the Company’s derivative financial instruments was determined to be the following (amounts in thousands):

	As of	Carrying and
	December 31,	Fair Value
Financial assets: Interest rate swaps	2024	$208
	2023	824

The fair value of the Company’s derivatives is reflected in Escrow, deposits and other assets and receivables on the consolidated balance sheets. As of December 31, 2024 and 2023, there were no derivatives in a liability position.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the years presented (amounts in thousands):

	Year Ended December 31,
	2024	2023	2022
Amount of gain recognized on derivatives in other comprehensive income	$200	$328	$3,028
Amount of reclassification from Accumulated other comprehensive income into Interest expense	836	1,295	(297)

During the twelve months ending December 31, 2025, the Company estimates an additional $183,000 will be reclassified from Accumulated other comprehensive income as a decrease to Interest expense.

The derivative agreements in effect at December 31, 2024 provide that if the wholly owned subsidiary of the Company which is a party to such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for such swap breakage losses.

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

During 2024, 2023, and 2022, in consideration for the Services, the Company paid Majestic $3,322,000, $3,317,000 and $3,067,000, respectively. Included in these fees are $1,444,000 in 2024, $1,510,000 in 2023 and $1,346,000 in 2022 of property management services. The amounts paid for property management services are based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the

Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic for property management services with respect to properties managed by third parties. During 2024, 2023 and 2022, the Company also paid Majestic, pursuant to the compensation and services agreement, $336,000, $317,000 and $317,000, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 10 — RELATED PARTY TRANSACTIONS (CONTINUED)

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and RSUs under the Company’s stock incentive plans. During 2024, 2023 and 2022, the related expense charged to the Company’s operations was $2,401,000, $2,499,000 and $2,572,000, respectively.

The amounts paid under the compensation and services agreement (except for the property management services which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income.

Joint Venture Partners and Affiliates

During 2024, 2023 and 2022, the Company paid an aggregate of $94,000, $90,000 and $84,000, respectively, to its consolidated joint venture partner or their affiliates (none of whom are officers, directors, or employees of the Company) for property management services, which are included in Real estate expenses on the consolidated statements of income.

During 2024, 2023 and 2022, the Company’s unconsolidated joint ventures paid management fees of $5,000, $115,000 and $131,000, respectively, to the other partner of the ventures, which reduced Equity in earnings on the consolidated statements of income by $2,000 and $66,000 during 2024 and 2022, respectively, and increased Equity in loss on the consolidated statement of income by $57,000 during 2023.

Other

During 2024, 2023 and 2022, the Company paid fees of (i) $326,000, $313,000 and $313,000, respectively, to the Company’s chairman and (ii) $130,000, $125,000 and $125,000, respectively, to the Company’s vice chairman. These fees are included in General and administrative expense on the consolidated statements of income.

At December 31, 2024 and 2023, Gould Investors L.P. (“Gould Investors”), a related party, owned 2,272,601 and 2,180,931 shares of the outstanding common stock of the Company, respectively, or approximately 10.6% and 10.4%, respectively.

The Company obtains its property insurance in conjunction with Gould Investors and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties. Amounts reimbursed to Gould Investors were $1,177,000, $1,093,000 and $586,000 during 2024, 2023 and 2022, respectively. Included in Real estate expenses on the consolidated statements of income is insurance expense of $1,139,000, $893,000 and $944,000 during 2024, 2023 and 2022, respectively. The balance of the amounts reimbursed to Gould Investors represents prepaid insurance and is included in Escrow, deposits and other assets and receivables on the consolidated balance sheets.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 11 — STOCKHOLDERS’ EQUITY

Stock Based Compensation

The Company’s 2022 and 2019 Incentive Plans (collectively, the “Plans”) permit the Company to grant, among other things, stock options, restricted stock, RSUs, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company’s common stock was authorized for issuance pursuant to each plan at such plan’s inception.

The following details the shares subject to awards that are outstanding under the Plans as of December 31, 2024:

	Restricted
	Stock		RSUs	Totals
2022 Incentive Plan	300,515	(a)	256,740	557,255
2019 Incentive Plan (b)	426,625		—	426,625
Totals	727,140		256,740	983,880
(a)	On January 14, 2025, 154,390 restricted shares were issued pursuant to this plan with an aggregate grant date fair value of $3,940,000; such awards are scheduled to vest in January 2030.
(b)	No additional awards may be granted under such plan.

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

RSUs

The following table reflects the activities involving RSUs:

	2024 Grant	2023 Grant	2022 Grant		2021 Grant		2020 Grant
RSUs granted (a)	88,250	85,250	85,350		80,700		75,026
RSUs vested	—	—	—		39,811	(b)	74,988	(c)
RSUs forfeited	—	—	2,110	(d)	40,889	(e)	38	(d)
RSUs outstanding	88,250	85,250	83,240		—		—
Vesting date (f)(g)	6/30/2027	6/30/2026	6/30/2025		6/30/2024		6/30/2023
(a)	The shares underlying the RSUs are excluded from the shares shown as outstanding on the balance sheet until they have vested and been issued.
(b)	Such shares were issued in August 2024.
(c)	Such shares were issued in August 2023.
(d)	Such shares were forfeited due to the retirement of an executive officer before the completion of the applicable three-year performance cycle.
(e)	Of the 40,889 shares (i) 39,811 shares were not earned because the applicable market condition had not been satisfied and (ii) 1,078 shares were forfeited due to the retirement of an executive officer before the completion of the applicable three-year performance cycle.
(f)	Generally, the recipient must maintain a relationship with the Company during the applicable three-year performance cycle.
(g)	RSUs vest upon satisfaction of metrics related to average annual total stockholder return (“TSR Metric”) and average annual return on capital (“ROC Metric”; together with the TSR Metric, the “Metrics”) and are issued to the extent the Compensation Committee determines that the Metrics with respect to the vesting of such shares have been satisfied.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 11 — STOCKHOLDERS’ EQUITY (CONTINUED)

The Metrics and other material terms and conditions of the RSUs are as follows:

			Performance Criteria (a)
Year RSU Granted	Metric	Weight	Minimum	Maximum
2021 - 2024 (b)(c)(d)	ROC Metric (e)	50%	Average annual of at least 6.0%	Average annual of at least 8.75%
	TSR Metric (f)	50%	Average annual of at least 6.0%	Average annual of at least 11.0%
(a)	If the Metrics fall between the applicable minimum and maximum performance criteria, a pro-rata portion of such units, as applicable, vest.
(b)	The RSUs are not entitled to voting rights.
(c)	Upon vesting, the holders of such RSUs receive an amount equal to the dividends that would have been paid on the underlying shares had such shares been outstanding during the three-year performance cycle. As of December 31, 2024 and 2023, the Company accrued an aggregate of $408,000 and $450,000 of dividend equivalents, respectively, for the unvested RSUs based on the number of shares, underlying such RSUs, that would have been issued using performance and market assumptions determined at such dates.
(d)	In August 2024, the Company paid the holders of the 2021 RSU grants an aggregate of $215,000 with respect to the dividend equivalent rights on the vested 39,811 shares.
(e)	The ROC Metrics meet the definition of a performance condition. Fair value is based on the market value on the date of grant. For ROC Awards, the Company does not recognize expense when performance conditions are not expected to be met; such performance assumptions are re-evaluated quarterly.
(f)	The TSR Metrics meet the definition of a market condition. A third-party appraiser prepares a Monte Carlo simulation pricing model to determine the fair value of such awards, which is recognized ratably over the three-year service period. For these TSR awards, the per unit or share fair value was estimated using the following assumptions:

TSR Award Year	Expected Life (yrs)	Dividend Rate	Risk-Free Interest Rate	Expected Price Volatility (1)
2024	3	7.03%	4.26% - 5.17%	22.79% - 24.80%
2023	3	8.72%	4.42% - 5.28%	28.69% - 30.05%
2022	3	7.10%	1.58% - 3.33%	29.37% - 39.87%
(1)	Calculated based on the historical and implied volatility.

As of December 31, 2024, based on performance and market assumptions, the fair value of the RSUs granted in 2024, 2023 and 2022 is $1,210,000, $927,000 and $1,419,000, respectively. Recognition of such deferred compensation will be charged to General and administrative expense over the respective three-year performance cycle.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 11 — STOCKHOLDERS’ EQUITY (CONTINUED)

The following is a summary of the activity of the equity incentive plans:

	Year Ended December 31,
	2024	2023	2022
Restricted stock:
Number of shares granted	151,180	152,955	153,575
Average per share grant price	$21.60	$22.09	$33.75
Deferred compensation to be recognized over vesting period	$3,265,000	$3,379,000	$5,183,000

Number of non-vested shares:
Non-vested beginning of the year	712,560	712,375	706,450
Grants	151,180	152,955	153,575
Vested during the year	(136,600)	(152,300)	(146,900)
Forfeitures	—	(470)	(750)
Non-vested end of the year	727,140	712,560	712,375

RSUs:
Number of underlying shares granted	88,250	85,250	85,350
Average per share grant price	$25.60	$20.32	$26.44
Deferred compensation to be recognized over vesting period	$1,210,000	$958,000	$1,420,000

Number of non-vested shares:
Non-vested beginning of the year	248,112	241,076	230,752
Grants	88,250	85,250	85,350
Vested during the year	(39,811)	(74,988)	(64,488)
Forfeitures	(39,811)	(3,226)	(10,538)
Non-vested end of the year	256,740	248,112	241,076

Restricted stock and RSU grants (based on grant price):
Weighted average per share value of non-vested shares	$24.88	$25.90	$26.26
Value of stock vested during the year	$4,723,000	$5,165,000	$5,535,000
Weighted average per share value of shares forfeited during the year	$30.46	$27.52	$29.12

Total charge to operations:
Outstanding restricted stock grants	$3,662,000	$3,979,000	$4,057,000
Outstanding RSUs	1,300,000	1,388,000	1,450,000
Total charge to operations	$4,962,000	$5,367,000	$5,507,000

As of December 31, 2024, total compensation costs of $7,231,000 and $1,724,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average vesting period is 2.1 years for the restricted stock and 1.5 years for the RSUs.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 11 — STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Dividend

In each of 2024, 2023 and 2022, the Board of Directors declared an aggregate $1.80 per share in cash distributions.

On March 5, 2025, the Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company’s common stock, totaling approximately $9,700,000. The quarterly dividend is payable on April 4, 2025 to stockholders of record on March 27, 2025.

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

During 2024, 2023 and 2022, the Company issued approximately 161,000, 233,000 and 102,000 shares of common stock, respectively, under the DRP.

Shares Issued through the At-the-Market Equity Offering Program

During 2024, the Company sold approximately 38,000 shares for proceeds of $1,095,000, net of commissions of $22,000, and incurred offering costs of $54,000 for professional fees.

The Company did not sell any shares during 2023.

During 2022, the Company sold approximately 17,000 shares for proceeds of $604,000, net of commissions of $12,000, and incurred offering costs of $41,000 for professional fees.

Stock Repurchase Program

In 2022 and 2023, the Board of Directors authorized and/or amended repurchase programs pursuant to which the Company could repurchase shares of its common stock in open-market, through privately negotiated transactions or otherwise.

No shares were repurchased by the Company during 2024.

During 2023 and 2022, the Company repurchased approximately 499,000 and 208,000 shares of common stock, for total consideration of $9,638,000 and $5,214,000, net of commissions of $30,000 and $12,000, respectively. As of December 31, 2024, the Company is authorized to repurchase approximately $8,082,000 of shares of common stock.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 12 — EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing net income allocable to common stockholders for each year by the weighted average number of shares of common stock outstanding during the applicable year. Net income is also allocated to the unvested restricted stock outstanding during each year, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of December 31, 2024, the shares of common stock underlying the RSUs (see Note 11) are excluded from the basic earnings per share calculation, as these units are not participating securities until they vest and are issued.

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

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator for basic and diluted earnings per share:
Net income	$30,798	$29,918	$42,253
Deduct net income attributable to non-controlling interests	(381)	(304)	(76)
Deduct earnings allocated to unvested restricted stock (a)	(1,309)	(1,291)	(1,434)
Net income available for common stockholders: basic and diluted	$29,108	$28,323	$40,743

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	20,600	20,499	20,360
Effect of dilutive securities: RSUs	122	57	93
Denominator for diluted earnings per share:
Weighted average number of shares	20,722	20,556	20,453

Earnings per common share: basic	$1.41	$1.38	$2.00
Earnings per common share: diluted	$1.40	$1.38	$1.99
(a)	Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 12 — EARNINGS PER COMMON SHARE (CONTINUED)

The following table identifies the number of shares of common stock underlying the RSUs that are included in the calculation, on a diluted basis, of the weighted average number of shares of common stock for such years:

Year Ended December 31, 2024:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
July 16, 2024 (c)	88,250	16,955	44,125	61,080	27,170
July 1, 2023 (c)	85,250	21,564	42,625	64,189	21,061
July 1, 2022 (c)	83,240	29,841	40,036	69,877	13,363
Totals	256,740	68,360	126,786	195,146	61,594

Year Ended December 31, 2023:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
July 1, 2023 (c)	85,250	23,237	42,625	65,862	19,388
July 1, 2022 (c)(d)	83,240	35,050	—	35,050	48,190
August 3, 2021 (d)(e)	79,622	39,811	—	39,811	39,811
Totals	248,112	98,098	42,625	140,723	107,389

Year Ended December 31, 2022:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
July 1, 2022 (c)	85,350	40,222	—	40,222	45,128
August 3, 2021 (d)(e)	80,700	40,350	—	40,350	40,350
August 3, 2020 (f)	75,026	37,513	37,513	75,026	—
Totals	241,076	118,085	37,513	155,598	85,478
(a)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is December 31 of the applicable year.
(b)	Excluded as the applicable conditions had not been met for these shares at the applicable measurement dates.
(c)	The RSUs awarded in 2024, 2023 and 2022 vest, subject to satisfaction of the applicable market and/or performance conditions, as of June 30, 2027, 2026 and 2025, respectively (see Note 11).
(d)	As of December 31, 2023, 1,078 shares of the 2021 award and 2,110 shares of the 2022 award were forfeited due to the retirement of an executive officer before the completion of the applicable three-year performance cycle.
(e)	With respect to the RSUs awarded August 3, 2021, 39,811 shares were deemed to have vested and the balance of 39,811 shares were forfeited in June 2024. The vested shares were issued in August 2024 (see Note 11).
(f)	With respect to the RSUs awarded August 3, 2020, 74,988 shares were deemed to have vested and the balance of 38 shares were forfeited in June 2023. The vested shares were issued in August 2023 (see Note 11).

There were no options outstanding to purchase shares of common stock or other rights exercisable for, or convertible into, common stock in 2024, 2023 and 2022.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 13 — COMMITMENTS AND CONTINGENCIES

The Company maintains a non-contributory defined contribution pension plan covering eligible employees. Contributions by the Company are made through a money purchase plan, based upon a percent of the qualified employees’ total salary (subject to the maximum amount allowed by law). Pension expense approximated $431,000, $436,000 and $349,000 for 2024, 2023 and 2022, respectively, and is included in General and administrative expense on the consolidated statements of income.

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

NOTE 14 — INCOME TAXES

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

Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. As of December 31, 2024, tax returns for the calendar years 2021 through 2023 remain subject to examination by the Internal Revenue Service and various state and local tax jurisdictions. In November 2024, the Company collected a $238,000 refund from Tennessee related to franchise taxes paid during 2020 through 2022, as the state amended the method of calculating such taxes, resulting in overpayments made in such years. The refund is included in State Taxes on the consolidated statement of income for the year ended December 31, 2024.

During 2024, 2023 and 2022, the Company did not incur any federal income tax expense. The Company does not have any deferred tax assets or liabilities at December 31, 2024 and 2023.

The approximate allocation of the distributions made to stockholders is as follows for the years indicated:

	Year Ended December 31,
	2024	2023	2022
Ordinary income (a)	55%	53%	54%
Capital gains	45	47	46
	100%	100%	100%
(a)	In 2024, 2023 and 2022, the ordinary income portion of the distributions are considered qualified REIT dividends and will be taxed at a rate reduced by up to 20% pursuant to Internal Revenue Code Section 199A.

The Company treats depreciation expense, straight-line rent adjustments and certain other items differently for tax purposes than for financial reporting purposes. Therefore, its taxable income and dividends paid deduction differs from its financial statement income.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

NOTE 14 — INCOME TAXES (CONTINUED)

The following table reconciles dividends declared with the dividends paid deduction for the years indicated (amounts in thousands):

	2024	2023	2022
	Estimate	Actual	Actual
Dividends declared	$38,421	$38,116	$37,915
Dividend reinvestment plan (a)	71	157	102
	38,492	38,273	38,017
Less: Spillover dividends designated to previous year	(740)	(4,240)	—
Less: Spillover dividends designated to following year	(5,952)	—	—
Plus: Dividends designated from prior year	—	—	2,085
Plus: Dividends designated from following year	—	740	4,240
Dividends paid deduction	$31,800	$34,773	$44,342
(a)	Reflects the discount on common stock purchased through the dividend reinvestment plan of 3%.

NOTE 15 — QUARTERLY FINANCIAL DATA (Unaudited):

(In Thousands, Except Per Share Data)

	Quarter Ended				Total
2024	March 31	June 30	Sept. 30	Dec. 31	For Year
Total revenues	$22,696	$21,800	$22,211	$23,856	$90,563
Gain on sale of real estate, net	$1,784	$7,448	$2,115	$6,660	$18,007
Net income	$5,380	$9,677	$5,189	$10,552	$30,798
Net income attributable to One Liberty Properties, Inc.	$5,155	$9,553	$5,177	$10,532	$30,417
Weighted average number of common shares outstanding:
Basic	20,509	20,590	20,635	20,666	20,600
Diluted	20,579	20,683	20,753	20,796	20,722
Net income per common share attributable to common stockholders:
Basic	$.24	$.45	$.24	$.49	$1.41	(a)
Diluted	$.23	$.45	$.23	$.49	$1.40	(a)

	Quarter Ended				Total
2023	March 31	June 30	Sept. 30	Dec. 31	For Year
Total revenues	$22,952	$22,407	$22,546	$22,741	$90,646
Gain on sale of real estate, net	$1,534	$3,180	$332	$11,962	$17,008
Net income	$5,408	$6,539	$2,769	$15,202	$29,918
Net income attributable to One Liberty Properties, Inc.	$5,386	$6,519	$2,747	$14,962	$29,614
Weighted average number of common shares outstanding:
Basic	20,514	20,571	20,567	20,342	20,499
Diluted	20,579	20,642	20,596	20,383	20,556
Net income per common share attributable to common stockholders:
Basic and Diluted	$.25	$.30	$.12	$.71	$1.38	(a)
(a)	Calculated on weighted average shares outstanding for the year.

NOTE 16 — SUBSEQUENT EVENTS

Subsequent events have been evaluated and, except as previously disclosed, there were no other events relative to the consolidated financial statements that require additional disclosure.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Schedule III—Consolidated Real Estate and Accumulated Depreciation

December 31, 2024

(Amounts in Thousands)

					Cost Capitalized	Gross Amount at Which Carried
			Initial Cost to Company		Subsequent to	at December 31, 2024
				Building and	Acquisition		Building &		Accumulated	Date of	Date
Type	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation (1)	Construction	Acquired
Health & Fitness	Tucker, GA	$—	$807	$3,027	$3,420	$807	$6,447	$7,254	$3,662	1988	2002
Industrial	West Palm Beach, FL	—	181	724	235	181	959	1,140	591	1973	1998
Industrial	New Hyde Park, NY	2,016	182	728	281	182	1,009	1,191	606	1960	1999
Industrial	Ronkonkoma, NY	4,843	1,042	4,171	2,943	1,042	7,114	8,156	3,874	1986	2000
Industrial	Hauppauge, NY	20,905	1,951	10,954	9,600	1,951	20,554	22,505	9,775	1982	2000
Industrial	Melville, NY	4,495	774	3,029	1,170	774	4,199	4,973	2,158	1982	2003
Industrial	Saco, ME	4,704	1,027	3,623	2,050	1,027	5,673	6,700	2,055	2001	2006
Industrial	Baltimore, MD	16,325	6,474	25,282	—	6,474	25,282	31,756	11,404	1960	2006
Industrial	Durham, NC	4,200	1,043	2,404	44	1,043	2,448	3,491	936	1991	2011
Industrial	Pinellas Park, FL	1,879	1,231	1,669	614	1,231	2,283	3,514	636	1995	2012
Industrial	Fort Mill, SC	18,294	1,840	12,687	1,964	1,840	14,651	16,491	3,993	1992	2013
Industrial	Indianapolis, IN	8,641	1,224	6,935	25	1,224	6,960	8,184	2,317	1997	2013
Industrial	Fort Mill, SC	19,238	1,804	33,650	—	1,804	33,650	35,454	10,945	1997	2013
Industrial	New Hope, MN	3,548	881	6,064	234	881	6,298	7,179	1,657	1967	2014
Industrial	Louisville, KY	—	578	3,727	1,657	578	5,384	5,962	1,044	1974	2015
Industrial	Louisville, KY	—	51	230	—	51	230	281	59	1974	2015
Industrial	McCalla, AL	12,382	1,588	14,682	—	1,588	14,682	16,270	3,542	2003	2015
Industrial	St. Louis, MO	15,425	3,728	13,006	802	3,728	13,808	17,536	3,527	1969	2015
Industrial	Greenville, SC	4,038	693	6,893	1,119	693	8,012	8,705	1,823	1997	2016
Industrial	Greenville, SC	4,487	528	8,074	938	528	9,012	9,540	2,008	2000	2016
Industrial	El Paso, TX	23,000	3,691	17,904	2,429	3,691	20,333	24,024	4,500	1997	2016
Industrial	Lebanon, TN	19,042	2,094	30,039	213	2,094	30,252	32,346	6,466	1996	2016
Industrial	Huntersville, NC	4,087	1,046	6,674	—	1,046	6,674	7,720	1,343	2014	2017
Industrial	Pittston, PA	14,350	999	9,922	1,609	999	11,531	12,530	2,295	1990	2017
Industrial	Ankeny, IA	6,972	1,351	11,607	—	1,351	11,607	12,958	2,247	2016	2017
Industrial	Memphis, TN	4,310	140	7,952	—	140	7,952	8,092	1,494	1979	2017
Industrial	Pennsburg, PA	6,953	1,776	11,126	—	1,776	11,126	12,902	2,095	1986	2018
Industrial	Plymouth, MN	2,811	1,121	4,429	—	1,121	4,429	5,550	758	1978	2018
Industrial	Englewood, CO	7,192	1,562	11,300	—	1,562	11,300	12,862	1,824	2013	2018
Industrial	Moorestown, NJ	3,396	1,822	5,056	—	1,822	5,056	6,878	814	1990	2018
Industrial	Moorestown, NJ	7,611	1,443	10,898	51	1,443	10,949	12,392	1,779	1972	2018
Industrial	Bakersfield, CA	—	1,988	9,998	—	1,988	9,998	11,986	1,586	1980	2018
Industrial	Green Park, MO	5,948	1,421	7,835	41	1,421	7,876	9,297	1,220	2008	2018
Industrial	Greenville, SC	4,800	186	6,419	210	186	6,629	6,815	1,094	2008	2018
Industrial	Nashville, TN	4,463	1,058	6,350	313	1,058	6,663	7,721	963	1974	2019
Industrial	Bensalem, PA	3,537	1,602	4,323	149	1,602	4,472	6,074	635	1975	2019
Industrial	Chandler, AZ	4,504	1,335	7,379	101	1,335	7,480	8,815	1,101	2004	2019
Industrial	LaGrange, GA	2,772	297	4,500	—	297	4,500	4,797	638	2013	2019
Industrial	Shakopee, MN	4,324	1,877	5,462	10	1,877	5,472	7,349	769	1998	2019

					Cost Capitalized	Gross Amount at Which Carried
			Initial Cost to Company		Subsequent to	at December 31, 2024
				Building and	Acquisition		Building &		Accumulated	Date of	Date
Type	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation (1)	Construction	Acquired
Industrial	Rincon, GA	$3,559	$61	$5,968	$—	$61	$5,968	$6,029	$790	1998	2019
Industrial	Chandler, AZ	—	1,164	1,691	4	1,164	1,695	2,859	237	2007	2019
Industrial	Ashland, VA	4,966	391	7,901	—	391	7,901	8,292	1,005	2007	2020
Industrial	Lowell, AR	10,907	1,687	15,188	—	1,687	15,188	16,875	2,029	2017	2020
Industrial	Monroe, NC	4,056	897	5,106	—	897	5,106	6,003	485	2000	2021
Industrial	Lehigh Acres, FL	5,552	1,934	7,393	—	1,934	7,393	9,327	628	2002	2021
Industrial	Omaha, NE	5,500	1,001	6,547	257	1,001	6,804	7,805	532	1988	2021
Industrial	Fort Myers, FL	4,478	991	6,876	—	991	6,876	7,867	541	2020	2022
Industrial	Dalton, GA	9,507	547	15,836	—	547	15,836	16,383	1,044	1996	2022
Industrial	Hillside, IL	—	2,560	2,975	—	2,560	2,975	5,535	212	2002	2022
Industrial	Lexington, KY	5,139	1,558	6,881	—	1,558	6,881	8,439	456	2001	2022
Industrial	Northwood, OH	5,634	181	8,306	—	181	8,306	8,487	457	1999	2022
Industrial	Northwood, OH	—	171	7,383	—	171	7,383	7,554	412	2001	2022
Industrial	Blythewood, SC	4,147	311	12,304	29	311	12,333	12,644	469	2004	2023
Industrial	Albuquerque, NM	3,380	1,341	6,330	—	1,341	6,330	7,671	118	1957	2024
Industrial	Savannah, GA	2,795	1,044	3,724	—	1,044	3,724	4,768	62	1993	2024
Industrial	Council Bluffs, IA	18,425	3,811	28,462	—	3,811	28,462	32,273	279	2023	2024
Industrial	Joppa, MD	7,530	3,815	8,142	1,406	3,815	9,548	13,363	2,917	1994	2014
Office	Brooklyn, NY	—	1,381	5,447	3,188	1,381	8,635	10,016	5,297	1973	1998
Other	Newark, DE	1,044	935	3,643	278	935	3,921	4,856	2,093	1996	2003
Other	Beachwood, OH	—	13,901	—	3,475	17,376	—	17,376	—	N/A	2016
Restaurant	Concord, NC	—	999	1,076	25	999	1,101	2,100	373	2000	2013
Restaurant	Myrtle Beach, SC	—	1,102	1,161	25	1,102	1,186	2,288	382	1978	2013
Retail	Seattle, WA	—	201	189	35	201	224	425	188	1986	1987
Retail	Rosenberg, TX	—	216	863	66	216	929	1,145	682	1994	1995
Retail	Selden, NY	2,237	572	2,287	150	572	2,437	3,009	1,558	1997	1999
Retail	Batavia, NY	—	515	2,061	—	515	2,061	2,576	1,333	1998	1999
Retail	Champaign, IL	—	791	3,165	1,024	791	4,189	4,980	2,336	1985	1999
Retail	El Paso, TX	8,788	2,821	11,123	2,813	2,821	13,936	16,757	9,237	1974	2000
Retail	Somerville, MA	—	510	1,993	24	510	2,017	2,527	1,102	1993	2003
Retail	Hyannis, MA	—	802	2,324	—	802	2,324	3,126	985	1998	2008
Retail	Marston Mills, MA	—	461	2,313	—	461	2,313	2,774	976	1998	2008
Retail	Everett, MA	—	1,935	—	—	1,935	—	1,935	—	N/A	2008
Retail	Royersford, PA	21,759	19,538	3,150	524	19,538	3,674	23,212	1,445	2001	2010
Retail	Monroeville, PA	—	450	863	57	450	920	1,370	322	1994	2010
Retail	Bolingbrook, IL	—	834	1,887	101	834	1,988	2,822	761	2001	2011
Retail	Crystal Lake, IL	—	615	1,899	535	615	2,434	3,049	869	1997	2011
Retail	Greensboro, NC	—	1,046	1,552	168	1,046	1,720	2,766	493	2002	2014
Retail	Highlands Ranch, CO	—	2,361	2,924	296	2,361	3,220	5,581	1,043	1995	2014
Retail	Cuyahoga Falls, OH	870	71	1,371	34	71	1,405	1,476	308	2004	2016
Retail	Port Clinton, OH	746	52	1,187	33	52	1,220	1,272	274	2005	2016
Retail	South Euclid, OH	845	230	1,566	53	230	1,619	1,849	393	1975	2016
Retail	St Louis Park, MN	—	3,388	13,088	152	3,388	13,240	16,628	2,978	1962	2016
Retail	Deptford, NJ	2,186	572	1,779	705	572	2,484	3,056	1,227	1981	2012
Retail	Littleton, CO	5,835	5,385	10,480	2,088	5,385	12,568	17,953	3,596	1985	2015

					Cost Capitalized	Gross Amount at Which Carried
			Initial Cost to Company		Subsequent to	at December 31, 2024
				Building and	Acquisition		Building &		Accumulated	Date of	Date
Type	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation (1)	Construction	Acquired
Retail-Furniture	Lexington, KY	$—	$800	$3,532	$305	$800	$3,837	$4,637	$1,703	1999	2006
Retail-Furniture	Bluffton, SC	—	589	2,600	229	589	2,829	3,418	1,240	1994	2006
Retail-Furniture	Amarillo, TX	—	860	3,810	478	860	4,288	5,148	1,800	1996	2006
Retail-Furniture	Austin, TX	—	1,587	7,010	513	1,587	7,523	9,110	3,345	2001	2006
Retail-Furniture	Tyler, TX	—	1,031	4,554	27	1,031	4,581	5,612	2,130	2001	2006
Retail-Furniture	Newport News, VA	—	751	3,316	254	751	3,570	4,321	1,579	1995	2006
Retail-Furniture	Richmond, VA	—	867	3,829	224	867	4,053	4,920	1,820	1979	2006
Retail-Furniture	Gurnee, IL	—	834	3,635	—	834	3,635	4,469	1,662	1994	2006
Retail-Furniture	Naples, FL	—	3,070	2,846	302	3,070	3,148	6,218	1,292	1992	2008
Retail-Office Supply	Lake Charles, LA (2)	—	1,167	3,887	2,905	1,167	6,792	7,959	3,394	1998	2002
Retail-Office Supply	Chicago, IL (2)	2,949	3,877	2,256	—	3,877	2,256	6,133	919	1994	2008
Retail-Office Supply	Cary, NC (2)	2,488	1,129	3,736	—	1,129	3,736	4,865	1,522	1995	2008
Retail-Office Supply	Eugene, OR (2)	2,222	1,952	2,096	—	1,952	2,096	4,048	854	1994	2008
Retail-Office Supply	El Paso, TX (2)	1,942	1,035	2,700	—	1,035	2,700	3,735	1,100	1993	2008
Theater	Greensboro, NC	—	—	8,328	3,000	—	11,328	11,328	9,496	1999	2004
Theater	Indianapolis, IN	—	3,099	5,225	19	3,099	5,244	8,343	1,434	1997	2014
		$424,978	$162,233	$640,496	$58,023	$165,708	$695,044	$860,752	$188,447

Note 1—Depreciation is provided over the estimated useful lives of the buildings and improvements, which range from two to 40 years.

Note 2—These five properties are retail office supply stores net leased to the same tenant, pursuant to separate leases. Four of these leases contain cross default provisions.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Schedule III

Consolidated Real Estate and Accumulated Depreciation

(a)  Reconciliation of “Real Estate and Accumulated Depreciation”

(Amounts in Thousands)

	Year Ended December 31,
	2024	2023	2022
Investment in real estate:
Balance, beginning of year	$864,655	$879,596	$837,641
Addition: Land, buildings and improvements	50,112	18,176	59,654
Deduction: Properties sold	(52,474)	(33,117)	(17,699)
Deduction: Property Impairment	(1,541)	—	—
Balance, end of year	$860,752	$864,655	$879,596
	(1)
Accumulated depreciation:
Balance, beginning of year	$182,705	$173,143	$160,664
Addition: Depreciation	19,515	19,242	18,471
Deduction: Accumulated depreciation related to properties sold	(13,318)	(9,680)	(5,992)
Deduction: Property Impairment	(455)	—	—
Balance, end of year	$188,447	$182,705	$173,143

(1)	At December 31, 2024, the aggregate cost for federal income tax purposes is approximately $17,774 greater than the Company’s recorded values.