Form 10-Q
period 2025-03-31
ONE LIBERTY PROPERTIES INC
filed 2025-05-06
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 21,594,327 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	March 31,	December 31,
	2025	2024
ASSETS	(Unaudited)
Real estate investments, at cost
Land	$171,810	$165,708
Buildings and improvements	768,792	695,044
Total real estate investments, at cost	940,602	860,752
Less accumulated depreciation	193,286	188,447
Real estate investments, net	747,316	672,305

Investment in unconsolidated joint ventures	1,506	2,101
Cash and cash equivalents	8,162	42,315
Unbilled rent receivable	17,283	16,988
Unamortized intangible lease assets, net	20,253	13,649
Escrow, deposits and other assets and receivables	17,168	19,596
Total assets(1)	$811,688	$766,954
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net (see Note 8)	$465,971	$420,555
Line of credit	5,000	—
Dividends payable	10,212	10,049
Accrued expenses and other liabilities	13,547	16,023
Unamortized intangible lease liabilities, net	12,626	11,752
Total liabilities(1)	507,356	458,379

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 50,000 shares authorized; 20,844 and 20,698 shares issued and outstanding	20,844	20,698
Paid-in capital	336,926	335,539
Accumulated other comprehensive income	130	208
Distributions in excess of net income	(54,669)	(49,020)
Total One Liberty Properties, Inc. stockholders’ equity	303,231	307,425
Non-controlling interests in consolidated joint ventures(1)	1,101	1,150
Total equity	304,332	308,575
Total liabilities and equity	$811,688	$766,954
(1)	The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 7. The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $8,828 and $9,198 of land, $15,377 and $15,599 of building and improvements, net of $6,695 and $6,516 of accumulated depreciation, $2,717 and $2,767 of other assets included in other line items, $13,146 and $13,295 of real estate debt, net, $983 and $966 of other liabilities included in other line items and $1,101 and $1,150 of non-controlling interests as of March 31, 2025 and December 31, 2024, respectively.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Rental income, net	$24,170	$22,446
Lease termination fee	—	250
Total revenues	24,170	22,696

Operating expenses:
Depreciation and amortization	6,545	6,021
Real estate expenses (see Note 10 for related party information)	5,038	4,470
General and administrative (see Note 10 for related party information)	4,170	3,923
State tax (benefit) expense	(94)	63
Total operating expenses	15,659	14,477

Other operating income
Gain on sale of real estate, net	1,110	1,784
Operating income	9,621	10,003

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	25	53
Other income	188	267
Interest:
Expense	(5,432)	(4,717)
Amortization and write-off of deferred financing costs	(233)	(226)

Net income	4,169	5,380
Net income attributable to non-controlling interests	(14)	(225)
Net income attributable to One Liberty Properties, Inc.	$4,155	$5,155

Weighted average number of common shares outstanding:
Basic	20,820	20,509
Diluted	20,951	20,579

Per common share attributable to common stockholders:
Basic	$.18	$.24
Diluted	$.18	$.23

Cash distributions per share of common stock	$.45	$.45

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income	$4,169	$5,380

Other comprehensive income
Net unrealized loss on derivative instruments	(78)	(89)
Comprehensive income	4,091	5,291

Net income attributable to non-controlling interests	(14)	(225)
Comprehensive income attributable to One Liberty Properties, Inc.	$4,077	$5,066

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

			Accumulated	Accumulated	Non-Controlling
			Other	Distributions	Interests in
	Common	Paid-in	Comprehensive	in Excess of	Consolidated
	Stock	Capital	Income (loss)	Net Income	Joint Ventures	Total
Balances, December 31, 2024	$20,698	$335,539	$208	$(49,020)	$1,150	$308,575
Cash Distributions – common stock ($.45 per share)	—	—	—	(9,804)	—	(9,804)
Compensation expense — restricted stock and RSUs	—	1,346	—	—	—	1,346
Shares issued through dividend reinvestment plan	7	180	—	—	—	187
Restricted stock vesting	139	(139)	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	(63)	(63)
Net income	—	—	—	4,155	14	4,169
Other comprehensive loss	—	—	(78)	—	—	(78)
Balances, March 31, 2025	$20,844	$336,926	$130	$(54,669)	$1,101	$304,332

			Accumulated	Accumulated	Non-Controlling
			Other	Distributions	Interests in
	Common	Paid-in	Comprehensive	in Excess of	Consolidated
	Stock	Capital	Income (loss)	Net Income	Joint Ventures	Total
Balances, December 31, 2023	$20,323	$326,379	$844	$(40,843)	$1,042	$307,745
Cash Distributions – common stock ($.45 per share)	—	—	—	(9,642)	—	(9,642)
Compensation expense – restricted stock and RSUs	—	1,272	—	—	—	1,272
Shares issued through dividend reinvestment plan	66	1,369	—	—	—	1,435
Restricted stock vesting	137	(137)	—	—	—	—
Contribution from non-controlling interest	—	—	—	—	43	43
Distributions to non-controlling interests	—	—	—	—	(94)	(94)
Net income	—	—	—	5,155	225	5,380
Other comprehensive loss	—	—	(89)	—	—	(89)
Balances, March 31, 2024	$20,526	$328,883	$755	$(45,330)	$1,216	$306,050

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued on Next Page)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income	$4,169	$5,380
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(1,110)	(1,784)
Increase in net amortization of unbilled rental income	(402)	(283)
Amortization and write-off of intangibles relating to leases, net	(252)	(378)
Amortization of restricted stock and RSU compensation expense	1,346	1,272
Equity in earnings of unconsolidated joint ventures	(25)	(53)
Depreciation and amortization	6,545	6,021
Amortization and write-off of deferred financing costs	233	226
Payment of leasing commissions	(106)	(4)
Decrease in escrow, deposits, other assets and receivables	1,540	740
Decrease in accrued expenses and other liabilities	(942)	(2,230)
Net cash provided by operating activities	10,996	8,907

Cash flows from investing activities:
Purchase of real estate	(88,838)	—
Improvements to real estate	(1,566)	(844)
Investments in ground leased property	(10)	—
Net proceeds from sale of real estate	3,456	2,670
Distributions of capital from unconsolidated joint venture	620	—
Net cash (used in) provided by investing activities	(86,338)	1,826

Cash flows from financing activities:
Proceeds from mortgage financings	52,121	28,000
Repayments of mortgages payable	(3,539)	(26,527)
Scheduled amortization payments of mortgages payable	(2,797)	(3,046)
Proceeds from bank line of credit	5,000	—
Issuance of shares through dividend reinvestment plan	187	1,435
Payment of financing costs	(591)	(449)
Capital contribution from non-controlling interest	—	43
Distributions to non-controlling interests	(63)	(94)
Cash distributions to common stockholders	(9,641)	(9,466)
Net cash provided by (used in) financing activities	40,677	(10,104)

Net (decrease) increase in cash, cash equivalents and restricted cash	(34,665)	629
Cash, cash equivalents and restricted cash at beginning of year	45,481	29,592
Cash, cash equivalents and restricted cash at end of period	$10,816	$30,221

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$5,200	$4,741
Supplemental disclosure of non-cash investing activity:
Purchase accounting allocation - intangible lease assets	$7,888	$—
Purchase accounting allocation - intangible lease liabilities	(1,155)	—

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	Three Months Ended
	March 31,
	2025	2024
Cash and cash equivalents	$8,162	$27,373
Restricted cash included in escrow, deposits and other assets and receivables	2,654	2,848
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$10,816	$30,221

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2025

NOTE 1 – ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial and, to a lesser extent, retail properties, many of which are subject to long-term net leases. As of March 31, 2025, OLP owns 105 properties, including two properties owned by consolidated joint ventures and two properties owned by unconsolidated joint ventures. The 105 properties are located in 32 states.

NOTE 2 – SUMMARY ACCOUNTING POLICIES

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

MARCH 31, 2025 (CONTINUED)

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

The Company reviews on a quarterly basis its investments in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered based on the underlying assets of the investment is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the three months ended March 31, 2025 and 2024, there were no such other-than-temporary impairment charges related to the Company’s investments in unconsolidated joint ventures.

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

MARCH 31, 2025 (CONTINUED)

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

The components of lease revenues are as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2025	2024
Fixed lease revenues	$19,536	$18,272
Variable lease revenues	4,382	3,796
Lease revenues (a)	$23,918	$22,068
(a)	Excludes amortization related to lease intangible assets and liabilities of $252 and $378 for the three months ended March 31, 2025 and 2024, respectively.

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

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due by reviewing the tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. As of March 31, 2025, the Company has assessed the collectability of all recorded lease revenues as probable.

Minimum Future Rents

As of March 31, 2025, the minimum future contractual rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual rents do not include (i) straight-line rent or amortization of lease intangibles or incentives and (ii) variable lease payments as described above.

From April 1 – December 31, 2025	$58,463
For the year ending December 31,
2026	75,487
2027	67,117
2028	55,090
2029	43,689
2030	33,438
Thereafter	74,822
Total	$408,106

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2025 (CONTINUED)

NOTE 3 – LEASES (CONTINUED)

Lessee Accounting

Ground Lease

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The ground lease expires March 3, 2030 and provides for up to three, five-year renewal options and one seven-month renewal option. As of March 31, 2025, the remaining lease term is 4.9 years. The Company recognized lease expense related to this ground lease of $122,000 for each of the three months ended March 31, 2025 and 2024, respectively, which is included in Real estate expenses on the consolidated statements of income.

Office Lease

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides for a five-year renewal option. As of March 31, 2025, the remaining lease term, including the renewal option deemed exercised, is 11.8 years. The Company recognized lease expense related to this office lease of $14,000 for each of the three months ended March 31, 2025 and 2024, respectively, which is included in General and administrative expenses on the consolidated statements of income.

Minimum Future Lease Payments

As of March 31, 2025, the minimum future lease payments related to these operating leases are as follows (amounts in thousands):

From April 1 – December 31, 2025	$470
For the year ending December 31,
2026	627
2027	629
2028	630
2029	692
2030	180
Thereafter	357
Total undiscounted cash flows	$3,585
Present value discount	(671)
Lease liability	$2,914

The lease liability is included in Accrued expenses and other liabilities on the consolidated balance sheet.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2025 (CONTINUED)

NOTE 4 – REAL ESTATE ACQUISITIONS

The following tables detail the Company’s real estate asset acquisitions and purchase price allocations during the three months ended March 31, 2025 (amounts in thousands):

		Contract		Capitalized
		Purchase		Transaction
Description of Industrial Property	Date Acquired	Price	Terms of Payment	Costs
Multi-tenant (2 properties)
Theodore, Alabama	January 16, 2025	$49,000	Cash and $29,000 mortgage (a)	$197
Amazon.com Services, LLC
Wichita, Kansas	February 6, 2025	13,300	Cash and $7,500 mortgage (b)	230
Multi-tenant
Council Bluffs, Iowa	March 14, 2025	26,000	Cash and $15,600 mortgage (c)	111
Totals for the three months ended March 31, 2025		$88,300		$538

(a)	Simultaneously with the acquisition of these properties, the Company obtained new mortgage debt of $29,000 encumbering both properties, bearing an interest rate of 6.12% and maturing in 2035.
(b)	Simultaneously with the acquisition of this property, the Company obtained new mortgage debt of $7,500 bearing an interest rate of 6.09% and maturing in 2030.
(c)	Simultaneously with the acquisition of this property, the Company obtained new mortgage debt of $15,600 bearing an interest rate of 6.42% and maturing in 2035.

						Rate (a)
		Building &	Intangible Lease			Market
Description of Industrial Property	Land	Improvements	Asset	Liability	Total	Cap	Discount
Multi-tenant (2 properties)
Theodore, Alabama	$610	$45,790	$3,847	$(1,050)	$49,197	6.25%	7.20%
Amazon.com Services, LLC
Wichita, Kansas	1,129	10,730	1,685	(14)	13,530	7.00%	7.32%
Multi-tenant
Council Bluffs, Iowa	5,722	18,124	2,356	(91)	26,111	7.00%	7.32%
Totals for the three months ended March 31, 2025	$7,461	$74,644	$7,888	$(1,155)	$88,838

(a)	The fair value of the tangible assets and lease-related intangibles were assessed as of the acquisition date using an income approach and estimated cash flow projections which utilize an appropriate market capitalization rate and discount rate which are categorized as Level 3 unobservable inputs in the fair value hierarchy (as defined in Note 12).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2025 (CONTINUED)

NOTE 5 – SALES OF PROPERTIES

The following table details the Company’s sales of real estate during the three months ended March 31, 2025 and 2024 (amounts in thousands):

			Gross		(Loss) Gain on Sale
Description of Property	City, State	Date Sold	Sales Price		of Real Estate, Net
Land and improvements (a)	Lakewood, Colorado	January 16, 2025	$400		$(44)	(a)
Hooters restaurant property	Concord, North Carolina	January 21, 2025	3,253		1,154	(b)
Totals for the three months ended March 31, 2025			$3,653		$1,110

Hacienda Colorado restaurant parcel (c)	Lakewood, Colorado	March 6, 2024	$2,900	(c)	$1,784	(c)
Totals for the three months ended March 31, 2024			$2,900		$1,784
(a)	A consolidated joint venture, in which the Company holds a 90% interest, sold a land parcel and the related parking lot improvements which was part of the Hacienda Colorado restaurant parcel sold in March 2024 (see note (c) below). The non-controlling interest’s share of the loss was $4.
(b)	As a result of this sale, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $73 of unbilled rent receivables and $162 of net unamortized intangible lease assets.
(c)	A consolidated joint venture, in which the Company holds a 90% interest, sold a restaurant parcel which was part of a multi-tenant shopping center. In connection with the sale of this parcel, the joint venture paid down $1,885 of the mortgage on this property. The non-controlling interest’s share of the gain was $178. As a result of this sale, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $50 of unbilled rent receivables and $68 of other assets.

NOTE 6 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of March 31, 2025 and December 31, 2024, the Company participated in two unconsolidated joint ventures, each of which owns and operates one property; the Company’s equity investment in these ventures totaled $1,506,000 and $2,101,000, respectively. The Company recorded equity in earnings of $25,000 and $53,000 for the three months ended March 31, 2025 and 2024, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2025 (CONTINUED)

NOTE 7 – VARIABLE INTEREST ENTITIES, CONSOLIDATED JOINT VENTURES AND CONTINGENT LIABILITY

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

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	March 31,	December 31,
	2025	2024
Land	$8,828	$9,198
Buildings and improvements, net of accumulated depreciation of $6,695 and $6,516, respectively	15,377	15,599
Cash	1,000	1,063
Unbilled rent receivable	847	881
Unamortized intangible lease assets, net	115	118
Escrow, deposits and other assets and receivables	755	705
Mortgages payable, net of unamortized deferred financing costs of $108 and $71, respectively	13,146	13,295
Accrued expenses and other liabilities	773	751
Unamortized intangible lease liabilities, net	210	215
Accumulated other comprehensive income	—	—
Non-controlling interests in consolidated joint ventures	1,101	1,150

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and, in the event of a sale of, or refinancing of the mortgage encumbering, the property owned by such venture, the distributions to the Company may be less than that implied by the Company’s equity ownership interest in the venture.

Variable Interest Entity – Ground Lease

The Company determined it has a variable interest through its ground lease at its Beachwood, Ohio property (the Vue Apartments) and the owner/operator is a VIE because its equity investment at risk is insufficient to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of this VIE because the Company does not have power over the activities that most significantly impact the owner/operator’s economic performance and therefore, does not consolidate this VIE for financial statement purposes. Accordingly, the Company accounts for this investment as land and the revenues from the ground lease as Rental income, net. The ground lease provides for rent which can be deferred and paid based on the operating performance of the property; therefore, this rent is recognized as rental income when the operating performance is achieved and the rent is received. No such ground lease rental income has been collected since October 2020

As of March 31, 2025, the VIE’s maximum exposure to loss was $17,386,000 which represented the carrying amount of the land. In purchasing the property in 2016, the owner/operator obtained a $67,444,000 mortgage from a third party which, together with the Company’s purchase of the land, provided substantially all of the funds to acquire the multi-family property. The Company provided its land as collateral for the owner/operator’s mortgage loan; accordingly, the land position is subordinated to the mortgage. The mortgage balance was $61,935,000 as of March 31, 2025. Pursuant to the ground lease, as amended, the Company agreed, in its discretion, to fund 78% of (i) any operating expense shortfalls at the property and (ii) any capital expenditures required at the property. The Company funded $10,000 during the three months ended March 31, 2025 and $100,000 during the year ended December 31, 2024. These amounts are included as part of the carrying amount of the land.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2025 (CONTINUED)

NOTE 8 – DEBT OBLIGATIONS

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	March 31,	December 31,
	2025	2024
Mortgages payable, gross	$470,763	$424,978
Unamortized deferred financing costs	(4,159)	(3,756)
Unamortized mortgage intangible assets	(633)	(667)
Mortgages payable, net	$465,971	$420,555

The following table sets forth, as of March 31, 2025, scheduled principal repayments with respect to the Company’s mortgage debt during the nine months ending December 31, 2025 and for each of the subsequent twelve months through maturity (amounts in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Amortization payments	$8,291	$11,038	$9,999	$9,356	$7,284	$30,987	$76,955
Principal due at maturity	13,129	18,461	44,332	30,155	79,386	208,345	393,808
Total	$21,420	$29,499	$54,331	$39,511	$86,670	$239,332	$470,763

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

The facility, which matures December 31, 2026, provides for an interest rate equal to 30-day SOFR plus an applicable margin ranging from 175 basis points to 275 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility. The applicable margin was 175 basis points at March 31, 2025 and 2024. An unused facility fee of 0.25% per annum applies to the facility. The Company had $5,000,000 and $12,500,000 outstanding on the facility at March 31, 2025 and May 1, 2025, respectively. The weighted average interest rate on the facility was approximately 6.07% for the three months ended March 31, 2025. There was no balance outstanding on the facility at March 31, 2024. The Company was in compliance with all covenants at each of March 31, 2025 and 2024.

At March 31, 2025 and May 1, 2025, $95,000,000 and $87,500,000, respectively, was available to be borrowed under the facility, including an aggregate of up to $40,000,000 and $32,500,000, respectively, available for renovation and operating expense purposes. The interest rate on the facility was 6.07% on May 1, 2025.

At March 31, 2025 and December 31, 2024, the Company had unamortized deferred financing costs of $320,000 and $366,000, respectively, which are included in Escrow, deposits and other assets and receivables on the consolidated balance sheets.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2025 (CONTINUED)

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

In consideration for the Services, the Company paid Majestic $888,000 and $826,000 for the three months ended March 31, 2025 and 2024, respectively. Included in these amounts are fees for property management services of $390,000 and $357,000 for the three months ended March 31, 2025 and 2024, respectively. The amounts paid for property management services are based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic for property management services with respect to properties managed by third parties. The Company also paid Majestic, pursuant to the compensation and services agreement, $87,000 and $84,000 for the three months ended March 31, 2025 and 2024, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies.

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and restricted stock units (“RSUs”) under the Company’s stock incentive plans (described in Note 10). The related expense charged to the Company’s operations was $648,000 and $614,000 for the three months ended March 31, 2025 and 2024, respectively.

The amounts paid under the compensation and services agreement (except for the property management services which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income.

Joint Venture Partners and Affiliates

The Company paid an aggregate of $22,000 and $23,000 for the three months ended March 31, 2025 and 2024, respectively, to its consolidated joint venture partner or their affiliates (none of whom are officers, directors, or employees of the Company) for property management services, which are included in Real estate expenses on the consolidated statements of income.

Other

During the three months ended March 31, 2025 and 2024, the Company paid quarterly fees of (i) $84,633 and $81,378, respectively, to the Company’s chairman and (ii) $33,853 and $32,551, respectively, to the Company’s vice-chairman. These fees are included in General and administrative expenses on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party, and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties. Included in Real estate expenses on the consolidated statements of income is insurance expense of $275,000 and $277,000 for the three months ended March 31, 2025 and 2024, respectively, of amounts reimbursed to Gould Investors in prior periods.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2025 (CONTINUED)

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock Dividend

On March 5, 2025, the Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company’s common stock, totaling approximately $9,714,000. The quarterly dividend was paid on April 4, 2025 to stockholders of record at the close of business on March 27, 2025.

Dividend Reinvestment Plan

The Company’s Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price (as such price is calculated pursuant to the DRP). The discount is currently being offered at 3%. Under the DRP, the Company issued approximately 7,000 and 66,000 shares of common stock during the three months ended March 31, 2025 and 2024, respectively.

Stock Repurchase Program

The Board of Directors authorized a repurchase program pursuant to which the Company can repurchase shares of its common stock in open-market, through privately negotiated transactions or otherwise. No shares were repurchased by the Company during the three months ended March 31, 2025 and 2024. As of March 31, 2025, the Company is authorized to repurchase approximately $8,082,000 of shares of common stock.

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

The following details the shares subject to awards that are outstanding under the Plans as of March 31, 2025:

	Restricted
	Stock	RSUs	Totals
2022 Incentive Plan	454,845	256,740	711,585
2019 Incentive Plan (a)	287,325	—	287,325
Totals	742,170	256,740	998,910
(a)	No additional awards may be granted under such plan.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2025 (CONTINUED)

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

RSUs

The following table reflects the RSUs outstanding as of March 31, 2025:

	2024 Grant	2023 Grant	2022 Grant
RSUs outstanding (a)(b)	88,250	85,250	83,240
Vesting date (c)(d)	6/30/2027	6/30/2026	6/30/2025
(a)	The shares underlying the RSUs are excluded from the shares shown as outstanding on the balance sheet until they have vested and been issued.
(b)	No shares were granted, vested or forfeited during the three months ended March 31, 2025 and 2024.
(c)	Generally, the recipient must maintain a relationship with the Company during the applicable three-year performance cycle.
(d)	RSUs vest upon satisfaction of metrics related to average annual total stockholder return (“TSR Metric”) and average annual return on capital (“ROC Metric”; together with the TSR Metric, the “Metrics”) and are issued to the extent the Compensation Committee determines that the Metrics with respect to the vesting of such shares have been satisfied.

The Metrics and other material terms and conditions of the RSUs are as follows:

			Performance Criteria (a)
Year RSU Granted	Metric	Weight	Minimum	Maximum
2022 - 2024 (b)(c)	ROC Metric (d)	50%	Average annual of at least 6.0%	Average annual of at least 8.75%
	TSR Metric (e)	50%	Average annual of at least 6.0%	Average annual of at least 11.0%
(a)	If the Metrics fall between the applicable minimum and maximum performance criteria, a pro-rata portion of such units, as applicable, vest.
(b)	The RSUs are not entitled to voting rights.
(c)	Upon vesting, the holders of such RSUs receive an amount equal to the dividends that would have been paid on the underlying shares had such shares been outstanding during the three-year performance cycle. As of March 31, 2025 and December 31, 2024, the Company accrued an aggregate of $498,000 and $408,000 of dividend equivalents, respectively, for the unvested RSUs based on the number of shares, underlying such RSUs, that would have been issued using performance and market assumptions determined at such dates.
(d)	The ROC Metrics meet the definition of a performance condition. Fair value is based on the market value on the date of grant. For ROC Awards, the Company does not recognize expense when performance conditions are not expected to be met; such performance assumptions are re-evaluated quarterly.
(e)	The TSR Metrics meet the definition of a market condition. A third-party appraiser prepares a Monte Carlo simulation pricing model to determine the fair value of such awards, which is recognized ratably over the three-year service period.

As of March 31, 2025, based on performance and market assumptions, the fair value of the RSUs granted in 2024, 2023 and 2022 is $1,309,000, $1,005,000 and $1,463,000, respectively. Recognition of such deferred compensation will be charged to General and administrative expense over the respective three-year performance cycles.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2025 (CONTINUED)

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

The following is a summary of the activity of the Plans:

	Three Months Ended
	March 31,
	2025	2024
Restricted stock:
Number of shares granted	154,390	151,180
Average per share grant price	$25.52	$21.60
Deferred compensation to be recognized over vesting period	$3,940,000	$3,265,000

Number of non-vested shares:
Non-vested beginning of the period	727,140	712,560
Grants	154,390	151,180
Vested during the period	(139,300)	(136,600)
Forfeitures	(60)	—
Non-vested end of the period	742,170	727,140

RSUs: (a)
Number of non-vested shares:
Non-vested beginning of the period	256,740	248,112
Grants	—	—
Vested during the period	—	—
Forfeitures	—	—
Non-vested end of the period	256,740	248,112

Restricted stock and RSU grants (based on grant price):
Weighted average per share value of non-vested shares	$24.52	$25.27
Value of stock vested during the period	$3,914,000	$3,511,000
Weighted average per share value of shares forfeited during the period	$25.52	$—

Total charge to operations:
Outstanding restricted stock grants	$938,000	$893,000
Outstanding RSUs	408,000	379,000
Total charge to operations	$1,346,000	$1,272,000

(a)	There were no RSUs granted during the three months ended March 31, 2025 and 2024.

As of March 31, 2025, total compensation costs of $10,231,000 and $1,537,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average remaining vesting period is 2.8 years for the restricted stock and 1.3 years for the RSUs. The Company recognizes the effect of forfeitures on restricted stock awards and RSUs when they occur, and previously recognized compensation expense is reversed in the period the grant or unit is forfeited.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2025 (CONTINUED)

NOTE 11 – EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing net income allocable to common stockholders for each period by the weighted average number of shares of common stock outstanding during the applicable period. Net income is also allocated to the unvested restricted stock outstanding during each period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of March 31, 2025, the shares of common stock underlying the RSUs (see Note 10) are excluded from the basic earnings per share calculation, as these units are not participating securities until they vest and are issued.

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

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2025	2024
Numerator for basic and diluted earnings per share:
Net income	$4,169	$5,380
Deduct net income attributable to non-controlling interests	(14)	(225)
Deduct earnings allocated to unvested restricted stock (a)	(334)	(327)
Net income available for common stockholders: basic and diluted	$3,821	$4,828

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	20,820	20,509
Effect of dilutive securities: RSUs	131	70
Denominator for diluted earnings per share:
Weighted average number of shares	20,951	20,579

Earnings per common share: basic	$.18	$.24
Earnings per common share: diluted	$.18	$.23
(a)	Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2025 (CONTINUED)

NOTE 11 – EARNINGS PER COMMON SHARE (CONTINUED)

The following table identifies the number of shares of common stock underlying the RSUs that are included in the calculation, on a diluted basis, of the weighted average number of shares of common stock for such periods:

Three Months Ended March 31, 2025:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
July 16, 2024 (c)	88,250	19,628	44,125	63,753	24,497
July 1, 2023 (c)	85,250	22,856	42,625	65,481	19,769
July 1, 2022 (c)	83,240	30,682	33,760	64,442	18,798
Totals	256,740	73,166	120,510	193,676	63,064

Three Months Ended March 31, 2024:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
July 1, 2023 (c)	85,250	27,062	42,625	69,687	15,563
July 1, 2022 (c)	83,240	36,917	—	36,917	46,323
August 3, 2021 (d)	79,622	39,811	—	39,811	39,811
Totals	248,112	103,790	42,625	146,415	101,697
(a)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is March 31 of the applicable period.
(b)	Excluded as the applicable conditions had not been met for these shares at the applicable measurement dates.
(c)	The RSUs awarded in 2024, 2023 and 2022 vest, subject to satisfaction of the applicable market and/or performance conditions, as of June 30, 2027, 2026 and 2025, respectively (see Note 10).
(d)	With respect to the RSUs awarded August 3, 2021, 39,811 shares were deemed to have vested and the balance of 39,811 shares were forfeited in June 2024. The vested shares were issued in August 2024.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2025 (CONTINUED)

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

The fair value and carrying amounts of the Company’s mortgages payable are as follows (dollars in thousands):

	March 31,	December 31,
	2025	2024
Fair value of mortgages payable (a)	$456,783	$398,934
Carrying value of mortgages payable, gross	$470,763	$424,978
Fair value less than the carrying value	$(13,980)	$(26,044)
Blended market interest rate (a)	5.77%	6.28%
Weighted average interest rate	4.78%	4.56%
Weighted average remaining term to maturity (years)	6.3	6.1
(a)	Estimated using unobservable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

At March 31, 2025, the $5,000,000 carrying amount of the Company’s line of credit approximates its fair value.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair Value on a Recurring Basis

As of March 31, 2025, the Company had in effect eight interest rate derivatives, all of which were interest rate swaps, related to eight outstanding mortgage loans with an aggregate $13,767,000 notional amount maturing between 2025 and 2026 (weighted average remaining term to maturity of less than one year). These interest rate swaps, all of which were designated as cash flow hedges, converted SOFR based variable rate mortgages to fixed annual rate mortgages. The interest rates range from 3.24% to 4.34% and a weighted average interest rate of 4.04% at March 31, 2025. The Company’s objective in using interest rate swaps is to add stability to interest expense. The Company does not use derivatives for trading or speculative purposes.

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This fair value analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the associated credit valuation adjustments use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of March 31, 2025, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2025 (CONTINUED)

NOTE 12 – FAIR VALUE MEASUREMENTS (CONTINUED)

The Company does not currently own any financial instruments that are measured on a recurring basis and that are classified as Level 1 or 3.

The carrying and fair value of the Company’s derivative financial instruments was $130,000 and $208,000 as of March 31, 2025 and December 31, 2024, respectively. The fair value of the Company’s derivatives is reflected in Escrow, deposits and other assets and receivables on the consolidated balance sheets. As of March 31, 2025 and December 31, 2024, there were no derivatives in a liability position.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended
	March 31,
	2025	2024
Amount of gain recognized on derivatives in other comprehensive income	$1	$183
Amount of reclassification from Accumulated other comprehensive income into Interest expense	79	272

During the twelve months ending March 31, 2026, the Company estimates an additional $120,000 will be reclassified from Accumulated other comprehensive income as a decrease to Interest expense.

The derivative agreements in effect at March 31, 2025 provide that if the wholly-owned subsidiary of the Company which is a party to such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for such swap breakage losses.

NOTE 13 – SEGMENT REPORTING

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

NOTE 14 – NEW ACCOUNTING PRONOUNCEMENT

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by us, contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “could,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions or variations thereof and include, without limitations, statements regarding our future estimated rental income, funds from operations, adjusted funds from operations and our dividend. Among other things, forward looking statements with respect to (i) estimates of base rent and rental income exclude variable rent (including tenant reimbursements) and the adjustments required by GAAP to present rental income, (ii) estimates of base rent may not, unless otherwise expressly indicated, reflect the expenses (e.g., real estate expenses, interest, depreciation and amortization or any one or more of the foregoing) with respect to the associated property, (iii) anticipated property purchases, sales, financings and/or refinancings may not be completed during the period or on the terms indicated or at all, and (iv) estimates of gains from property sales or proceeds from financing or refinancing transactions are subject to adjustment, among other things, because actual closing costs may differ from the estimated costs. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.

The uncertainties, risks and factors which may cause actual results to differ materially from current expectations include, but are not limited to:

●	the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies;
●	adverse changes and disruption in the sectors in which our tenants operate (e.g., industrial and retail), which could impact our tenants’ ability to pay rent and expense reimbursement;
●	the level and volatility of interest rates;
●	loss or bankruptcy of one or more of our tenants, and bankruptcy laws that may limit our remedies if a tenant becomes bankrupt and rejects its lease;
●	general economic and business conditions and developments, including those currently affecting or that may affect our economy;
●	general and local real estate conditions, including any changes in the value of our real estate;
●	our ability to renew or re-lease space as leases expire;
●	our ability to pay dividends;
●	the effect of changes in political conditions in the U.S., including in connection with the new administration’s policies and priorities, or otherwise;
●	changes in governmental laws and regulations relating to real estate and related investments;
●	compliance with credit facility and mortgage debt covenants;
●	the availability of, and costs associated with, sources of capital and liquidity;
●	competition in our industry;
●	technological changes, such as artificial intelligence, autonomous vehicles, reconfiguration of supply chains, robotics, 3D printing or other technologies;
●	potential natural disasters, epidemics, pandemics or outbreak of infectious disease, such as COVID-19, and other potentially catastrophic events such as acts of war and/or terrorism; and

●	the other risks, uncertainties and factors described in the reports and documents we file with the SEC including the risks, uncertainties and factors described in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”) under the caption “Item 1A. Risk Factors” for a discussion of certain factors which may cause actual results to differ materially from current.

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

Challenges and Uncertainties Facing Certain Tenants and Properties

We face challenges (i) due to the volatile economic environment (including the impact of threatened and/or imposed tariffs, and the related possibility of trade wars and the impact of the foregoing on us and in particular, on our seaport based industrial/warehouse properties), and (ii) The Vue, our Beachwood, Ohio property.  Our cash flow and profitability will be adversely impacted if these issues are not resolved in a satisfactory manner.

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

We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial and, to a lesser extent, retail properties, many of which are subject to long-term net leases. As of March 31, 2025, we own 105 properties (including two properties owned by consolidated joint ventures and two properties owned by unconsolidated joint ventures) located in 32 states. Based on square footage, our occupancy rate at March 31, 2025 is approximately 98.5%.

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

Our 2025 base rent is approximately $77.4 million and represents, after giving effect to any abatements, concessions, deferrals or adjustments, the base rent (excluding tenant reimbursements) payable to us during the year ending December 31, 2025 under leases in effect at March 31, 2025. Base rent (i) excludes $233,000 representing our share of the base rent payable to our joint ventures and (ii) includes $235,000 of base rent from Hooters, a restaurant tenant at our Myrtle Beach, South Carolina property which filed for bankruptcy protection in April 2025.

The following table sets forth scheduled expirations of leases at our properties as of March 31, 2025 for the years indicated below:

		Approximate		Percentage of
	Number of	Square Footage	2025 Base Rent	2025 Base Rent
	Expiring	Subject to	Under	Represented by
Year of Lease Expiration (a)	Leases	Expiring Leases (b)	Expiring Leases	Expiring Leases
2025	7	318,319	$1,797,000	2.3
2026	14	902,154	5,164,000	6.7
2027	33	2,127,122	14,253,000	18.4
2028	24	1,817,934	12,435,000	16.1
2029	19	1,703,799	9,864,000	12.7
2030	19	900,904	8,844,000	11.4
2031	13	1,276,232	7,260,000	9.4
2032	11	677,222	5,587,000	7.2
2033	9	853,179	7,644,000	9.9
2034	9	225,884	2,395,000	3.1
2035 and thereafter	4	629,880	2,155,000	2.8
	162	11,432,629	$77,398,000	100.0
(a)	Lease expirations assume tenants do not exercise existing renewal or termination options.
(b)	Excludes an aggregate of 178,817 square feet of vacant space.

Property Transactions

Acquisitions during the three months ended March 31, 2025

We acquired the following properties (amounts in thousands):

		Contract		Capitalized
		Purchase		Transaction	Mortgage
Description of Industrial Property	Date Acquired	Price		Costs	Amount	Interest Rate (a)	Maturity (a)
Multi-tenant (2 Properties)
Theodore, Alabama	January 16, 2025	$49,000		$197	$29,000	6.12%	2035
Amazon.com Services, LLC
Wichita, Kansas	February 6, 2025	13,300		230	7,500	6.09%	2030
Multi-tenant
Council Bluffs, Iowa	March 14, 2025	26,000	(b)	111	15,600	6.42%	2035
Totals for the three months ended March 31, 2025		$88,300		$538	$52,100
(a)	The weighted average interest rate is 6.2% (interest only for five years) and the weighted average term to maturity is 9.2 years.
(b)	We borrowed $5,000 under our line of credit in connection with this acquisition.

These properties contributed $1.1 million of rental income, net, $670,000 of operating expenses (including depreciation and amortization expense of $512,000) and $492,000 of mortgage interest expense during the period ended March 31, 2025.  We estimate that commencing April 1, 2025, the quarterly rental income (excluding variable lease revenues), depreciation and amortization expense and mortgage interest expense from these properties will be $1.6 million, $850,000 and $810,000, respectively.

Sales during the three months ended March 31, 2025

We sold the following properties (amounts in thousands):

				(Loss)/Gain on
			Gross Sales	Sale of Real
Description of Property	City, State	Date Sold	Price	Estate, net
Land and improvements	Lakewood, Colorado	January 16, 2025	$400	$(44)
Hooters restaurant property (a)	Concord, North Carolina	January 21, 2025	3,253	1,154
			$3,653	$1,110
(a)	This property contributed $11 and $52 in rental income, net and $1 and $13 in depreciation and amortization expense during the three months ended March 31, 2025 and 2024, respectively.

Results of Operations

Total revenues

The following table compares total revenues for the periods indicated:

	Three Months Ended
	March 31,		Increase
(Dollars in thousands)	2025	2024	(Decrease)	% Change
Rental income, net	$24,170	$22,446	$1,724	7.7
Lease termination fee	—	250	(250)	(100.0)
Total revenues	$24,170	$22,696	$1,474	6.5

Rental income, net

The following table details the components of rental income, net, for the periods indicated:

	Three Months Ended
	March 31,		Increase
(Dollars in thousands)	2025	2024	(Decrease)	% Change
Acquisitions (a)	$2,227	$—	$2,227	n/a
Dispositions (b)	11	1,069	(1,058)	(99.0)
Same store (c)	21,932	21,377	555	2.6
Rental income, net	$24,170	$22,446	$1,724	7.7
(a)	Represents rental income from seven properties acquired since January 1, 2024.
(b)	Represents rental income from 11 properties sold since January 1, 2024.
(c)	Represents rental income from 96 properties that were owned for the entirety of the periods presented.

Changes at same store properties

The change in same store rental income is due primarily to increases of:

-	$362,000 from lease amendments and/or extensions at several properties,
-	$316,000 in tenant reimbursements, of which $249,000 relates to operating expenses (i.e., common area maintenance and utilities) generally incurred during such period, and
-	$265,000 due to new tenants at several properties.

The increases were offset by decreases in rental income of:

-	$288,000 from lease expirations at various properties, a majority for which we have entered into new leases with replacement tenants, and

-	$104,000 related to lease intangibles at several properties that prior to March 31, 2025 were fully amortized.

Lease Termination Fee

In March 2024, a consolidated joint venture in Lakewood, Colorado, in which we hold a 90% interest, received a lease termination fee of $250,000 due to the early termination of a lease in connection with the sale of the related restaurant parcel.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended
	March 31,		Increase
(Dollars in thousands)	2025	2024	(Decrease)	% Change
Operating expenses:
Depreciation and amortization	$6,545	$6,021	$524	8.7
Real estate expenses	5,038	4,470	568	12.7
General and administrative	4,170	3,923	247	6.3
State tax (benefit) expense	(94)	63	(157)	(249.2)
Total operating expenses	$15,659	$14,477	$1,182	8.2

Depreciation and amortization. The increase is due primarily to (i) $947,000 from the properties acquired since January 1, 2024, and (ii) $150,000 from improvements at several properties.

The increase was offset primarily by (i) the inclusion, in the corresponding 2024 period, of $353,000 from the properties sold since January 1, 2024, and (ii) decreases of $239,000 related to tenant origination costs at several properties that prior to March 31, 2025 were fully amortized.

Real estate expenses. The increase is due primarily to (i) $394,000 primarily related to common area maintenance and utilities at several properties, none of which were individually significant, and (ii) $357,000 from the properties acquired since January 1, 2024.

The increase was offset by the inclusion, in the corresponding 2024 period, of $183,000 from the properties sold since January 1, 2024.

A substantial portion of real estate expenses is rebilled to tenants and is included in Rental income, net, on the consolidated statements of income.

General and administrative. The change is due primarily to an increase in compensation expense of $169,000 from (i) higher levels of payroll and payroll-related expenses, and (ii) non-cash expense from the amortization of our restricted stock and RSUs.

State Tax (Benefit) Expense. During the three months ended March 31, 2025, our state tax expense was offset by a $135,000 refund from Tennessee related to franchise taxes paid in 2023, as the state amended the method of calculating such taxes, resulting in an overpayment in such year.

Gain on sale of real estate, net

The following table compares gain on sale of real estate, net for the periods indicated:

	Three Months Ended
	March 31,		Increase
(Dollars in thousands)	2025	2024	(Decrease)	% Change
Gain on sale of real estate, net	$1,110	$1,784	$(674)	(37.8)

The $1.1 million gain in the 2025 period was primarily related to the sale of a restaurant property in Concord, North Carolina.

The $1.8 million gain in the 2024 period was realized from the sale of a restaurant parcel at our Lakewood, Colorado multi-tenant shopping center which is owned through a consolidated joint venture in which we have a 90% interest. The non-controlling interest’s share of this gain was $178,000.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
(Dollars in thousands)	2025	2024	(Decrease)	Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$25	$53	$(28)	(52.8)
Other income	188	267	(79)	(29.6)
Interest:
Expense	(5,432)	(4,717)	715	15.2
Amortization and write-off of deferred financing costs	(233)	(226)	7	3.1

Interest expense. The following table compares interest expense for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
(Dollars in thousands)	2025	2024	(Decrease)	Change
Interest expense:
Mortgage interest	$5,355	$4,654	$701	15.1
Credit line interest	77	63	14	22.2
Total	$5,432	$4,717	$715	15.2

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
(Dollars in thousands)	2025	2024	(Decrease)	Change
Weighted average principal amount	$458,106	$423,422	$34,684	8.2
Weighted average interest rate	4.65%	4.36%	0.29%	6.5

The increase in mortgage interest is due to increases in the weighted average principal amount of mortgage debt outstanding and the weighted average interest rate.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales. Our available liquidity at May 1, 2025, was $96.4 million, including $8.9 million of cash and cash equivalents (including the credit facility’s required minimum $3.0 million average deposit maintenance balance) and up to $87.5 million available under our credit facility. At May 1, 2025, the facility is available for the acquisition of commercial real estate, repayment of mortgage debt, and up to $32.5 million for renovation and operating expense purposes.

Liquidity and Financing

We expect to meet our short-term (i.e., one year or less) and long-term (i) operating cash requirements (including debt service and anticipated dividend payments) principally from cash flow from operations, our available cash and cash equivalents, proceeds from and, to the extent permitted and needed, our credit facility and (ii) investing and financing cash requirements (including an estimated aggregate of $2.5 million of capital expenditures) from the foregoing, as well as property financings, property sales and sales of our common stock.

At March 31, 2025, we had 64 outstanding mortgages payable secured by 66 properties in the aggregate principal amount of $470.8 million (before netting unamortized deferred financing costs of $4.2 million and mortgage intangibles of $633,000). These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $741.4 million, before accumulated depreciation of $132.5 million. After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.05% to 6.78% (a 4.78% weighted average interest rate) and mature between 2025 and 2047 (a 6.3 year weighted average remaining term to maturity).

The following table sets forth, as of March 31, 2025, information with respect to our mortgage debt that is payable during the nine months ending December 31, 2025 and for each of the subsequent twelve months through December 31, 2028:

(Dollars in thousands)	2025		2026	2027	2028	Total
Amortization payments	$8,291		$11,038	$9,999	$9,356	$38,684
Principal due at maturity	13,129	(a)	18,461	44,332	30,155	106,077
Total	$21,420		$29,499	$54,331	$39,511	$144,761

Weighted average interest rate on principal due at maturity	4.18%		3.91%	4.05%	4.64%	4.21%

(1)

(a)	$9,400 matures in June 2025.

We intend to make debt amortization payments from operating cash flow and, although no assurance can be given that we will be successful in this regard, generally intend to refinance, extend or pay off the mortgage loans which mature from 2025 through 2028. We generally intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash, proceeds from the sale of our common stock and our credit facility (to the extent available).

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

Credit Facility

Our credit facility provides that subject to borrowing base requirements, we can borrow up to $100.0 million for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $40.0 million and 40% of the borrowing base. The facility matures December 31, 2026 and bears interest equal to 30-day SOFR plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 275 basis points if such ratio is greater than 60%. The applicable margin was 175 basis points for each of the three months ended March 31, 2025 and 2024. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. The interest rate on the facility was 6.07% at both March 31, 2025 and May 1, 2025.

The terms of our credit facility include certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At March 31, 2025, we were in compliance with the covenants under this facility.

Off-Balance Sheet Financing Arrangement

We own a land parcel located in Beachwood, Ohio which is improved by a multi-family complex (i.e., The Vue Apartments) that we ground lease to the owner/operator of such complex. This ground lease did not generate any rental income during the past several years. At March 31, 2025, the carrying value of the land on our balance sheet was approximately $17.4 million; our leasehold position is subordinate to $61.9 million of mortgage debt incurred by our tenant, the owner/operator of the multi-family complex. In addition, we have agreed, in our discretion, to fund certain capital expenditures and operating cash flow shortfalls at this property. We do not believe that this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions, except to the extent we determine to continue to fund the capital expenditures required by, and the operating cash flow shortfalls at, this property. See Note 7 to our consolidated financial statements for additional information regarding this arrangement.

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

The tables below provide a reconciliation of net income and net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2025	2024
GAAP net income attributable to One Liberty Properties, Inc.	$4,155	$5,155
Add: depreciation and amortization of properties	6,334	5,832
Add: our share of depreciation and amortization of unconsolidated joint ventures	6	6
Add: amortization of deferred leasing costs	211	189
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	1	—
Deduct: gain on sale of real estate, net	(1,110)	(1,784)
Adjustments for non-controlling interests	(24)	161
NAREIT funds from operations applicable to common stock	9,573	9,559
Deduct: straight-line rent accruals and amortization of lease intangibles	(654)	(661)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(22)	(1)
Deduct: lease termination fee income	—	(250)
Deduct: other income and income on settlement of litigation	(27)	(27)
Add: amortization of restricted stock and RSU compensation	1,346	1,272
Add: amortization and write-off of deferred financing costs	233	226
Add: amortization of lease incentives	30	30
Add: amortization of mortgage intangible assets	34	34
Adjustments for non-controlling interests	(3)	28
Adjusted funds from operations applicable to common stock	$10,510	$10,210

	Three Months Ended
	March 31,
	2025	2024
GAAP net income attributable to One Liberty Properties, Inc.	$.18	$.23
Add: depreciation and amortization of properties	.30	.28
Add: our share of depreciation and amortization of unconsolidated joint ventures	—	—
Add: amortization of deferred leasing costs	.01	.01
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—
Deduct: gain on sale of real estate, net	(.05)	(.08)
Adjustments for non-controlling interests	—	.01
NAREIT funds from operations per share of common stock (a)	.44	.45
Deduct: straight-line rent accruals and amortization of lease intangibles	(.03)	(.03)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—
Deduct: lease termination fee income	—	(.01)
Deduct: other income and income on settlement of litigation	—	—
Add: amortization of restricted stock and RSU compensation	.06	.06
Add: amortization and write-off of deferred financing costs	.01	.01
Add: amortization of lease incentives	—	—
Add: amortization of mortgage intangible assets	—	—
Adjustments for non-controlling interests	—	—
Adjusted funds from operations per share of common stock (a)	$.48	$.48
(a)	The weighted average number of diluted common shares used to compute FFO and AFFO applicable to common stock includes unvested restricted shares that are excluded from the computation of diluted EPS.

Three months ended March 31, 2025 and 2024

The $300,000, or 2.9%, increase in AFFO for the three months ended March 31, 2025 from the corresponding 2024 period is due primarily to:

●	a $1.7 million increase in rental income, net, and
●	a $157,000 decrease in state tax expense.

Offsetting the increase is:

●	a $715,000 increase in interest expense,
●	a $568,000 increase in real estate operating expenses,
●	a $173,000 increase in general and administrative expenses, and
●	a $79,000 decrease in other income.

The $14,000, or 0.1%, increase in FFO for the three months ended March 31, 2025 from the corresponding 2024 period is due to the factors impacting AFFO as described immediately above, other than a $250,000 lease termination fee income recognized in the corresponding 2024 period.

Diluted per share net income, FFO and AFFO were impacted negatively in the quarter ended March 31, 2025 compared to the corresponding quarter in the prior year by an average increase of approximately 376,000 in the weighted average number of shares of common stock outstanding as a result of stock issuances in connection with the equity incentive and dividend reinvestment programs.

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

We use interest rate swaps to limit interest rate risk on substantially all variable rate mortgages. These swaps are used for hedging purposes - not for speculation. We do not enter into interest rate swaps for trading purposes. At March 31, 2025, we had no liability in the event of the early termination of our swaps.

At March 31, 2025, we had eight interest rate swap agreements outstanding. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of March 31, 2025, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and the net unrealized gain on derivative instruments would have increased by $53,000. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and the net unrealized gain on derivative instruments would have decreased by $54,000. These changes would not have any impact on our net income or cash.

Our variable mortgage debt, after giving effect to the interest rate swap agreements, primarily bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the interest expense we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes. Based on the $5.0 million outstanding balance under this facility at March 31, 2025, a 100 basis point increase of the interest rate would increase our related interest costs over the next twelve months by approximately $50,000 and a 100 basis point decrease of the interest rate would decrease our related interest costs over the next twelve months by approximately $50,000.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended March 31, 2025.

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
101

The following financial statements and notes from the One Liberty Properties, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 filed on May 6, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

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

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: May 6, 2025	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: May 6, 2025	/s/ Isaac Kalish
Isaac Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)