Form 10-Q
period 2025-06-30
ONE LIBERTY PROPERTIES INC
filed 2025-08-06
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had 21,600,032 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	June 30,	December 31,
	2025	2024
ASSETS	(Unaudited)
Real estate investments, at cost
Land	$165,259	$165,708
Buildings and improvements	751,635	695,044
Total real estate investments, at cost	916,894	860,752
Less accumulated depreciation	192,645	188,447
Real estate investments, net	724,249	672,305

Investment in unconsolidated joint ventures	1,557	2,101
Cash and cash equivalents	19,043	42,315
Unbilled rent receivable	17,031	16,988
Unamortized intangible lease assets, net	18,961	13,649
Escrow, deposits and other assets and receivables	14,744	19,596
Total assets(1)	$795,585	$766,954
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net (see Note 8)	$448,254	$420,555
Line of credit	6,800	—
Dividends payable	10,199	10,049
Accrued expenses and other liabilities	14,400	16,023
Unamortized intangible lease liabilities, net	12,168	11,752
Total liabilities(1)	491,821	458,379

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 50,000 shares authorized; 20,854 and 20,698 shares issued and outstanding	20,854	20,698
Paid-in capital	338,401	335,539
Accumulated other comprehensive income	72	208
Distributions in excess of net income	(55,939)	(49,020)
Total One Liberty Properties, Inc. stockholders’ equity	303,388	307,425
Non-controlling interests in consolidated joint ventures(1)	376	1,150
Total equity	303,764	308,575
Total liabilities and equity	$795,585	$766,954
(1)	The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 7. The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $4,071 and $9,198 of land, $6,481 and $15,599 of building and improvements, net of $3,066 and $6,516 of accumulated depreciation, $1,382 and $2,767 of other assets included in other line items, $7,306 and $13,295 of real estate debt, net, $199 and $966 of other liabilities included in other line items and $376 and $1,150 of non-controlling interests as of June 30, 2025 and December 31, 2024, respectively.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Rental income, net	$24,479	$21,800	$48,649	$44,246
Lease termination fees	66	—	66	250
Total revenues	24,545	21,800	48,715	44,496

Operating expenses:
Depreciation and amortization	6,827	5,965	13,372	11,986
Real estate expenses (see Note 9 for related party information)	4,891	3,976	9,929	8,446
General and administrative (see Note 9 for related party information)	3,938	3,776	8,108	7,699
Impairment loss	—	1,086	—	1,086
State tax expense (benefit)	67	47	(27)	110
Total operating expenses	15,723	14,850	31,382	29,327

Other operating income
Gain on sale of real estate, net	6,531	7,448	7,641	9,232
Operating income	15,353	14,398	24,974	24,401

Other income and expenses:
Equity in earnings of unconsolidated joint ventures	51	43	76	96
Other income	138	276	326	543
Interest:
Expense	(5,847)	(4,750)	(11,279)	(9,467)
Amortization and write-off of deferred financing costs	(277)	(290)	(510)	(516)

Net income	9,418	9,677	13,587	15,057
Net income attributable to non-controlling interests	(987)	(124)	(1,001)	(349)
Net income attributable to One Liberty Properties, Inc.	$8,431	$9,553	$12,586	$14,708

Weighted average number of common shares outstanding:
Basic	20,853	20,590	20,836	20,550
Diluted	20,967	20,683	20,948	20,632

Earnings per common share attributable to common stockholders:
Basic and Diluted	$.39	$.45	$.57	$.68

Cash distributions per share of common stock	$.45	$.45	$.90	$.90

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$9,418	$9,677	$13,587	$15,057

Other comprehensive income
Net unrealized loss on derivative instruments	(58)	(188)	(136)	(277)
Comprehensive income	9,360	9,489	13,451	14,780

Net income attributable to non-controlling interests	(987)	(124)	(1,001)	(349)
Comprehensive income attributable to One Liberty Properties, Inc.	$8,373	$9,365	$12,450	$14,431

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

			Accumulated	Accumulated	Non-Controlling
			Other	Distributions	Interests in
	Common	Paid-in	Comprehensive	in Excess of	Consolidated
	Stock	Capital	Income (loss)	Net Income	Joint Ventures	Total
Balances, December 31, 2024	$20,698	$335,539	$208	$(49,020)	$1,150	$308,575
Cash distributions — common stock ($.45 per share)	—	—	—	(9,804)	—	(9,804)
Compensation expense — restricted stock and RSUs	—	1,346	—	—	—	1,346
Shares issued through dividend reinvestment plan	7	180	—	—	—	187
Restricted stock vesting	139	(139)	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	(63)	(63)
Net income	—	—	—	4,155	14	4,169
Other comprehensive loss	—	—	(78)	—	—	(78)
Balances, March 31, 2025	20,844	336,926	130	(54,669)	1,101	304,332
Cash distributions — common stock ($.45 per share)	—	—	—	(9,701)	—	(9,701)
Compensation expense — restricted stock and RSUs	—	1,296	—	—	—	1,296
Shares issued through dividend reinvestment plan	8	181	—	—	—	189
Restricted stock vesting	2	(2)	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	(1,712)	(1,712)
Net income	—	—	—	8,431	987	9,418
Other comprehensive loss	—	—	(58)	—	—	(58)
Balances, June 30, 2025	$20,854	$338,401	$72	$(55,939)	$376	$303,764

			Accumulated	Accumulated	Non-Controlling
			Other	Distributions	Interests in
	Common	Paid-in	Comprehensive	in Excess of	Consolidated
	Stock	Capital	Income (loss)	Net Income	Joint Ventures	Total
Balances, December 31, 2023	$20,323	$326,379	$844	$(40,843)	$1,042	$307,745
Cash distributions — common stock ($.45 per share)	—	—	—	(9,642)	—	(9,642)
Compensation expense — restricted stock and RSUs	—	1,272	—	—	—	1,272
Shares issued through dividend reinvestment plan	66	1,369	—	—	—	1,435
Restricted stock vesting	137	(137)	—	—	—	—
Contributions to non-controlling interests	—	—	—	—	43	43
Distributions to non-controlling interests	—	—	—	—	(94)	(94)
Net income	—	—	—	5,155	225	5,380
Other comprehensive loss	—	—	(89)	—	—	(89)
Balances, March 31, 2024	20,526	328,883	755	(45,330)	1,216	306,050
Cash distributions — common stock ($.45 per share)	—	—	—	(9,534)	—	(9,534)
Compensation expense — restricted stock and RSUs	—	1,167	—	—	—	1,167
Shares issued through dividend reinvestment plan	67	1,396	—	—	—	1,463
Distributions to non-controlling interests	—	—	—	—	(202)	(202)
Net income	—	—	—	9,553	124	9,677
Other comprehensive loss	—	—	(188)	—	—	(188)
Balances, June 30, 2024	$20,593	$331,446	$567	$(45,311)	$1,138	$308,433

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued on Next Page)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$13,587	$15,057
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(7,641)	(9,232)
Impairment loss	—	1,086
Increase in net amortization of unbilled rental income	(730)	(504)
Amortization and write-off of intangibles relating to leases, net	(528)	(665)
Amortization of restricted stock and RSU compensation expense	2,642	2,439
Equity in earnings of unconsolidated joint ventures	(76)	(96)
Depreciation and amortization	13,372	11,986
Amortization and write-off of deferred financing costs	510	516
Payment of leasing commissions	(259)	(173)
Decrease (increase) in escrow, deposits, other assets and receivables	1,898	(961)
Decrease in accrued expenses and other liabilities	(551)	(1,931)
Net cash provided by operating activities	22,224	17,522

Cash flows from investing activities:
Purchase of real estate	(88,838)	(11,798)
Improvements to real estate	(2,009)	(1,493)
Investments in ground leased property	(62)	(44)
Net proceeds from sale of real estate	29,454	24,485
Net proceeds from repayment of loan receivable	1,816	—
Distributions of capital from unconsolidated joint venture	620	—
Net cash (used in) provided by investing activities	(59,019)	11,150

Cash flows from financing activities:
Proceeds from mortgage financings	52,121	34,213
Repayments of mortgage financings	(18,775)	(30,939)
Scheduled amortization payments of mortgages payable	(5,543)	(6,074)
Proceeds from bank line of credit	20,800	—
Repayments on bank line of credit	(14,000)	—
Issuance of shares through dividend reinvestment plan	376	2,898
Payment of financing costs	(591)	(570)
Capital contribution from non-controlling interest	—	43
Distributions to non-controlling interests	(1,775)	(296)
Cash distributions to common stockholders	(19,355)	(19,030)
Net cash provided by (used in) financing activities	13,258	(19,755)

Net (decrease) increase in cash, cash equivalents and restricted cash	(23,537)	8,917
Cash, cash equivalents and restricted cash at beginning of year	45,481	29,592
Cash, cash equivalents and restricted cash at end of period	$21,944	$38,509

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$10,925	$9,463
Supplemental disclosure of non-cash investing activity:
Purchase accounting allocation - intangible lease assets	$7,888	$1,214
Purchase accounting allocation - intangible lease liabilities	(1,155)	(1,855)

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2025	2024
Cash and cash equivalents	$19,043	$35,020
Restricted cash included in escrow, deposits and other assets and receivables	2,901	3,489
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$21,944	$38,509

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2025

NOTE 1 – ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial properties, many of which are subject to long-term net leases. As of June 30, 2025, OLP owns 103 properties, including two properties owned by consolidated joint ventures and two properties owned by unconsolidated joint ventures. The 103 properties are located in 32 states.

NOTE 2 – SUMMARY ACCOUNTING POLICIES

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

JUNE 30, 2025 (CONTINUED)

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

The Company reviews on a quarterly basis its investments in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered based on the underlying assets of the investment is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the three and six months ended June 30, 2025 and 2024, there were no such other-than-temporary impairment charges related to the Company’s investments in unconsolidated joint ventures.

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

JUNE 30, 2025 (CONTINUED)

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

The components of lease revenues are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Fixed lease revenues	$20,087	$18,319	$39,622	$36,591
Variable lease revenues	4,116	3,194	8,499	6,990
Lease revenues (a)	$24,203	$21,513	$48,121	$43,581
(a)	Excludes amortization related to lease intangible assets and liabilities of $276 and $528 for the three and six months ended June 30, 2025, respectively, and $287 and $665 for the three and six months ended June 30, 2024, respectively.

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

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due by, among other things, reviewing the tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. As of June 30, 2025, the Company has assessed the collectability of all recorded lease revenues as probable.

Minimum Future Rents

As of June 30, 2025, the minimum future contractual rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual rents do not include (i) straight-line rent or amortization of lease intangibles or incentives and (ii) variable lease payments as described above.

From July 1 – December 31, 2025	$38,000
For the year ending December 31,
2026	75,614
2027	67,977
2028	56,163
2029	45,196
2030	34,741
Thereafter	80,835
Total	$398,526

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2025 (CONTINUED)

NOTE 3 – LEASES (CONTINUED)

Lease Termination Fees

In June 2025, the Company recognized a lease termination fee of $66,000 from an industrial tenant in a lease buy-out transaction. In connection with this transaction, the Company also wrote-off the tenant’s unamortized balances of (i) $24,000 in unbilled rent receivables and intangible lease liabilities, as a net increase to Rental income, net and (ii) $68,000 in tenant origination costs as an increase to Depreciation and amortization expense.

In March 2024, a consolidated joint venture in Lakewood, Colorado, in which the Company holds a 90% interest, recognized a lease termination fee of $250,000 from a tenant due to the early termination of its lease in connection with the sale of the related restaurant parcel (see Note 5).

Lessee Accounting

Ground Lease

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The ground lease expires March 3, 2030 and provides for up to three, five-year renewal options and one seven-month renewal option. As of June 30, 2025, the remaining lease term is 4.7 years. The Company recognized lease expense related to this ground lease of $122,000 and $244,000 for both the three and six months ended June 30, 2025 and June 30, 2024, respectively, which is included in Real estate expenses on the consolidated statements of income.

Office Lease

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires December 31, 2031 and provides for a five-year renewal option. As of June 30, 2025, the remaining lease term, including the renewal option deemed exercised, is 11.5 years. The Company recognized lease expense related to this office lease of $14,000 and $28,000 for both the three and six months ended June 30, 2025 and 2024, respectively, which is included in General and administrative expenses on the consolidated statements of income.

Minimum Future Lease Payments

As of June 30, 2025, the minimum future lease payments related to these operating leases are as follows (amounts in thousands):

From July 1 – December 31, 2025	$313
For the year ending December 31,
2026	627
2027	629
2028	630
2029	692
2030	180
Thereafter	357
Total undiscounted cash flows	$3,428
Present value discount	(622)
Lease liability	$2,806

The lease liability is included in Accrued expenses and other liabilities on the consolidated balance sheet.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2025 (CONTINUED)

NOTE 4 – REAL ESTATE ACQUISITIONS

The following tables detail the Company’s real estate asset acquisitions and purchase price allocations during the six months ended June 30, 2025 (amounts in thousands):

		Contract		Capitalized
		Purchase		Transaction
Description of Industrial Property	Date Acquired	Price	Terms of Payment	Costs
Multi-tenant (2 properties)
Theodore, Alabama	January 16, 2025	$49,000	Cash and $29,000 mortgage (a)	$197
Amazon.com Services, LLC
Wichita, Kansas	February 6, 2025	13,300	Cash and $7,500 mortgage (b)	230
Multi-tenant
Council Bluffs, Iowa	March 14, 2025	26,000	Cash and $15,600 mortgage (c)	111
Totals for the six months ended June 30, 2025		$88,300		$538

(a)	Simultaneously with the acquisition of these properties, the Company obtained new mortgage debt of $29,000 encumbering both properties, bearing an interest rate of 6.12% and maturing in 2035.
(b)	Simultaneously with the acquisition of this property, the Company obtained new mortgage debt of $7,500 bearing an interest rate of 6.09% and maturing in 2030.
(c)	Simultaneously with the acquisition of this property, the Company obtained new mortgage debt of $15,600 bearing an interest rate of 6.42% and maturing in 2035.

						Rate (a)
		Building &	Intangible Lease			Market
Description of Industrial Property	Land	Improvements	Asset	Liability	Total	Cap	Discount
Multi-tenant (2 properties)
Theodore, Alabama	$610	$45,790	$3,847	$(1,050)	$49,197	6.25%	7.20%
Amazon.com Services, LLC
Wichita, Kansas	1,129	10,730	1,685	(14)	13,530	7.00%	7.32%
Multi-tenant
Council Bluffs, Iowa	5,722	18,124	2,356	(91)	26,111	7.00%	7.32%
Totals for the six months ended June 30, 2025	$7,461	$74,644	$7,888	$(1,155)	$88,838
(a)	The fair value of the tangible assets and lease-related intangibles were assessed as of the acquisition date using an income approach and estimated cash flow projections which utilize an appropriate market capitalization rate and discount rate which are categorized as Level 3 unobservable inputs in the fair value hierarchy (as defined in Note 12).

Acquisition Contract

On June 24, 2025, the Company entered into a contract to acquire a 210,600 square foot, single-tenant industrial property located in Blythewood, South Carolina for $24,000,000 and anticipates the closing will occur during the three months ending September 30, 2025.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2025 (CONTINUED)

NOTE 5 – SALES OF PROPERTIES AND IMPAIRMENT LOSS

The following table details the Company’s sales of real estate during the six months ended June 30, 2025 and 2024 (amounts in thousands):

			Gross		(Loss) Gain on Sale
Description of Property	City, State	Date Sold	Sales Price		of Real Estate, Net
Land and improvements (a)	Lakewood, Colorado	January 16, 2025	$400		$(44)	(a)
Hooters restaurant property	Concord, North Carolina	January 21, 2025	3,253		1,154
Multi-tenant retail stores (b)	Lakewood, Colorado	June 23, 2025	17,900	(b)	3,276	(b)
Total Wine retail property	Greensboro, North Carolina	June 25, 2025	4,709		2,232
La-Z-Boy retail property	Gurnee, Illinois	June 27, 2025	4,368		1,023
Totals for the six months ended June 30, 2025			$30,630		$7,641	(c)

Hacienda Colorado restaurant parcel (d)	Lakewood, Colorado	March 6, 2024	$2,900	(d)	$1,784	(d)
Applebee's restaurant property	Kennesaw, Georgia	May 6, 2024	2,834		964
FedEx industrial property	Miamisburg, Ohio	May 9, 2024	2,793		1,507
Havertys retail property	Wichita, Kansas	June 6, 2024	6,600		1,884
Urban Outfitters retail property	Lawrence, Kansas	June 7, 2024	1,300		43
Walgreens retail property (e)	Cape Girardeau, Missouri	June 10, 2024	2,793		978	(e)
Vacant retail property (f)	Kennesaw, Georgia	June 28, 2024	6,700	(f)	2,072
Totals for the six months ended June 30, 2024			$25,920		$9,232	(g)
(a)	A consolidated joint venture, in which the Company holds a 90% interest (the “Colorado JV”), sold a land parcel and the related parking lot improvements which was part of the Hacienda Colorado restaurant parcel sold in March 2024 (see note (d) below). The non-controlling interest’s share of the loss was $4.
(b)	The Colorado JV sold its multi-tenant, in-line retail stores that were part of the shopping center at this property. In connection with this sale, the joint venture paid off the $5,808 mortgage on this property. The non-controlling interest’s share of the gain was $972.
(c)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $620 of unbilled rent receivables, $16 of net unamortized intangible lease assets and liabilities and $527 of other assets and receivables.
(d)	The Colorado JV sold a restaurant parcel which was part of the multi-tenant shopping center. In connection with the sale of this parcel, the joint venture paid down $1,885 of the mortgage on this property. The non-controlling interest’s share of the gain was $178.
(e)	This property was owned by a consolidated joint venture in which the Company held a 95% interest. The non-controlling interest’s share of the gain was $105.
(f)	In connection with this sale, the Company paid off the $4,412 mortgage on this property.
(g)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $275 of unbilled rent receivables, $439 of net unamortized intangible lease assets and liabilities and $108 of other assets and receivables.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2025 (CONTINUED)

NOTE 5 – SALES OF PROPERTIES AND IMPAIRMENT LOSS (CONTINUED)

Sales subsequent to June 30, 2025

The Company sold the following properties (amounts in thousands):

				Estimated Gain
			Gross	on Sale of Real
Description of Property	City, State	Date Sold	Sales Price	Estate, Net (a)
Chase land parcel (b)	Lakewood, Colorado	July 15, 2025	$3,457	$2,850
Office Depot retail property	Eugene, Oregon	August 1, 2025	6,000	2,500
			$9,457	$5,350

)

(a)	Such gain is anticipated to be recognized as Gain on sale of real estate, net, in the consolidated statements of income for the three and nine months ending September 30, 2025.
(b)	The Colorado JV sold the last remaining land parcel at this property. The non-controlling interest’s share of the gain is expected to be approximately $641.

Impairment Loss

The Company recognized a $1,086,000 impairment loss on the consolidated statements of income for the three and six months ended June 30, 2024 as it re-measured the net book value of a former property located in Hamilton, Ohio to its fair value. The Company determined the fair value based on an executed contract of sale for the property which was determined to be a Level 3 unobservable input in the fair value hierarchy (as discussed in Note 12). This property was subsequently sold in August 2024.

NOTE 6 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of June 30, 2025 and December 31, 2024, the Company participated in two unconsolidated joint ventures, each of which owns and operates one property; the Company’s equity investment in these ventures totaled $1,557,000 and $2,101,000, respectively. The Company recorded equity in earnings of $51,000 and $76,000 for the three and six months ended June 30, 2025, respectively, and $43,000 and $96,000 for the three and six months ended June 30, 2024, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2025 (CONTINUED)

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

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	June 30,	December 31,
	2025 (a)	2024
Land	$4,071	$9,198
Buildings and improvements, net of accumulated depreciation of $3,066 and $6,516, respectively	6,481	15,599
Cash	673	1,063
Unbilled rent receivable	337	881
Unamortized intangible lease assets, net	111	118
Escrow, deposits and other assets and receivables	261	705
Mortgages payable, net of unamortized deferred financing costs of $55 and $71, respectively	7,306	13,295
Accrued expenses and other liabilities	140	751
Unamortized intangible lease liabilities, net	59	215
Accumulated other comprehensive income	—	—
Non-controlling interests in consolidated joint ventures	376	1,150
(a)	The Colorado JV sold its multi-tenant, in-line retail stores in June 2025 and paid off the related $5,808 mortgage (see Note 5).

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and, in the event of a sale of, or refinancing of the mortgage encumbering, the property owned by such venture, the distributions to the Company may be less than that implied by the Company’s equity ownership interest in the venture.

Variable Interest Entity – Ground Lease

The Company determined it has a variable interest through its ground lease at its Beachwood, Ohio property (the Vue Apartments) and the owner/operator is a VIE because its equity investment at risk is insufficient to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of this VIE because the Company does not have power over the activities that most significantly impact the owner/operator’s economic performance and therefore, does not consolidate this VIE for financial statement purposes. Accordingly, the Company accounts for this investment as land and the revenues from the ground lease as Rental income, net. The ground lease provides for rent which can be deferred and paid based on the operating performance of the property; therefore, this rent is recognized as rental income when the operating performance is achieved and the rent is received. No such ground lease rental income has been collected since October 2020.

As of June 30, 2025, the VIE’s maximum exposure to loss was $17,472,000 which represented the carrying amount of the land. In purchasing the property in 2016, the owner/operator obtained a $67,444,000 mortgage from a third party which, together with the Company’s purchase of the land, provided substantially all of the funds to acquire the multi-family property. The Company provided its land as collateral for the owner/operator’s mortgage loan; accordingly, the land position is subordinated to the mortgage. The mortgage balance was $61,603,000 as of June 30, 2025. Pursuant to the ground lease, as amended, the Company agreed, in its discretion, to fund 78% of (i) any operating expense shortfalls at the property and (ii) any capital expenditures required at the property. The Company funded $52,000 and $62,000 during the three and six months ended June 30, 2025, respectively, and $100,000 during the year ended December 31, 2024. These amounts are included as part of the carrying amount of the land.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2025 (CONTINUED)

NOTE 8 – DEBT OBLIGATIONS

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	June 30,	December 31,
	2025	2024
Mortgages payable, gross	$452,781	$424,978
Unamortized deferred financing costs	(3,928)	(3,756)
Unamortized mortgage intangible assets	(599)	(667)
Mortgages payable, net	$448,254	$420,555

The following table sets forth, as of June 30, 2025, scheduled principal repayments with respect to the Company’s mortgage debt (amounts in thousands):

	For the Six
	Months Ending	For the years ending
	December 31,	December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Amortization payments	$5,524	$11,038	$9,999	$9,356	$7,284	$30,987	$74,188
Principal due at maturity	3,721	18,461	38,525	30,155	79,386	208,345	378,593
Total	$9,245	$29,499	$48,524	$39,511	$86,670	$239,332	$452,781

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

The facility, which matures December 31, 2026, provides for an interest rate equal to 30-day SOFR plus an applicable margin ranging from 175 basis points to 275 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility. The applicable margin was 175 basis points at June 30, 2025 and 2024. An unused facility fee of 0.25% per annum applies to the facility. At June 30, 2025, the Company had $6,800,000 outstanding on the facility and the weighted average interest rate was approximately 6.07% for the six months ended June 30, 2025. There was no balance outstanding on the facility at June 30, 2024. The Company was in compliance with all covenants at each of June 30, 2025 and 2024. At June 30, 2025 and August 1, 2025, $93,200,000 and $100,000,000, respectively, was available to be borrowed under the facility, including an aggregate of up to $40,000,000 available for renovation and operating expense purposes at such dates. At August 1, 2025, there was no amount outstanding on the facility and the interest rate was 6.10%.

At June 30, 2025 and December 31, 2024, the Company had unamortized deferred financing costs of $274,000 and $366,000, respectively, which are included in Escrow, deposits and other assets and receivables on the consolidated balance sheets.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2025 (CONTINUED)

NOTE 9 – RELATED PARTY TRANSACTIONS

Compensation and Services Agreement

Pursuant to the compensation and services agreement with Majestic Property Management LLC (“Majestic”), Majestic provides the Company with certain (i) executive, administrative, legal, accounting, clerical, property management, property acquisition, consulting (i.e., sale, leasing, brokerage, and mortgage financing), and construction supervisory services (collectively, the “Services”) and (ii) facilities and other resources. Majestic is wholly-owned by the Company’s vice- chairman and it provides compensation to several of the Company’s executive officers.

In consideration for the Services, the Company paid Majestic $905,000 and $1,793,000 for the three and six months ended June 30, 2025, respectively, and $831,000 and $1,657,000 for the three and six months ended June 30, 2024, respectively. Included in these amounts are fees for property management services of $408,000 and $797,000 for the three and six months ended June 30, 2025, respectively, and $361,000 and $718,000 for the three and six months ended June 30, 2024, respectively. The amounts paid for property management services are based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic for property management services with respect to properties managed by third parties. The Company also paid Majestic, pursuant to the compensation and services agreement, $87,000 and $175,000 for the three and six months ended June 30, 2025, respectively, and $84,000 and $168,000 for the three and six months ended June 30, 2024, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies.

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and restricted stock units (“RSUs”) under the Company’s stock incentive plans (described in Note 10). The related expense charged to the Company’s operations was $631,000 and $1,279,000 for the three and six months ended June 30, 2025, respectively, and $569,000 and $1,182,000 for the three and six months ended June 30, 2024, respectively.

The amounts paid under the compensation and services agreement (except for the property management services which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income.

Joint Venture Partners and Affiliates

The Company paid $22,000 and $44,000 for the three and six months ended June 30, 2025, respectively, and $23,000 and $46,000 for the three and six months ended June 30, 2024, respectively, to its consolidated joint venture partner or its affiliates (none of whom are officers, directors, or employees of the Company) for property management services, which are included in Real estate expenses on the consolidated statements of income.

Other

During 2025 and 2024, the Company paid quarterly fees of (i) $84,633 and $81,378, respectively, to the Company’s chairman and (ii) $33,853 and $32,551, respectively, to the Company’s vice-chairman. These fees are included in General and administrative expenses on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party, and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties. Included in Real estate expenses on the consolidated statements of income is insurance expense of $187,000 and $463,000 for the three and six months ended June 30, 2025, respectively, and $189,000 and $467,000 for the three and six months ended June 30, 2024, respectively, of amounts reimbursed to Gould Investors in prior periods.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2025 (CONTINUED)

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock Dividend

On June 5, 2025, the Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company’s common stock, totaling approximately $9,717,000. The quarterly dividend was paid on July 9, 2025 to stockholders of record at the close of business on June 25, 2025.

Dividend Reinvestment Plan

The Company’s Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price (as such price is calculated pursuant to the DRP). The discount is currently being offered at 3%. Under the DRP, the Company issued approximately 8,000 and 15,000 shares of common stock during the three and six months ended June 30, 2025, respectively, and approximately 67,000 and 133,000 shares of common stock during the three and six months ended June 30, 2024, respectively.

Stock Repurchase Program

The Board of Directors authorized a repurchase program pursuant to which the Company can repurchase shares of its common stock in open-market, through privately negotiated transactions or otherwise. No shares were repurchased by the Company during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, the Company is authorized to repurchase approximately $8,082,000 of shares of common stock.

Stock Based Compensation

The Company’s 2025, 2022 and 2019 Incentive Plans (collectively, the “Plans”), permit the Company to grant, among other things, stock options, restricted stock, RSUs, performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company’s common stock were authorized for issuance pursuant to each plan at such plan’s inception.

The following details the shares subject to awards that are outstanding under the Plans as of June 30, 2025:

	Restricted Stock	RSUs		Totals
2025 Incentive Plan (a)	—	—	(a)	—
2022 Incentive Plan (b)	451,970	172,000		623,970
2019 Incentive Plan (b)	286,725	—		286,725
Totals	738,695	172,000		910,695
(a)	This plan was approved by the Company’s stockholders in June 2025; no shares have been issued as of June 30, 2025. As of July 2025, the Company is deemed to have granted RSUs to acquire 91,075 shares of common stock.
(b)	No additional awards may be granted under such plan.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2025 (CONTINUED)

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

RSUs

The following table reflects the activities involving RSUs:

	2025 Grant	(a)	2024 Grant		2023 Grant		2022 Grant		2021 Grant
RSUs granted (b)	91,075		88,250		85,250		85,350		80,700
RSUs vested	—		—		—		36,704	(c)	39,811	(d)
RSUs forfeited	—		750	(e)	750	(e)	48,646	(f)	40,889	(g)
RSUs outstanding	91,075		87,500		84,500		—		—
Vesting date (h)(i)	6/30/2028		6/30/2027		6/30/2026		6/30/2025		6/30/2024
(a)	For accounting purposes, these shares were granted in July 2025.
(b)	The shares underlying the RSUs are excluded from the shares shown as outstanding on the balance sheet until they have vested and been issued.
(c)	Such shares will be issued in August 2025.
(d)	Such shares were issued in August 2024.
(e)	Such shares were forfeited in May 2025 as the recipient did not maintain a relationship with the Company during the applicable three-year performance cycle.
(f)	Of the 48,646 shares, (i) 46,536 shares were not earned as of June 30, 2025 because the applicable performance and market conditions had not been satisfied and (ii) 2,110 shares were forfeited in 2023 due to the retirement of an executive officer before the completion of the applicable three-year performance cycle.
(g)	Of the 40,889 shares (i) 39,811 shares were not earned as of June 30, 2024 because the applicable market condition had not been satisfied and (ii) 1,078 shares were forfeited in 2023 due to the retirement of an executive officer before the completion of the applicable three-year performance cycle.
(h)	Generally, the recipient must maintain a relationship with the Company during the applicable three-year performance cycle.
(i)	RSUs vest upon satisfaction of metrics related to average annual total stockholder return (“TSR Metric”) and average annual return on capital (“ROC Metric”; together with the TSR Metric, the “Metrics”) and are issued to the extent the Compensation Committee determines that the Metrics with respect to the vesting of such shares have been satisfied.

The Metrics and other material terms and conditions of the RSUs are as follows:

			Performance Criteria (a)
Year RSU Granted	Metric	Weight	Minimum	Maximum
2022 - 2025 (b)(c)	ROC Metric (d)	50%	Average annual of at least 6.0%	Average annual of at least 8.75%
	TSR Metric (e)	50%	Average annual of at least 6.0%	Average annual of at least 11.0%
(a)	If the Metrics fall between the applicable minimum and maximum performance criteria, a pro-rata portion of such units, as applicable, vest.
(b)	The RSUs are not entitled to voting rights.
(c)	Upon vesting, the holders of such RSUs receive an amount equal to the dividends that would have been paid on the underlying shares had such shares been outstanding during the three-year performance cycle. As of June 30, 2025 and December 31, 2024, the Company accrued an aggregate of $482,000 and $408,000 of dividend equivalents, respectively, for the RSUs granted in 2022 through 2024, based on the number of shares, underlying such RSUs, that would have been issued using performance and market assumptions determined at such dates. In August 2025, the Company will pay the holders of the 2022 RSU grant an aggregate of approximately $198,000 with respect to the dividend equivalent rights on the vested 36,704 shares.
(d)	The ROC Metrics meet the definition of a performance condition. Fair value is based on the market value on the date of grant. For ROC Awards, the Company does not recognize expense when performance conditions are not expected to be met; such performance assumptions are re-evaluated quarterly.
(e)	The TSR Metrics meet the definition of a market condition. A third-party appraiser prepares a Monte Carlo simulation pricing model to determine the fair value of such awards, which is recognized ratably over the three-year service period.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2025 (CONTINUED)

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

As of June 30, 2025, based on performance and market assumptions, the fair value of the RSUs granted in 2024 and 2023 is $1,329,000 and $1,069,000, respectively. Recognition of such deferred compensation will be charged to General and administrative expense over the respective three-year performance cycles.

The following is a summary of the activity of the Plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Restricted stock:
Number of shares granted	—	—	154,390	151,180
Average per share grant price	$—	$—	$25.52	$21.60
Deferred compensation to be recognized over vesting period	$—	$—	$3,940,000	$3,265,000

Number of non-vested shares:
Non-vested beginning of the period	742,170	727,140	727,140	712,560
Grants	—	—	154,390	151,180
Vested during the period	(1,500)	—	(140,800)	(136,600)
Forfeitures	(1,975)	—	(2,035)	—
Non-vested end of the period	738,695	727,140	738,695	727,140

RSUs: (a)
Number of non-vested shares:
Non-vested beginning of the period	256,740	248,112	256,740	248,112
Grants	—	—	—	—
Vested during the period	(36,704)	(39,811)	(36,704)	(39,811)
Forfeitures	(48,036)	(39,811)	(48,036)	(39,811)
Non-vested end of the period	172,000	168,490	172,000	168,490

Restricted stock and RSU grants (based on grant price):
Weighted average per share value of non-vested shares	$24.35	$24.80	$24.35	$24.80
Value of stock vested during the period	$1,007,000	$1,213,000	$4,922,000	$4,723,000
Weighted average per share value of shares forfeited during the period	$26.22	$30.46	$26.22	$30.46

Total charge to operations:
Outstanding restricted stock grants	$926,000	$921,000	$1,864,000	$1,814,000
Outstanding RSUs	370,000	246,000	778,000	625,000
Total charge to operations	$1,296,000	$1,167,000	$2,642,000	$2,439,000

(a)	For accounting purposes, there were no RSUs granted during the three and six months ended June 30, 2025 and 2024.

As of June 30, 2025, total compensation costs of $9,259,000 and $1,256,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average remaining vesting period is 2.6 years for the restricted stock and 1.5 years for the RSUs. The Company recognizes the effect of forfeitures on restricted stock awards and RSUs when they occur, and previously recognized compensation expense is reversed in the period the grant or unit is forfeited.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2025 (CONTINUED)

NOTE 11 – EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing net income allocable to common stockholders for each period by the weighted average number of shares of common stock outstanding during the applicable period. Net income is also allocated to the unvested restricted stock outstanding during each period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of June 30, 2025, the shares of common stock underlying the RSUs (see Note 10) are excluded from the basic earnings per share calculation, as these units are not participating securities until they vest and are issued.

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

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator for basic and diluted earnings per share:
Net income	$9,418	$9,677	$13,587	$15,057
Deduct net income attributable to non-controlling interests	(987)	(124)	(1,001)	(349)
Deduct earnings allocated to unvested restricted stock (a)	(332)	(327)	(666)	(654)
Net income available for common stockholders: basic and diluted	$8,099	$9,226	$11,920	$14,054

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	20,853	20,590	20,836	20,550
Effect of dilutive securities: RSUs	114	93	112	82
Denominator for diluted earnings per share:
Weighted average number of shares	20,967	20,683	20,948	20,632

Earnings per common share: basic and diluted	$.39	$.45	$.57	$.68
(a)	Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2025 (CONTINUED)

NOTE 11 – EARNINGS PER COMMON SHARE (CONTINUED)

The following table identifies the number of shares of common stock underlying the RSUs that are included in the calculation, on a diluted basis, of the weighted average number of shares of common stock for such periods:

Three and Six Months Ended June 30, 2025:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
July 16, 2024 (c)(d)	87,500	23,709	43,750	67,459	20,041
July 1, 2023 (c)(d)	84,500	24,706	42,250	66,956	17,544
July 1, 2022 (e)	83,240	32,030	4,674	36,704	46,536
Totals	255,240	80,445	90,674	171,119	84,121

Three and Six Months Ended June 30, 2024:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
July 1, 2023 (c)(d)	85,250	26,750	42,625	69,375	15,875
July 1, 2022 (e)	83,240	36,765	—	36,765	46,475
August 3, 2021 (f)	79,622	39,811	—	39,811	39,811
Totals	248,112	103,326	42,625	145,951	102,161
(a)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is June 30 of the applicable period.
(b)	Excluded as the applicable conditions had not been met for these shares at the applicable measurement dates.
(c)	The RSUs awarded in 2024 and 2023 vest, subject to satisfaction of the applicable market and/or performance conditions, as of June 30, 2027 and 2026, respectively (see Note 10).
(d)	In May 2025, RSUs with respect to 750 shares were forfeited pursuant to each of the RSUs awarded in 2024 and 2023, as the recipient did not maintain a relationship with the Company during the applicable three-year performance cycle.
(e)	With respect to the RSUs awarded July 1, 2022, 36,704 shares were deemed to have vested and the balance of 46,536 shares were forfeited as of June 30, 2025. The vested shares will be issued in August 2025.
(f)	With respect to the RSUs awarded August 3, 2021, 39,811 shares were deemed to have vested and the balance of 39,811 shares were forfeited as of June 30, 2024. The vested shares were issued in August 2024.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2025 (CONTINUED)

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

The fair value and carrying amounts of the Company’s mortgages payable are as follows (dollars in thousands):

	June 30,	December 31,
	2025	2024
Fair value of mortgages payable (a)	$438,558	$398,934
Carrying value of mortgages payable, gross	$452,781	$424,978
Fair value less than the carrying value	$(14,223)	$(26,044)
Blended market interest rate (a)	5.82%	6.28%
Weighted average interest rate	4.76%	4.56%
Weighted average remaining term to maturity (years)	6.3	6.1
(a)	Estimated using unobservable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

At June 30, 2025, the $6,800,000 carrying amount of the Company’s line of credit approximates its fair value as the line of credit has a variable interest rate and approximates market rates.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair Value on a Recurring Basis

As of June 30, 2025, the Company had in effect four interest rate derivatives, all of which were interest rate swaps, related to four outstanding mortgage loans with an aggregate $4,239,000 notional amount maturing between 2025 and 2026 (weighted average remaining term to maturity of less than one year). These interest rate swaps, all of which were designated as cash flow hedges, converted SOFR based variable rate mortgages to fixed annual rate mortgages. The interest rates range from 3.24% to 3.55% and a weighted average interest rate of 3.38% at June 30, 2025. The Company’s objective in using interest rate swaps is to add stability to interest expense. The Company does not use derivatives for trading or speculative purposes.

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This fair value analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the associated credit valuation adjustments use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of June 30, 2025, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2025 (CONTINUED)

NOTE 12 – FAIR VALUE MEASUREMENTS (CONTINUED)

The Company does not currently own any financial instruments that are measured on a recurring basis and that are classified as Level 1 or 3.

The carrying and fair value of the Company’s derivative financial instruments was $72,000 and $208,000 as of June 30, 2025 and December 31, 2024, respectively. The fair value of the Company’s derivatives is reflected in Escrow, deposits and other assets and receivables on the consolidated balance sheets. As of June 30, 2025 and December 31, 2024, there were no derivatives in a liability position.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Amount of gain recognized on derivatives in other comprehensive income	$7	$58	$8	$241
Amount of reclassification from Accumulated other comprehensive income into Interest expense	65	246	144	518

During the twelve months ending June 30, 2026, the Company estimates an additional $72,000 will be reclassified from Accumulated other comprehensive income as a decrease to Interest expense.

The derivative agreements in effect at June 30, 2025 provide that if the wholly-owned subsidiary of the Company which is a party to such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for such swap breakage losses.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by us, contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “could,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions or variations thereof and include, without limitations, statements regarding our future estimated rental income, funds from operations, adjusted funds from operations and our dividend. Among other things, forward looking statements with respect to (i) estimates of base rent and rental income exclude variable rent (including tenant reimbursements) and the adjustments required by GAAP to present rental income, (ii) estimates of base rent may not, unless otherwise expressly indicated, reflect the expenses (e.g., real estate expenses, interest, depreciation and amortization or any one or more of the foregoing) with respect to the associated property, (iii) anticipated property purchases, sales, financings and/or refinancings may not be completed during the period or on the terms indicated or at all, and (iv) estimates of gains and/or net proceeds from property sales (i.e., cash collected by us at closing after giving effect to, among other things, as applicable, the payoff of any mortgages on the properties sold and our non-controlling interest’s share of the proceeds) or proceeds from financing or refinancing transactions are subject to adjustment, among other things, because actual closing costs may differ from the estimated costs. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.

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

Challenges and Uncertainties Facing Certain Tenants and Properties

We face challenges (i) due to the volatile economic environment (including the impact of threatened and/or imposed tariffs, and the related possibility of trade wars and the impact of the foregoing on us and in particular, on our seaport based industrial/warehouse properties), and (ii) at The Vue, our Beachwood, Ohio property. Our cash flow and profitability will be adversely impacted if these issues are not resolved in a satisfactory manner.

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

We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial properties, many of which are subject to long-term net leases. As of June 30, 2025, we own 103 properties (including two properties owned by consolidated joint ventures and two properties owned by unconsolidated joint ventures) located in 32 states. Based on square footage, our occupancy rate at June 30, 2025 is approximately 98.8%.

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

Our 2026 base rent is approximately $75.4 million and represents, after giving effect to any abatements, concessions, deferrals or adjustments, the base rent (excluding tenant reimbursements) payable to us during the twelve months ending June 30, 2026 under leases in effect at June 30, 2025.

Our 2026 base rent:

●	excludes (i) $255,000 representing our share of the 2026 base rent payable to our joint ventures and (ii) an aggregate of $631,000 of 2026 base rent from a land parcel at our Lakewood, Colorado property and a retail property in Eugene, Oregon which were sold on July 15, 2025 and August 1, 2025, respectively.

●	includes $235,000 of base rent from Hooters, a restaurant tenant at our Myrtle Beach, South Carolina property which filed for bankruptcy protection in April 2025.

The following table sets forth scheduled expirations of leases at our properties as of June 30, 2025 for the years indicated below:

		Approximate		Percentage of
	Number of	Square Footage	2026 Base Rent	2026 Base Rent
Lease Expiration (a)	Expiring	Subject to	Under	Represented by
12 Months Ending June 30,	Leases	Expiring Leases (b)	Expiring Leases	Expiring Leases
2026	8	473,797	$1,673,000	2.2
2027	20	976,575	6,699,000	8.9
2028	25	2,438,453	15,202,000	20.2
2029	19	1,838,446	12,177,000	16.2
2030	20	1,312,946	9,339,000	12.4
2031	14	1,350,965	9,667,000	12.8
2032	9	643,643	4,452,000	5.9
2033	11	928,264	6,851,000	9.1
2034	7	416,069	5,189,000	6.9
2035	5	136,767	1,463,000	1.9
2036 and thereafter	4	824,449	2,663,000	3.5
	142	11,340,374	$75,375,000	100.0
(a)	Lease expirations assume tenants do not exercise existing renewal or termination options.
(b)	Excludes an aggregate of 141,813 square feet of vacant space.

Property Transactions

Sales during the three months ended June 30, 2025

We sold the following properties (amounts in thousands):

				Gain on
			Gross Sales	Sale of Real	Net Proceeds
Description of Property	City, State	Date Sold	Price	Estate, net	on Sale
Multi-tenant retail stores (a)	Lakewood, Colorado	June 23, 2025	$17,900	$3,276	$9,841	(b)
Total Wine retail property	Greensboro, North Carolina	June 25, 2025	4,709	2,232	4,532
La-Z-Boy retail property	Gurnee, Illinois	June 27, 2025	4,368	1,023	3,955
			$26,977	$6,531	$18,328
(a)	A consolidated joint venture, in which we hold a 90% interest, sold its multi-tenant, in-line retail stores which were part of the shopping center at this property. The non-controlling interest’s share of the gain was $972.

(b)	The net proceeds on sale give effect to the (i) payoff of the $5,808 mortgage on this property and (ii) non-controlling interest’s $1,688 share of the proceeds.

Sales subsequent to June 30, 2025

During July 2025 and August 2025, we sold the following properties (amounts in thousands):

				Estimated
			Gross	Gain on Sale of	Net Proceeds
Description of Property	City, State	Date Sold	Sales Price	Real Estate, Net	on Sale
Chase land parcel (a)	Lakewood, Colorado	July 15, 2025	$3,457	$2,850	$2,800	(b)
Office Depot retail property	Eugene, Oregon	August 1, 2025	6,000	2,500	5,700
			$9,457	$5,350	$8,500
(a)	This land parcel is held through a consolidated joint venture in which we hold a 90% interest. The non-controlling interest’s share of the gain is expected to be approximately $641.
(b)	The net proceeds on sale give effect to the non-controlling interest’s $800 share of the proceeds.

These properties had the following impact on the consolidated statements of income for the periods indicated (amounts in thousands):

			Six Months Ended June 30, 2025			Year Ended December 31, 2024
				Depreciation &	Real Estate		Depreciation &	Real Estate
			Rental	Amortization	Operating	Rental	Amortization	Operating
Description of Property		City, State	Income, net	Expense	Expense	Income, net	Expense	Expense
Chase land parcel		Lakewood, Colorado	$89	$7	$—	$178	$15	$—
Office Depot retail property	(a)	Eugene, Oregon	220	26	15	408	52	—
			$309	$33	$15	$586	$67	$—
(a)	We paid off the mortgage on this property in June 2025. Mortgage interest expense was $40 and $98 during the six months ended June 30, 2025 and the year ended December 31, 2024, respectively.

Acquisition contract

On June 24, 2025, we entered into a contract to acquire a 210,600 square foot, single-tenant industrial property located in Blythewood, South Carolina for $24.0 million. In connection with the acquisition, we anticipate obtaining new mortgage debt of approximately $14.0 million bearing an interest rate of 5.77% (interest only) and maturing in 2030. We estimate the annual base rent will be approximately $1.5 million (with annual base rent increases of 3.5%) and anticipate the closing will occur during the three months ending September 30, 2025.

Results of Operations

Total revenues

The following table compares total revenues for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(Dollars in thousands)	2025	2024	(Decrease)	% Change	2025	2024	(Decrease)	% Change
Rental income, net	$24,479	$21,800	$2,679	12.3	$48,649	$44,246	$4,403	10.0
Lease termination fees	66	—	66	n/a	66	250	(184)	(73.6)
Total revenues	$24,545	$21,800	$2,745	12.6	$48,715	$44,496	$4,219	9.5

Rental income, net

The following table details the components of rental income, net, for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(Dollars in thousands)	2025	2024	(Decrease)	% Change	2025	2024	(Decrease)	% Change
Acquisitions (a)	$2,996	$160	$2,836	1,772.5	$5,222	$160	$5,062	3,163.8
Dispositions (b)	622	1,561	(939)	(60.2)	1,415	3,342	(1,927)	(57.7)
Same store (c)	20,861	20,079	782	3.9	42,012	40,744	1,268	3.1
Rental income, net	$24,479	$21,800	$2,679	12.3	$48,649	$44,246	$4,403	10.0
(a)	Represents rental income from seven properties acquired since January 1, 2024.
(b)	Represents rental income from 14 assets sold since January 1, 2024.
(c)	Represents rental income from 94 properties that were owned for the entirety of the periods presented.

Changes at same store properties

The changes in same store rental income during the three and six months ended June 30, 2025 are due primarily to increases of:

-	$551,000 and $814,000, respectively, in tenant reimbursements, of which $416,000 and $480,000, respectively, relates to real estate tax expenses generally incurred during such period,
-	$336,000 and $710,000, respectively, from lease amendments and/or extensions at several properties, and
-	$288,000 and $520,000, respectively, due to new tenants at several properties.

The increases were offset during the three and six months ended June 30, 2025 by decreases in rental income of:

-	$233,000 and $515,000, respectively, from lease expirations at various properties, a majority for which we have entered into new leases with replacement tenants, and

-	$117,000 and $221,000, respectively, related to lease intangibles at several properties that prior to June 30, 2025 were fully amortized.

Lease Termination Fees

In June 2025, we recognized a lease termination fee of $66,000 from an industrial tenant in a lease buy-out transaction. The space was simultaneously re-leased to a new industrial tenant.

In March 2024, a consolidated joint venture in Lakewood, Colorado, in which we hold a 90% interest, received a lease termination fee of $250,000 due to the early termination of a lease in connection with the sale of the related restaurant parcel.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(Dollars in thousands)	2025	2024	(Decrease)	% Change	2025	2024	(Decrease)	% Change
Operating expenses:
Depreciation and amortization	$6,827	$5,965	$862	14.5	$13,372	$11,986	$1,386	11.6
Real estate expenses	4,891	3,976	915	23.0	9,929	8,446	1,483	17.6
General and administrative	3,938	3,776	162	4.3	8,108	7,699	409	5.3
Impairment loss	—	1,086	(1,086)	(100.0)	—	1,086	(1,086)	(100.0)
State tax expense (benefit)	67	47	20	42.6	(27)	110	(137)	(124.5)
Total operating expenses	$15,723	$14,850	$873	5.9	$31,382	$29,327	$2,055	7.0

Depreciation and amortization. The increases in the three and six months ended June 30, 2025 are due primarily to (i) $1.2 million and $2.2 million, respectively, from the properties acquired since January 1, 2024, and (ii) $114,000 and $241,000, respectively, from improvements at several properties.

The increases were offset primarily by (i) the inclusion, in the corresponding 2024 periods, of $289,000 and $614,000, respectively, from the properties sold since January 1, 2024, and (ii) decreases of $249,000 and $489,000, respectively, related to tenant origination costs at several properties that prior to June 30, 2025 were fully amortized.

Real estate expenses. The increases in the three and six months ended June 30, 2025 are due primarily to (i) $489,000 and $558,000, respectively, primarily related to a re-assessment of real estate taxes at our El Paso, Texas property, (ii) $468,000 and $825,000, respectively, from the properties acquired since January 1, 2024, and (iii) $161,000 and $414,000, respectively, primarily related to common area maintenance and insurance expense at several properties, none of which were individually significant.

The increase was offset by the inclusion, in the corresponding 2024 periods, of $203,000 and $314,000, respectively, from the properties sold since January 1, 2024.

A substantial portion of real estate expenses is rebilled to tenants and is included in Rental income, net, on the consolidated statements of income.

General and administrative. The increases in the three and six months ended June 30, 2025 are due primarily to an increase in compensation expense of $142,000 and $311,000, respectively, from (i) non-cash expense related to the amortization of our RSUs, and (ii) higher levels of payroll and payroll-related expenses.

Impairment loss. During the three and six months ended June 30, 2024, we recorded a $1.1 million impairment loss at our former Hamilton, Ohio property. (See Note 5 to our consolidated financial statements).

State tax expense (benefit). During the six months ended June 30, 2025, our state tax expense was offset by a $135,000 refund from Tennessee related to franchise taxes paid in 2023, as the state amended the method of calculating such taxes, resulting in an overpayment in 2023.

Gain on sale of real estate, net

The following table compares gain on sale of real estate, net for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(Dollars in thousands)	2025	2024	(Decrease)	% Change	2025	2024	(Decrease)	% Change
Gain on sale of real estate, net	$6,531	$7,448	$(917)	(12.3)	$7,641	$9,232	$(1,591)	(17.2)

The following table lists the sold properties and the related gains, net, for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(Dollars in thousands)	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
Multi-tenant retail stores - Lakewood, Colorado (a)	$3,276	$—			$3,276	$—
Retail property - Greensboro, North Carolina	2,232	—			2,232	—
Retail property - Gurnee, Illinois	1,023	—			1,023	—
Restaurant property - Concord, North Carolina	—	—			1,154	—
Land and improvements - Lakewood, Colorado (b)	—	—			(44)	—
Restaurant parcel - Lakewood, Colorado (c)	—	—			—	1,784
Restaurant property - Kennesaw, Georgia	—	964			—	964
Industrial property - Miamisburg, Ohio	—	1,507			—	1,507
Retail property - Wichita, Kansas	—	1,884			—	1,884
Retail property - Lawrence, Kansas	—	43			—	43
Retail property - Cape Girardeau, Missouri (d)	—	978			—	978
Vacant retail property - Kennesaw, Georgia	—	2,072			—	2,072
Total Gain on sale of real estate, net	$6,531	$7,448	$(917)	(12.3)	$7,641	$9,232	$(1,591)	(17.2)
(a)	A multi-tenant shopping center in Lakewood, Colorado, which is owned through a consolidated joint venture in which we hold a 90% interest (the “Colorado JV”), sold its multi-tenant, in-line retail stores at this property. In connection with this sale, the joint venture paid off the $5,808 mortgage balance on the property. The non-controlling interest’s share of this gain was $972.

(b)	The Colorado JV sold a land parcel and the related parking lot in connection with the sale of the restaurant parcel in (c) below. The non-controlling interest’s share of the loss was $4.

(c)	This restaurant parcel was part of the Colorado JV. The non-controlling interest’s share of this gain was $178.

(d)	This property was owned through a consolidated joint venture in which we had a 95% interest. The non-controlling interest’s share of this gain was $105.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(Dollars in thousands)	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$51	$43	$8	18.6	$76	$96	$(20)	(20.8)
Other income	138	276	(138)	(50.0)	326	543	(217)	(40.0)
Interest:
Expense	(5,847)	(4,750)	1,097	23.1	(11,279)	(9,467)	1,812	19.1
Amortization and write-off of deferred financing costs	(277)	(290)	(13)	(4.5)	(510)	(516)	(6)	(1.2)

Other income. The decreases in the three and six months ended June 30, 2025 are due to decreases of $113,000 and $228,000, respectively, in interest income from lesser amounts invested and available to be invested in short-term U.S. treasury bills.

Interest expense. The following table compares interest expense for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(Dollars in thousands)	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
Interest expense:
Mortgage interest	$5,609	$4,687	$922	19.7	$10,963	$9,341	$1,622	17.4
Credit line interest	238	63	175	277.8	316	126	190	150.8
Total	$5,847	$4,750	$1,097	23.1	$11,279	$9,467	$1,812	19.1

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(Dollars in thousands)	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
Weighted average principal amount	$465,240	$420,732	$44,508	10.6	$461,693	$422,077	$39,616	9.4
Weighted average interest rate	4.79%	4.42%	0.37%	8.4	4.72%	4.39%	0.33%	7.5

The increases in mortgage interest in the three and six months ended June 30, 2025 are due to increases in the weighted average principal amount of mortgage debt outstanding and the weighted average interest rate.

We anticipate that our mortgage interest expense will increase (and our earnings and the amount we are required to distribute to stockholders to maintain our REIT status may decrease) as we refinance our mortgages maturing through 2027 because current comparable mortgage interest rates are generally higher than the weighted average interest rate on such maturing mortgages. The weighted average interest rate of (i) our mortgages maturing in the six months ending December 31, 2025 and for the years ending December 31, 2026 and 2027 is 3.78%, 3.91% and 3.64%, respectively, and (ii) the mortgages we obtained in connection with the acquisitions completed during the six months ended June 30, 2025 is 6.21%.

Credit line interest

The weighted average principal amount outstanding was $11.9 million and $6.5 million for the three and six months ended June 30, 2025, respectively, and the weighted average interest rate was 6.07% for each of the three and six months ended June 30, 2025.

There was no balance outstanding on the credit line during the three and six months ended June 30, 2024. The interest expense of $63,000 and $126,000 for the three and six months ended June 30, 2024, respectively, constitutes the unused facility fee.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales. Our available liquidity at August 1, 2025, was $115.5 million, including $15.5 million of cash and cash equivalents (including the credit facility’s required minimum $3.0 million average deposit maintenance balance) and up to $100.0 million available under our credit facility. At August 1, 2025, the facility is available for the acquisition of commercial real estate, repayment of mortgage debt, and up to $40.0 million for renovation and operating expense purposes.

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

At June 30, 2025, we had 59 outstanding mortgages payable secured by 61 properties in the aggregate principal amount of $452.8 million (before netting unamortized deferred financing costs of $3.9 million and mortgage intangibles of $599,000). These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $705.7 million, before accumulated depreciation of $128.5 million. After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.05% to 6.42% (a 4.76% weighted average interest rate) and mature between 2025 and 2047 (a 6.3 year weighted average remaining term to maturity).

The following table sets forth, as of June 30, 2025, information with respect to our mortgage debt that is payable during the six months ending December 31, 2025 and for each of the subsequent twelve months through December 31, 2028:

(Dollars in thousands)	2025	2026	2027	2028	Total
Amortization payments	$5,524	$11,038	$9,999	$9,356	$35,917
Principal due at maturity	3,721	18,461	38,525	30,155	90,862
Total	$9,245	$29,499	$48,524	$39,511	$126,779

Weighted average interest rate on principal due at maturity	3.78%	3.91%	3.64%	4.64%	4.03%

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

Credit Facility

Our credit facility provides that subject to borrowing base requirements, we can borrow up to $100.0 million for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $40.0 million and 40% of the borrowing base. The facility matures December 31, 2026 and bears interest equal to 30-day SOFR plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 275 basis points if such ratio is greater than 60%. The applicable margin was 175 basis points for each of the six months ended June 30, 2025 and 2024. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. The interest rate on the facility was 6.07% and 6.10% at June 30, 2025 and August 1, 2025.

The terms of our credit facility include certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At June 30, 2025, we were in compliance with the covenants under this facility.

Off-Balance Sheet Financing Arrangement

We own a land parcel located in Beachwood, Ohio which is improved by a multi-family complex (i.e., The Vue Apartments) that we ground lease to the owner/operator of such complex. This ground lease did not generate any rental income during the past several years. At June 30, 2025, the carrying value of the land on our balance sheet was approximately $17.5 million; our leasehold position is subordinate to $61.6 million of mortgage debt incurred by our tenant, the owner/operator of the multi-family complex. In addition, we have agreed, in our discretion, to fund certain capital expenditures and operating cash flow shortfalls at this property. We do not believe that this type of off-balance sheet arrangement has been or will be material to our liquidity and capital resource positions, except to the extent we determine to continue to fund the capital expenditures required by, and the operating cash flow shortfalls at, this property. See Note 7 to our consolidated financial statements for additional information regarding this arrangement.

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

The tables below provide a reconciliation of net income and net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
GAAP net income attributable to One Liberty Properties, Inc.	$8,431	$9,553	$12,586	$14,708
Add: depreciation and amortization of properties	6,610	5,770	12,945	11,602
Add: our share of depreciation and amortization of unconsolidated joint ventures	7	5	13	11
Add: impairment loss	—	1,086	—	1,086
Add: amortization of deferred leasing costs	217	195	427	384
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	1	—	2	1
Deduct: gain on sale of real estate, net	(6,531)	(7,448)	(7,641)	(9,232)
Adjustments for non-controlling interests	960	85	936	245
NAREIT funds from operations applicable to common stock	9,695	9,246	19,268	18,805
Deduct: straight-line rent accruals and amortization of lease intangibles	(604)	(509)	(1,258)	(1,169)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(7)	(2)	(30)	(3)
Deduct: lease termination fees	(66)	—	(66)	(250)
Deduct: other income and income on settlement of litigation	(27)	(27)	(55)	(55)
Add: amortization of restricted stock and RSU compensation	1,296	1,167	2,642	2,439
Add: amortization and write-off of deferred financing costs	277	290	510	516
Add: amortization of lease incentives	30	30	60	60
Add: amortization of mortgage intangible assets	34	34	69	69
Adjustments for non-controlling interests	(7)	—	(9)	27
Adjusted funds from operations applicable to common stock	$10,621	$10,229	$21,131	$20,439

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
GAAP net income attributable to One Liberty Properties, Inc.	$.39	$.45	$.57	$.68
Add: depreciation and amortization of properties	.31	.27	.61	.55
Add: our share of depreciation and amortization of unconsolidated joint ventures	—	—	—	—
Add: impairment loss	—	.05	—	.05
Add: amortization of deferred leasing costs	.01	.01	.02	.02
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—	—	—
Deduct: gain on sale of real estate, net	(.30)	(.35)	(.35)	(.43)
Adjustments for non-controlling interests	.04	—	.04	.01
NAREIT funds from operations per share of common stock (a)	.45	.43	.89	.88
Deduct: straight-line rent accruals and amortization of lease intangibles	(.03)	(.01)	(.06)	(.05)
Deduct: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—	—	—
Deduct: lease termination fees	—	—	—	(.01)
Deduct: other income and income on settlement of litigation	—	—	—	—
Add: amortization of restricted stock and RSU compensation	.06	.05	.12	.11
Add: amortization and write-off of deferred financing costs	.01	.01	.02	.02
Add: amortization of lease incentives	—	—	—	—
Add: amortization of mortgage intangible assets	—	—	—	—
Adjustments for non-controlling interests	—	—	—	—
Adjusted funds from operations per share of common stock (a)	$.49	$.48	$.97	$.95
(a)	The weighted average number of diluted common shares used to compute FFO and AFFO applicable to common stock includes unvested restricted shares that are excluded from the computation of diluted EPS.

Three months ended June 30, 2025 and 2024

The $449,000, or 4.9%, increase in FFO for the three months ended June 30, 2025 from the corresponding 2024 period is due primarily to a $2.7 million increase in rental income, net.

Offsetting the increase is a:

●	$1.1 million increase in interest expense,
●	$915,000 increase in real estate operating expenses,
●	$162,000 increase in general and administrative expenses, and
●	$138,000 decrease in other income.

The $392,000, or 3.8%, increase in AFFO for the three months ended June 30, 2025 from the corresponding 2024 period is due primarily to the factors impacting FFO as described immediately above.

See “—Results of Operations” for further information regarding these changes.

Six months ended June 30, 2025 and 2024

The $463,000, or 2.5%, increase in FFO for the six months ended June 30, 2025 from the corresponding 2024 period is due primarily to a:

●	$4.4 million increase in rental income, net, and
●	$137,000 decrease in state tax expense.

Offsetting the increase is a:

●	$1.8 million increase in interest expense,
●	$1.5 million increase in real estate operating expenses,
●	$409,000 increase in general and administrative expenses,
●	$217,000 decrease in other income, and
●	$184,000 decrease in lease termination fee income.

The $692,000, or 3.4%, increase in AFFO for the six months ended June 30, 2025 from the corresponding 2024 period is primarily due to the factors impacting FFO as described immediately above, other than the $184,000 decrease in lease termination fee income.

See “—Results of Operations” for further information regarding these changes.

Diluted per share net income, FFO and AFFO were impacted negatively in the three and six months ended June 30, 2025 compared to the corresponding quarter in the prior year by an average increase of approximately 292,000 and 323,000, respectively, in the weighted average number of shares of common stock outstanding as a result of stock issuances in connection with the equity incentive and dividend reinvestment programs.

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

We use interest rate swaps to limit interest rate risk on substantially all variable rate mortgages. These swaps are used for hedging purposes - not for speculation. We do not enter into interest rate swaps for trading purposes. At June 30, 2025, we had no liability in the event of the early termination of our swaps.

At June 30, 2025, we had four interest rate swap agreements outstanding. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of June 30, 2025, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and the net unrealized gain on derivative instruments would have increased by $28,000. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and the net unrealized gain on derivative instruments would have decreased by $28,000. These changes would not have any impact on our net income or cash.

Our variable mortgage debt, after giving effect to the interest rate swap agreements, primarily bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the interest expense we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes. Based on the $6.8 million outstanding balance under this facility at June 30, 2025, a 100 basis point increase of the interest rate would increase our related interest costs over the next twelve months by approximately $68,000 and a 100 basis point decrease of the interest rate would decrease our related interest costs over the next twelve months by approximately $68,000.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

Disclosure of 10b5-1 Plans

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended June 30, 2025.

Equity Incentive Program Activity

On June 27, 2025, we awarded an aggregate of 91,075 shares subject to restricted stock units (“RSUs”), and related dividend equivalent rights. Generally, the awards vest in 2028 subject to satisfaction of, among other things, market and performance conditions similar to the conditions applicable to the RSUs granted in 2024 and 2023.

On August 5, 2025, we determined that the performance and market conditions with respect to the vesting of 36,704 of the 85,350 RSUs awarded in 2022 had been met as of June 30, 2025, and authorized the issuance of 36,704 shares of common stock. We anticipate paying the holders of the RSUs an aggregate of approximately $198,000 with respect to the dividend equivalent rights with respect to the vested shares.

Impact of the One Big Beautiful Bill Act on the Company and its Stockholders

The discussion under " Federal Income Tax Considerations" in our prospectus dated September 1, 2023, as the same may have been amended or supplemented form time-to-time (the “Prospectus”), is hereby modified to reflect legislation commonly referred to as the One Big Beautiful Bill Act. Capitalized terms used in this section without being defined herein shall have the meanings ascribed to them by the Prospectus.

Enactment of the One Big Beautiful Bill Act: On July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law. Among other changes, the OBBBA included a number of changes to the Code that affect the U.S. federal income tax laws applicable to REITs and their security holders. The most significant of those changes are described below. Prospective investors should consult their tax advisors regarding the effects of the OBBBA on their investment.

REIT Asset Tests: The OBBBA increases the ownership limit applicable to TRSs for taxable years ending after December 31, 2025. For taxable years ending after December 31, 2017 through December 31, 2025, not more than 20% of the value of our total assets may be represented by securities of one or more TRSs. For taxable years ending after December 31, 2025, not more than 25% of the value of our total assets may be represented by securities of one or more TRSs.

Pass-Through Business Income Tax Rate Lowered through Deduction: The OBBBA permanently extends the provisions allowing individuals and some trusts and estates to deduct up to 20% of “qualified REIT dividends,” which are REIT dividends other than capital gain dividends, dividends designated as eligible for capital gain tax rates and certain other income items discussed under “Impact of the Tax Cuts and Jobs Act on the Company and its Stockholders-Pass-Through Business Income Tax Rate Lowered through Deduction.”

Limitations on Interest Deductibility: The OBBBA eases the limitation on the deduction for net interest expense discussed under “Impact of the Tax Cuts and Jobs Act on the Company and its Stockholders-Limitations on Interest Deductibility,” by modifying the definition of “adjusted taxable income” which is one of the limitations on the deduction. For taxable years beginning after December 21, 2025, adjusted taxable income will again be calculated before any deductions for depreciation, amortization, and depletion.

Revised Individual Tax Rates and Deductions: The OBBBA permanently extends the individual income tax changes discussed under “Impact of the Tax Cuts and Jobs Act on the Company and its Stockholders-Revised Individual Tax rates and Deduction.”

The changes made by the OBBBA are complex and we cannot predict the long-term impact of the OBBBA, other new U.S. federal tax laws, and whether, when and how the OBBBA and other new U.S. federal tax laws will be affected by any administrative and judicial interpretations. Stockholders and prospective investors should consult their tax advisors regarding the effects of the OBBBA on their investment.

Item 6.  Exhibits

Exhibit No.	Title of Exhibit
10.1*	Form of Performance Award Agreement for grants in 2025 pursuant to the 2025 Incentive Plan.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements and notes from the One Liberty Properties, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 filed on August 6, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

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

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: August 6, 2025	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: August 6, 2025	/s/ Isaac Kalish
Isaac Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)