Form 10-Q
period 2025-09-30
ONE LIBERTY PROPERTIES INC
filed 2025-11-06
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 21,645,162 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	September 30,	December 31,
	2025	2024
ASSETS	(Unaudited)
Real estate investments, at cost
Land	$144,984	$165,708
Buildings and improvements	764,308	695,044
Total real estate investments, at cost	909,292	860,752
Less accumulated depreciation	193,810	188,447
Real estate investments, net	715,482	672,305

Properties held-for-sale	17,229	—
Investment in unconsolidated joint ventures	203	2,101
Cash and cash equivalents	18,800	42,315
Unbilled rent receivable	16,861	16,988
Unamortized intangible lease assets, net	19,520	13,649
Escrow, deposits and other assets and receivables	14,210	19,596
Total assets(1)	$802,305	$766,954
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net (see Note 8)	$458,671	$420,555
Line of credit	—	—
Dividends payable	10,126	10,049
Accrued expenses and other liabilities	15,893	16,023
Unamortized intangible lease liabilities, net	11,843	11,752
Total liabilities(1)	496,533	458,379

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 50,000 shares authorized; 20,898 and 20,698 shares issued and outstanding	20,898	20,698
Paid-in capital	339,935	335,539
Accumulated other comprehensive income	45	208
Distributions in excess of net income	(55,302)	(49,020)
Total One Liberty Properties, Inc. stockholders’ equity	305,576	307,425
Non-controlling interests in consolidated joint ventures(1)	196	1,150
Total equity	305,772	308,575
Total liabilities and equity	$802,305	$766,954
(1)	The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 7. The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $3,815 and $9,198 of land, $6,406 and $15,599 of building and improvements, net of $3,141 and $6,516 of accumulated depreciation, $715 and $2,767 of other assets included in other line items, $7,225 and $13,295 of real estate debt, net, $109 and $966 of other liabilities included in other line items and $196 and $1,150 of non-controlling interests as of September 30, 2025 and December 31, 2024, respectively.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Rental income, net	$23,771	$22,211	$72,420	$66,457
Lease termination fees	—	—	66	250
Total revenues	23,771	22,211	72,486	66,707

Operating expenses:
Depreciation and amortization	6,698	6,133	20,070	18,119
Real estate expenses (see Note 9 for related party information)	4,824	4,231	14,753	12,677
General and administrative (see Note 9 for related party information)	4,128	3,886	12,236	11,585
Impairment loss	1,300	—	1,300	1,086
State tax expense	29	74	2	184
Total operating expenses	16,979	14,324	48,361	43,651

Other operating income
Gain on sale of real estate, net	9,071	2,115	16,712	11,347
Operating income	15,863	10,002	40,837	34,403

Other income and expenses:
Equity in earnings (loss) of unconsolidated joint ventures	24	(9)	100	87
Equity in earnings from sale of unconsolidated joint venture properties	991	—	991	—
Other income	85	353	411	896
Interest:
Expense	(5,617)	(4,932)	(16,896)	(14,399)
Amortization and write-off of deferred financing costs	(241)	(225)	(751)	(741)

Net income	11,105	5,189	24,692	20,246
Net income attributable to non-controlling interests	(627)	(12)	(1,628)	(361)
Net income attributable to One Liberty Properties, Inc.	$10,478	$5,177	$23,064	$19,885

Weighted average number of common shares outstanding:
Basic	20,883	20,635	20,852	20,578
Diluted	20,946	20,753	20,916	20,677

Earnings per common share attributable to common stockholders:
Basic	$.48	$.24	$1.06	$.92
Diluted	$.48	$.23	$1.05	$.91

Cash distributions per share of common stock	$.45	$.45	$1.35	$1.35

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$11,105	$5,189	$24,692	$20,246

Other comprehensive income
Net unrealized loss on derivative instruments	(27)	(296)	(163)	(573)
Comprehensive income	11,078	4,893	24,529	19,673

Net income attributable to non-controlling interests	(627)	(12)	(1,628)	(361)
Comprehensive income attributable to One Liberty Properties, Inc.	$10,451	$4,881	$22,901	$19,312

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited) (Continued on Next Page)

			Accumulated	Accumulated	Non-Controlling
			Other	Distributions	Interests in
	Common	Paid-in	Comprehensive	in Excess of	Consolidated
	Stock	Capital	Income (loss)	Net Income	Joint Ventures	Total
Balances, December 31, 2024	$20,698	$335,539	$208	$(49,020)	$1,150	$308,575
Cash distributions — common stock ($.45 per share)	—	—	—	(9,804)	—	(9,804)
Compensation expense — restricted stock and RSUs	—	1,346	—	—	—	1,346
Shares issued through dividend reinvestment plan	7	180	—	—	—	187
Restricted stock vesting	139	(139)	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	(63)	(63)
Net income	—	—	—	4,155	14	4,169
Other comprehensive loss	—	—	(78)	—	—	(78)
Balances, March 31, 2025	20,844	336,926	130	(54,669)	1,101	304,332
Cash distributions — common stock ($.45 per share)	—	—	—	(9,701)	—	(9,701)
Compensation expense — restricted stock and RSUs	—	1,296	—	—	—	1,296
Shares issued through dividend reinvestment plan	8	181	—	—	—	189
Restricted stock vesting	2	(2)	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	(1,712)	(1,712)
Net income	—	—	—	8,431	987	9,418
Other comprehensive loss	—	—	(58)	—	—	(58)
Balances, June 30, 2025	20,854	338,401	72	(55,939)	376	303,764
Cash distributions — common stock ($.45 per share)	—	—	—	(9,841)	—	(9,841)
Compensation expense — restricted stock and RSUs	—	1,399	—	—	—	1,399
Shares issued through dividend reinvestment plan	7	172	—	—	—	179
Restricted stock unit vesting	37	(37)	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	(807)	(807)
Net income	—	—	—	10,478	627	11,105
Other comprehensive loss	—	—	(27)	—	—	(27)
Balances, September 30, 2025	$20,898	$339,935	$45	$(55,302)	$196	$305,772

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited) (Continued)

			Accumulated	Accumulated	Non-Controlling
			Other	Distributions	Interests in
	Common	Paid-in	Comprehensive	in Excess of	Consolidated
	Stock	Capital	Income (loss)	Net Income	Joint Ventures	Total
Balances, December 31, 2023	$20,323	$326,379	$844	$(40,843)	$1,042	$307,745
Cash distributions — common stock ($.45 per share)	—	—	—	(9,642)	—	(9,642)
Compensation expense — restricted stock and RSUs	—	1,272	—	—	—	1,272
Shares issued through dividend reinvestment plan	66	1,369	—	—	—	1,435
Restricted stock vesting	137	(137)	—	—	—	—
Contributions to non-controlling interests	—	—	—	—	43	43
Distributions to non-controlling interests	—	—	—	—	(94)	(94)
Net income	—	—	—	5,155	225	5,380
Other comprehensive loss	—	—	(89)	—	—	(89)
Balances, March 31, 2024	20,526	328,883	755	(45,330)	1,216	306,050
Cash distributions — common stock ($.45 per share)	—	—	—	(9,534)	—	(9,534)
Compensation expense — restricted stock and RSUs	—	1,167	—	—	—	1,167
Shares issued through dividend reinvestment plan	67	1,396	—	—	—	1,463
Distributions to non-controlling interests	—	—	—	—	(202)	(202)
Net income	—	—	—	9,553	124	9,677
Other comprehensive loss	—	—	(188)	—	—	(188)
Balances, June 30, 2024	20,593	331,446	567	(45,311)	1,138	308,433
Cash Distributions – common stock ($.45 per share)	—	—	—	(9,696)	—	(9,696)
Compensation expense – restricted stock and RSUs	—	1,248	—	—	—	1,248
Shares issued through dividend reinvestment plan	21	428	—	—	—	449
Restricted stock unit vesting	39	(39)	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	(7)	(7)
Net income	—	—	—	5,177	12	5,189
Other comprehensive loss	—	—	(296)	—	—	(296)
Balances, September 30, 2024	$20,653	$333,083	$271	$(49,830)	$1,143	$305,320

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued on Next Page)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$24,692	$20,246
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(16,712)	(11,347)
Impairment loss	1,300	1,086
Increase in net amortization of unbilled rental income	(1,148)	(1,066)
Amortization and write-off of intangibles relating to leases, net	(761)	(940)
Amortization of restricted stock and RSU compensation expense	4,041	3,687
Equity in earnings of unconsolidated joint ventures	(100)	(87)
Equity in earnings from sale of unconsolidated joint venture properties	(991)	—
Distributions of earnings from unconsolidated joint ventures	1,444	100
Depreciation and amortization	20,070	18,119
Amortization and write-off of deferred financing costs	751	741
Payment of leasing commissions	(382)	(446)
Increase in escrow, deposits, other assets and receivables	(28)	(1,061)
Increase (decrease) in accrued expenses and other liabilities	921	(1,541)
Net cash provided by operating activities	33,097	27,491

Cash flows from investing activities:
Purchase of real estate	(112,925)	(44,877)
Improvements to real estate	(3,023)	(2,239)
Investments in ground leased property	(94)	(44)
Net proceeds from sale of real estate	47,395	37,434
Net proceeds from repayment of loan receivable	1,816	—
Distributions of capital from unconsolidated joint ventures	1,546	—
Net cash used in investing activities	(65,285)	(9,726)

Cash flows from financing activities:
Proceeds from mortgage financings	66,121	68,138
Repayments of mortgage financings	(19,741)	(51,136)
Scheduled amortization payments of mortgages payable	(8,255)	(9,043)
Proceeds from bank line of credit	20,800	—
Repayments on bank line of credit	(20,800)	—
Issuance of shares through dividend reinvestment plan	555	3,347
Payment of financing costs	(726)	(872)
Capital contribution from non-controlling interest	—	43
Distributions to non-controlling interests	(2,582)	(303)
Cash distributions to common stockholders	(29,269)	(28,839)
Net cash provided by (used in) financing activities	6,103	(18,665)

Net decrease in cash, cash equivalents and restricted cash	(26,085)	(900)
Cash, cash equivalents and restricted cash at beginning of year	45,481	29,592
Cash, cash equivalents and restricted cash at end of period	$19,396	$28,692

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$16,497	$14,324
Supplemental disclosure of non-cash investing activity:
Purchase accounting allocation - intangible lease assets	$9,781	$3,726
Purchase accounting allocation - intangible lease liabilities	(1,155)	(3,561)

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	Nine Months Ended
	September 30,
	2025	2024
Cash and cash equivalents	$18,800	$25,684
Restricted cash included in escrow, deposits and other assets and receivables	596	3,008
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$19,396	$28,692

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2025

NOTE 1 – ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a portfolio consisting primarily of industrial properties. As of September 30, 2025, OLP owns 98 properties, including one property owned by a consolidated joint venture. The 98 properties are located in 30 states.

NOTE 2 – SUMMARY ACCOUNTING POLICIES

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2024.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The consolidated financial statements include the accounts and operations of OLP, its wholly-owned subsidiaries, its joint venture in which the Company, as defined, has a controlling interest, and variable interest entities (“VIEs”) of which the Company is the primary beneficiary. OLP and its consolidated subsidiaries are referred to herein as the “Company”. Material intercompany items and transactions have been eliminated in consolidation.

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

SEPTEMBER 30, 2025 (CONTINUED)

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

The Company reviews on a quarterly basis its investments in unconsolidated joint ventures for other-than-temporary losses in investment value. Any decline that is not expected to be recovered based on the underlying assets of the investment is considered other than temporary and an impairment charge is recorded as a reduction in the carrying value of the investment. During the three and nine months ended September 30, 2025 and 2024, there were no such other-than-temporary impairment charges related to the Company’s investments in unconsolidated joint ventures.

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

SEPTEMBER 30, 2025 (CONTINUED)

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

The components of lease revenues are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Fixed lease revenues	$19,555	$18,638	$59,177	$55,230
Variable lease revenues	3,984	3,298	12,482	10,287
Lease revenues (a)	$23,539	$21,936	$71,659	$65,517
(a)	Excludes amortization related to lease intangible assets and liabilities of $232 and $761 for the three and nine months ended September 30, 2025, respectively, and $275 and $940 for the three and nine months ended September 30, 2024, respectively.

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

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due by, among other things, reviewing the tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. As of September 30, 2025, the Company has assessed the collectability of all recorded lease revenues as probable.

Minimum Future Rents

As of September 30, 2025, the minimum future contractual rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual rents do not include (i) straight-line rent or amortization of lease intangibles or incentives and (ii) variable lease payments as described above.

From October 1 – December 31, 2025	$19,218
For the year ending December 31,
2026	77,265
2027	70,526
2028	58,598
2029	47,724
2030	37,558
Thereafter	79,489
Total	$390,378

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2025 (CONTINUED)

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

In March 2024, a consolidated joint venture in Lakewood, Colorado, in which the Company held a 90% interest, recognized a lease termination fee of $250,000 from a tenant due to the early termination of its lease in connection with the sale of the related restaurant parcel (see Note 5).

Lessee Accounting

Ground Lease

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The ground lease expires March 3, 2030 and provides for up to three, five-year renewal options and one seven-month renewal option. As of September 30, 2025, the remaining lease term is 4.4 years. The Company recognized lease expense related to this ground lease of $122,000 and $366,000 for both the three and nine months ended September 30, 2025 and 2024, respectively, which is included in Real estate expenses on the consolidated statements of income.

Office Lease

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires December 31, 2031 and provides for a five-year renewal option. As of September 30, 2025, the remaining lease term, including the renewal option deemed exercised, is 11.3 years. The Company recognized lease expense related to this office lease of $14,000 and $42,000 for both the three and nine months ended September 30, 2025 and 2024, respectively, which is included in General and administrative expenses on the consolidated statements of income.

Minimum Future Lease Payments

As of September 30, 2025, the minimum future lease payments related to these operating leases are as follows (amounts in thousands):

From October 1 – December 31, 2025	$156
For the year ending December 31,
2026	627
2027	629
2028	630
2029	692
2030	180
Thereafter	357
Total undiscounted cash flows	$3,271
Present value discount	(574)
Lease liability	$2,697

The lease liability is included in Accrued expenses and other liabilities on the consolidated balance sheet.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2025 (CONTINUED)

NOTE 4 – REAL ESTATE ACQUISITIONS

The following tables detail the Company’s real estate asset acquisitions and purchase price allocations during the nine months ended September 30, 2025 (amounts in thousands):

		Contract		Capitalized
		Purchase		Transaction
Description of Industrial Property	Date Acquired	Price	Terms of Payment	Costs
Multi-tenant (2 properties)
Theodore, Alabama	January 16, 2025	$49,000	Cash and $29,000 mortgage (a)	$197
Amazon.com Services, LLC
Wichita, Kansas	February 6, 2025	13,300	Cash and $7,500 mortgage (b)	230
Multi-tenant
Council Bluffs, Iowa	March 14, 2025	26,000	Cash and $15,600 mortgage (c)	111
Charter Next Generation, Inc.
Blythewood, South Carolina	August 27, 2025	24,000	Cash and $14,000 mortgage (d)	87
Totals for the nine months ended September 30, 2025		$112,300		$625

(a)	Simultaneously with the acquisition of these properties, the Company obtained new mortgage debt of $29,000 encumbering both properties, bearing an interest rate of 6.12% and maturing in 2035.
(b)	Simultaneously with the acquisition of this property, the Company obtained new mortgage debt of $7,500 bearing an interest rate of 6.09% and maturing in 2030.
(c)	Simultaneously with the acquisition of this property, the Company obtained new mortgage debt of $15,600 bearing an interest rate of 6.42% and maturing in 2035.

(d)	Simultaneously with the acquisition of this property, the Company obtained new mortgage debt of $14,000 bearing an interest rate of 5.77% and maturing in 2030.

						Rate (a)
		Building &	Intangible Lease			Market
Description of Industrial Property	Land	Improvements	Asset	Liability	Total	Cap	Discount
Multi-tenant (2 properties)
Theodore, Alabama	$610	$45,790	$3,847	$(1,050)	$49,197	6.25%	7.20%
Amazon.com Services, LLC
Wichita, Kansas	1,129	10,730	1,685	(14)	13,530	7.00%	7.32%
Multi-tenant
Council Bluffs, Iowa	5,722	18,124	2,356	(91)	26,111	7.00%	7.32%
Charter Next Generation, Inc.
Blythewood, South Carolina	1,226	20,968	1,893	—	24,087	6.00%	7.75%
Totals for the nine months ended September 30, 2025	$8,687	$95,612	$9,781	$(1,155)	$112,925
(a)	The fair value of the tangible assets and lease-related intangibles were assessed as of the acquisition date using an income approach and estimated cash flow projections which utilize an appropriate market capitalization rate and discount rate which are categorized as Level 3 unobservable inputs in the fair value hierarchy (as defined in Note 12).

Acquisition subsequent to September 30, 2025

On October 30, 2025, the Company acquired a 199,919 square foot, single-tenant industrial property located in Oakdale, Minnesota for $23,000,000, including new mortgage debt of $13,800,000 bearing an interest rate of 5.10% (interest only) and maturing in 2030.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2025 (CONTINUED)

NOTE 5 – SALES OF PROPERTIES, PROPERTIES HELD-FOR-SALE AND IMPAIRMENT LOSS

Sales of Properties

The following table details the Company’s sales of real estate during the nine months ended September 30, 2025 and 2024 (amounts in thousands):

			Gross		(Loss) Gain on Sale
Description of Property	City, State	Date Sold	Sales Price		of Real Estate, Net
Land and improvements (a)	Lakewood, Colorado	January 16, 2025	$400		$(44)	(a)
Hooters restaurant property	Concord, North Carolina	January 21, 2025	3,253		1,154
Multi-tenant retail stores (b)	Lakewood, Colorado	June 23, 2025	17,900		3,276	(b)
Total Wine retail property	Greensboro, North Carolina	June 25, 2025	4,709		2,232
La-Z-Boy retail property	Gurnee, Illinois	June 27, 2025	4,368		1,023
Land parcel (c)	Lakewood, Colorado	July 15, 2025	3,457		2,849	(c)
Office Depot retail property	Eugene, Oregon	August 1, 2025	6,000		2,497
Blue Pearl Veterinary hospital	Newark, Delaware	September 8, 2025	6,774		3,236
Vacant retail property	Bolingbrook, Illinois	September 25, 2025	2,600		489
Totals for the nine months ended September 30, 2025			$49,461	(d)	$16,712	(e)

Hacienda Colorado restaurant parcel (f)	Lakewood, Colorado	March 6, 2024	$2,900	(f)	$1,784	(f)
Applebee's restaurant property	Kennesaw, Georgia	May 6, 2024	2,834		964
FedEx industrial property	Miamisburg, Ohio	May 9, 2024	2,793		1,507
Havertys retail property	Wichita, Kansas	June 6, 2024	6,600		1,884
Urban Outfitters retail property	Lawrence, Kansas	June 7, 2024	1,300		43
Walgreens retail property (g)	Cape Girardeau, Missouri	June 10, 2024	2,793		978	(g)
Vacant retail property	Kennesaw, Georgia	June 28, 2024	6,700		2,072
Vacant health and fitness property	Hamilton, Ohio	August 15, 2024	4,350		17	(h)
Vacant industrial property	Wauconda, Illinois	August 29, 2024	4,425		1,177
Hobby Lobby retail property	Woodbury, Minnesota	September 16, 2024	4,750		921
Totals for the nine months ended September 30, 2024			$39,445	(i)	$11,347	(j)
(a)	A consolidated joint venture, in which the Company held a 90% interest (the “Colorado JV”), sold a land parcel and the related parking lot improvements which was part of the Hacienda Colorado restaurant parcel sold in March 2024 (see note (f) below). The non-controlling interest’s share of the loss was $4.
(b)	The Colorado JV sold its multi-tenant, in-line retail stores that were part of the shopping center at this property. The non-controlling interest’s share of the gain was $972.
(c)	The Colorado JV sold the last remaining land parcel at this property. The non-controlling interest’s share of the gain was $641.
(d)	In connection with these sales, the Company paid off mortgages in an aggregate of $6,773.
(e)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $1,125 of unbilled rent receivables, $67 of net unamortized intangible lease assets and liabilities and $703 of other assets and receivables.
(f)	The Colorado JV sold a restaurant parcel which was part of the multi-tenant shopping center. The non-controlling interest’s share of the gain was $178.
(g)	This property was owned by a consolidated joint venture in which the Company held a 95% interest. The non-controlling interest’s share of the gain was $105.
(h)	See discussion below regarding a $1,086 impairment loss recognized at this property in connection with the sale.
(i)	In connection with these sales, the Company paid off mortgages in an aggregate of $10,714.
(j)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $285 of unbilled rent receivables, $64 of net unamortized intangible lease assets and liabilities and $108 of other assets and receivables.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2025 (CONTINUED)

NOTE 5 – SALES OF PROPERTIES, PROPERTIES HELD-FOR-SALE AND IMPAIRMENT LOSS (CONTINUED)

Properties Held-for-Sale and Impairment Loss

On September 9, 2025, the Company entered into a contract to sell a retail property located in Port Clinton, Ohio for $1,330,000. The buyer’s right to terminate the contract without penalty expired on September 29, 2025. At September 30, 2025, the Company classified the $1,029,000 net book value of the property’s land, building, improvements and the unamortized balances of unbilled rent receivable and intangible lease assets as Properties held-for-sale in the accompanying consolidated balance sheet. It is anticipated that the (i) property will be sold during the fourth quarter of 2025 and (ii) sale will result in a gain of approximately $200,000, which will be recognized as Gain on sale of real estate, net, in the consolidated statement of income for the year-ending December 31, 2025.

On September 10, 2025, the Company and its ground lease tenant entered into a contract to sell the entire collective interest in The Vue Apartments, a multi-family property located in Beachwood, Ohio (see Note 7). At September 30, 2025, the Company re-measured the property’s net book value to its fair value based on the estimated net sales price (which was determined to be a Level 3 unobservable input in the fair value hierarchy, as discussed in Note 12). As a result, the Company recognized a $1,300,000 impairment loss on the consolidated statements of income for the three and nine months ended September 30, 2025. As the buyer’s right to terminate the contract without penalty expired on September 10, 2025, the Company classified the $16,200,000 adjusted net book value of the land as Properties held-for-sale in the accompanying consolidated balance sheet. The property was sold on November 4, 2025. See Note 15 regarding the settlement of a litigation in connection with this property.

The Company recognized a $1,086,000 impairment loss on the consolidated statements of income for the nine months ended September 30, 2024 as it re-measured the net book value of a former property located in Hamilton, Ohio to its fair value. The Company determined the fair value based on an executed contract of sale for the property which was determined to be a Level 3 unobservable input in the fair value hierarchy (as discussed in Note 12). This property was subsequently sold in August 2024.

NOTE 6 – INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

On August 26, 2025, the Company and its joint venture partners sold the last two remaining unconsolidated joint venture properties in Savannah, Georgia for an aggregate of $4,614,000, net of closing costs. The Company’s 50% share of the gain from these sales was $991,000, which is recorded as Equity in earnings from sale of unconsolidated joint venture properties on the consolidated statements of income for the three and nine months ended September 30, 2025.

As of September 30, 2025 and December 31, 2024, the Company’s equity investment in these ventures totaled $203,000 and $2,101,000, respectively. The Company recorded equity in earnings of $24,000 and $100,000 for the three and nine months ended September 30, 2025, respectively, and equity in loss and earnings of $9,000 and $87,000 for the three and nine months ended September 30, 2024, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2025 (CONTINUED)

NOTE 7 – VARIABLE INTEREST ENTITIES, CONSOLIDATED JOINT VENTURES AND CONTINGENT LIABILITY

Variable Interest Entity – Consolidated Joint Ventures

As of September 30, 2025, the Company has one consolidated joint venture in which it holds a 95% interest. The Company has determined that (a) this joint venture is a VIE because the non-controlling interest does not hold substantive kick-out or participating rights and (b) it is the primary beneficiary of this VIE as it has the power to direct the activities that most significantly impact the joint venture’s performance including management, approval of expenditures, and the obligation to absorb the losses or rights to receive benefits. Accordingly, the Company consolidates the operations of this VIE for financial statement purposes. The VIE’s creditors do not have recourse to the assets of the Company other than those held by the joint venture.

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	September 30,	December 31,
	2025	2024 (a)
Land	$3,815	$9,198
Buildings and improvements, net of accumulated depreciation of $3,141 and $6,516, respectively	6,406	15,599
Cash	277	1,063
Unbilled rent receivable	177	881
Unamortized intangible lease assets, net	—	118
Escrow, deposits and other assets and receivables	261	705
Mortgages payable, net of unamortized deferred financing costs of $50 and $71, respectively	7,225	13,295
Accrued expenses and other liabilities	109	751
Unamortized intangible lease liabilities, net	—	215
Non-controlling interests in consolidated joint ventures	196	1,150
(a)	2024 includes the balances of the Colorado JV which was sold during 2025 (see Note 5).

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and, in the event of a sale of, or refinancing of the mortgage encumbering, the property owned by such venture, the distributions to the Company may be less than that implied by the Company’s equity ownership interest in the venture.

Variable Interest Entity – Ground Lease

The Company determined it has a variable interest through its ground lease at its Beachwood, Ohio property (the Vue Apartments) and the owner/operator of this property is a VIE because its equity investment at risk is insufficient to finance its activities without additional subordinated financial support. The Company further determined that it is not the primary beneficiary of this VIE because the Company does not have power over the activities that most significantly impact the owner/operator’s economic performance and therefore, does not consolidate this VIE for financial statement purposes. Accordingly, the Company accounts for this investment as land and the revenues from the ground lease as Rental income, net. The ground lease provides for rent which can be deferred and paid based on the operating performance of the property; therefore, this rent is recognized as rental income when the operating performance is achieved and the rent is received. No such ground lease rental income has been collected since October 2020. On November 4, 2025, the Company and its ground lease tenant sold the entire collective interest in this multi-family property (see Note 5).

As of September 30, 2025, the VIE’s maximum exposure to loss was $16,200,000 (after giving affect to an impairment (see Note 5)), which represented the carrying amount of the land. In purchasing the property in 2016, the owner/operator obtained a $67,444,000 mortgage from a third party which, together with the Company’s purchase of the land, provided substantially all of the funds to acquire the multi-family property. The Company provided its land as collateral for the owner/operator’s mortgage loan; accordingly, the land position is subordinated to the mortgage. The mortgage balance was $61,268,000 as of September 30, 2025. Pursuant to the ground lease, as amended, the Company agreed, in its discretion, to fund 78% of (i) any operating expense shortfalls at the property and (ii) any capital expenditures required at the property. The Company funded $32,000 and $94,000 during the three and nine months ended September 30, 2025, respectively, and $100,000 during the year ended December 31, 2024. These amounts are included as part of the carrying amount of the land.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2025 (CONTINUED)

NOTE 8 – DEBT OBLIGATIONS

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	September 30,	December 31,
	2025	2024
Mortgages payable, gross	$463,103	$424,978
Unamortized deferred financing costs	(3,868)	(3,756)
Unamortized mortgage intangible assets	(564)	(667)
Mortgages payable, net	$458,671	$420,555

The following table sets forth, as of September 30, 2025, scheduled principal repayments with respect to the Company’s mortgage debt (amounts in thousands):

	For the Three
	Months Ending	For the Years Ending
	December 31,	December 31,
	2025	2026	2027	2028	2029	Thereafter	Total
Amortization payments	$2,772	$10,912	$9,866	$9,215	$7,136	$30,609	$70,510
Principal due at maturity	3,721	18,461	38,525	30,155	79,386	222,345	392,593
Total	$6,493	$29,373	$48,391	$39,370	$86,522	$252,954	$463,103

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

The facility, which matures December 31, 2026, provides for an interest rate equal to 30-day SOFR plus an applicable margin ranging from 175 basis points to 275 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility. The applicable margin was 175 basis points at September 30, 2025 and 2024. An unused facility fee of 0.25% per annum applies to the facility. The weighted average interest rate was approximately 6.07% for the nine months ended September 30, 2025. The Company had no balance outstanding on the facility and was in compliance with all covenants at each of September 30, 2025 and 2024.

At September 30, 2025 and October 31, 2025, $100,000,000 was available to be borrowed under the facility, including an aggregate of up to $40,000,000 available for renovation and operating expense purposes at such dates. At October 31, 2025, there was no amount outstanding on the facility and the interest rate was 5.88%.

At September 30, 2025 and December 31, 2024, the Company had unamortized deferred financing costs of $229,000 and $366,000, respectively, which are included in Escrow, deposits and other assets and receivables on the consolidated balance sheets.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2025 (CONTINUED)

NOTE 9 – RELATED PARTY TRANSACTIONS

Compensation and Services Agreement

Pursuant to the compensation and services agreement with Majestic Property Management LLC (“Majestic”), Majestic provides the Company with certain (i) executive, administrative, legal, accounting, clerical, property management, property acquisition, consulting (i.e., sale, leasing, brokerage, and mortgage financing), and construction supervisory services (collectively, the “Services”) and (ii) facilities and other resources. Majestic provides compensation to several of the Company’s executive officers and is indirectly owned by, among others, Matthew J. Gould, the Company’s chairman, and Jeffrey A. Gould, a director and senior vice president of the Company.

In consideration for the Services, the Company paid Majestic $925,000 and $2,719,000 for the three and nine months ended September 30, 2025, respectively, and $826,000 and $2,483,000 for the three and nine months ended September 30, 2024, respectively. Included in these amounts are fees for property management services of $428,000 and $1,225,000 for the three and nine months ended September 30, 2025, respectively, and $356,000 and $1,074,000 for the three and nine months ended September 30, 2024, respectively. The amounts paid for property management services are based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic for property management services with respect to properties managed by third parties. The Company also paid Majestic, pursuant to the compensation and services agreement, $87,000 and $262,000 for the three and nine months ended September 30, 2025, respectively, and $84,000 and $252,000 for the three and nine months ended September 30, 2024, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies.

Executive officers and others providing services to the Company under the compensation and services agreement were awarded shares of restricted stock and restricted stock units (“RSUs”) under the Company’s stock incentive plans (described in Note 10). The related expense charged to the Company’s operations was $683,000 and $1,962,000 for the three and nine months ended September 30, 2025, respectively, and $601,000 and $1,784,000 for the three and nine months ended September 30, 2024, respectively.

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

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party, and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties. Amounts reimbursed to Gould Investors were $3,042,000 during the three and nine months ended September 30, 2025 and $1,150,000 during the three and nine months ended September 30, 2024. Included in Real estate expenses on the consolidated statements of income is insurance expense of $1,006,000 and $1,469,000 for the three and nine months ended September 30, 2025, respectively, and $382,000 and $849,000 for the three and nine months ended September 30, 2024, respectively, of amounts reimbursed to Gould Investors in prior periods. The balance of amounts reimbursed to Gould Investors represents prepaid insurance and is included in Escrow, deposits and other assets and receivables on the consolidated balance sheets.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2025 (CONTINUED)

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock Dividend

On September 10, 2025, the Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company’s common stock, totaling approximately $9,737,000. The quarterly dividend was paid on October 6, 2025 to stockholders of record at the close of business on September 24, 2025.

Dividend Reinvestment Plan

The Company’s Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price (as such price is calculated pursuant to the DRP). The discount is currently being offered at 3%. Under the DRP, the Company issued approximately 7,000 and 22,000 shares of common stock during the three and nine months ended September 30, 2025, respectively, and approximately 21,000 and 154,000 shares of common stock during the three and nine months ended September 30, 2024, respectively.

Stock Repurchase Program

The Board of Directors authorized a repurchase program pursuant to which the Company can repurchase shares of its common stock in open-market, through privately negotiated transactions or otherwise. No shares were repurchased by the Company during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, the Company is authorized to repurchase approximately $8,082,000 of shares of common stock.

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

The following details the shares subject to awards that are outstanding under the Plans as of September 30, 2025:

	Restricted Stock	RSUs	Totals
2025 Incentive Plan	—	91,075	91,075
2022 Incentive Plan (a)	451,970	172,000	623,970
2019 Incentive Plan (a)	286,725	—	286,725
Totals	738,695	263,075	1,001,770
(a)	No additional awards may be granted under such plans.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2025 (CONTINUED)

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

RSUs

The following table reflects the activities involving RSUs:

	2025 Grant	(a)	2024 Grant		2023 Grant		2022 Grant		2021 Grant
RSUs granted (b)	91,075		88,250		85,250		85,350		80,700
RSUs vested	—		—		—		36,704	(c)	39,811	(d)
RSUs forfeited	—		750	(e)	750	(e)	48,646	(f)	40,889	(g)
RSUs outstanding	91,075		87,500		84,500		—		—
Vesting date (h)(i)	6/30/2028		6/30/2027		6/30/2026		6/30/2025		6/30/2024
(a)	For accounting purposes, these shares were granted in July 2025.
(b)	The shares underlying the RSUs are excluded from the shares shown as outstanding on the balance sheet until they have vested and been issued.
(c)	Such shares were issued in August 2025.
(d)	Such shares were issued in August 2024.
(e)	Such shares were forfeited in May 2025 as the recipient did not maintain a relationship with the Company during the applicable three-year performance cycle.
(f)	Of such shares, (i) 46,536 shares were not earned as of September 30, 2025 because the applicable performance and market conditions had not been satisfied and (ii) 2,110 shares were forfeited in 2023 due to the retirement of an executive officer before the completion of the applicable three-year performance cycle.
(g)	Of such shares (i) 39,811 shares were not earned as of September 30, 2024 because the applicable market condition had not been satisfied and (ii) 1,078 shares were forfeited in 2023 due to the retirement of an executive officer before the completion of the applicable three-year performance cycle.
(h)	Generally, the recipient must maintain a relationship with the Company during the applicable three-year performance cycle.
(i)	RSUs vest upon satisfaction of metrics related to average annual total stockholder return (“TSR Metric”) and average annual return on capital (“ROC Metric”; together with the TSR Metric, the “Metrics”) and are issued to the extent the Compensation Committee determines that the Metrics with respect to the vesting of such shares have been satisfied.

The Metrics and other material terms and conditions of the RSUs are as follows:

			Performance Criteria (a)
Year RSU Granted	Metric	Weight	Minimum	Maximum
2022 - 2025 (b)(c)(d)	ROC Metric (e)	50%	Average annual of at least 6.0%	Average annual of at least 8.75%
	TSR Metric (f)	50%	Average annual of at least 6.0%	Average annual of at least 11.0%
(a)	If the Metrics fall between the applicable minimum and maximum performance criteria, a pro-rata portion of such units (as calculated pursuant to the applicable award agreement), as applicable, vest.
(b)	The RSUs are not entitled to voting rights.
(c)	Upon vesting, the holders of such RSUs receive an amount equal to the dividends that would have been paid on the underlying shares had such shares been outstanding during the three-year performance cycle. As of September 30, 2025 and December 31, 2024, the Company accrued an aggregate of $389,000 and $408,000 of dividend equivalents, respectively, for the unvested RSUs based on the number of shares, underlying such RSUs, that would have been issued using performance and market assumptions determined at such dates.
(d)	In August 2025, the Company paid the holders of the 2022 RSU grant an aggregate of approximately $198,000 with respect to the dividend equivalent rights on the vested 36,704 shares.
(e)	The ROC Metrics meet the definition of a performance condition. Fair value is based on the market value on the date of grant. For ROC Awards, the Company does not recognize expense when performance conditions are not expected to be met; such performance assumptions are re-evaluated quarterly.
(f)	The TSR Metrics meet the definition of a market condition. A third-party appraiser prepares a Monte Carlo simulation pricing model to determine the fair value of such awards, which is recognized ratably over the three-year service period. For the 2025 TSR awards, the per unit or share fair value was estimated using the following assumptions: an expected life of three years, a dividend rate of 7.57%, a risk-free interest rate of 3.85% - 4.16% and an expected volatility of 22.44% - 24.54%

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2025 (CONTINUED)

NOTE 10 – STOCKHOLDERS’ EQUITY (CONTINUED)

As of September 30, 2025, based on performance and market assumptions, the fair value of the RSUs granted in 2025, 2024 and 2023 is $1,304,000, $1,484,000, and $1,152,000, respectively. Recognition of such deferred compensation will be charged to General and administrative expense over the respective three-year performance cycles.

The following is a summary of the activity of the Plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Restricted stock:
Number of shares granted	—	—	154,390	151,180
Average per share grant price	$—	$—	$25.52	$21.60
Deferred compensation to be recognized over vesting period	$—	$—	$3,940,000	$3,265,000

Number of non-vested shares:
Non-vested beginning of the period	738,695	727,140	727,140	712,560
Grants	—	—	154,390	151,180
Vested during the period	—	—	(140,800)	(136,600)
Forfeitures	—	—	(2,035)	—
Non-vested end of the period	738,695	727,140	738,695	727,140

RSUs:
Number of underlying shares granted	91,075	88,250	91,075	88,250
Average per share grant price	$24.05	$25.60	$24.05	$25.60
Deferred compensation to be recognized over vesting period	$1,304,000	$1,167,000	$1,304,000	$1,167,000

Number of non-vested shares:
Non-vested beginning of the period	172,000	168,490	256,740	248,112
Grants	91,075	88,250	91,075	88,250
Vested during the period	—	—	(36,704)	(39,811)
Forfeitures	—	—	(48,036)	(39,811)
Non-vested end of the period	263,075	256,740	263,075	256,740

Restricted stock and RSU grants (based on grant price):
Weighted average per share value of non-vested shares	$24.33	$24.88	$24.33	$24.88
Value of stock vested during the period	$—	$—	$4,922,000	$4,723,000
Weighted average per share value of shares forfeited during the period	$—	$—	$26.22	$30.46

Total charge to operations:
Outstanding restricted stock grants	$957,000	$921,000	$2,820,000	$2,734,000
Outstanding RSUs	442,000	327,000	1,221,000	953,000
Total charge to operations	$1,399,000	$1,248,000	$4,041,000	$3,687,000

As of September 30, 2025, total compensation costs of $8,299,000 and $2,363,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average remaining vesting period is 2.3 years for the restricted stock and 1.8 years for the RSUs. The Company recognizes the effect of forfeitures on restricted stock awards and RSUs when they occur, and previously recognized compensation expense is reversed in the period the grant or unit is forfeited.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2025 (CONTINUED)

NOTE 11 – EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing net income allocable to common stockholders for each period by the weighted average number of shares of common stock outstanding during the applicable period. Net income is also allocated to the unvested restricted stock outstanding during each period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of September 30, 2025, the shares of common stock underlying the RSUs (see Note 10) are excluded from the basic earnings per share calculation, as these units are not participating securities until they vest and are issued.

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

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator for basic and diluted earnings per share:
Net income	$11,105	$5,189	$24,692	$20,246
Deduct net income attributable to non-controlling interests	(627)	(12)	(1,628)	(361)
Deduct earnings allocated to unvested restricted stock (a)	(358)	(327)	(999)	(981)
Net income available for common stockholders: basic and diluted	$10,120	$4,850	$22,065	$18,904

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	20,883	20,635	20,852	20,578
Effect of dilutive securities: RSUs	63	118	64	99
Denominator for diluted earnings per share:
Weighted average number of shares	20,946	20,753	20,916	20,677

Earnings per common share: basic	$.48	$.24	$1.06	$.92
Earnings per common share: diluted	$.48	$.23	$1.05	$.91
(a)	Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2025 (CONTINUED)

NOTE 11 – EARNINGS PER COMMON SHARE (CONTINUED)

The following table identifies the number of shares of common stock underlying the RSUs that are included in the calculation, on a diluted basis, of the weighted average number of shares of common stock for such periods:

Three and Nine Months Ended September 30, 2025:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
July 1, 2025 (c)	91,075	33,824	—	33,824	57,251
July 16, 2024 (c)(d)	87,500	28,103	—	28,103	59,397
July 1, 2023 (c)(d)	84,500	26,931	38,702	65,633	18,867
Totals	263,075	88,858	38,702	127,560	135,515

Three and Nine Months Ended September 30, 2024:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
July 16, 2024 (c)(d)	88,250	2,067	44,125	46,192	42,058
July 1, 2023 (c)(d)	85,250	14,373	42,625	56,998	28,252
July 1, 2022 (e)	83,240	25,160	38,225	63,385	19,855
Totals	256,740	41,600	124,975	166,575	90,165
(a)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is September 30 of the applicable period.
(b)	Excluded as the applicable conditions had not been met for these shares at the applicable measurement dates.
(c)	The RSUs awarded in 2025, 2024 and 2023 vest, subject to satisfaction of the applicable market and/or performance conditions, as of June 30, 2028, 2027 and 2026, respectively (see Note 10).
(d)	In May 2025, RSUs with respect to 750 shares were forfeited pursuant to each of the RSUs awarded in 2024 and 2023, as the recipient did not maintain a relationship with the Company during the applicable three-year performance cycle.
(e)	With respect to the RSUs awarded July 1, 2022, 36,704 shares were deemed to have vested and the balance of 46,536 shares were forfeited as of June 30, 2025. The vested shares were issued in August 2025 (see Note 10).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2025 (CONTINUED)

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

The fair value and carrying amounts of the Company’s mortgages payable are as follows (dollars in thousands):

	September 30,	December 31,
	2025	2024
Fair value of mortgages payable (a)	$457,308	$398,934
Carrying value of mortgages payable, gross	$463,103	$424,978
Fair value less than the carrying value	$(5,795)	$(26,044)
Blended market interest rate (a)	5.45%	6.28%
Weighted average interest rate	4.79%	4.56%
Weighted average remaining term to maturity (years)	6.0	6.1
(a)	Estimated using unobservable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Fair Value on a Recurring Basis

As of September 30, 2025, the Company had in effect four interest rate derivatives, all of which were interest rate swaps, related to four outstanding mortgage loans with an aggregate $4,190,000 notional amount maturing between 2025 and 2026 (weighted average remaining term to maturity of less than one year). These interest rate swaps, all of which were designated as cash flow hedges, converted SOFR based variable rate mortgages to fixed annual rate mortgages. The interest rates range from 3.24% to 3.55% and a weighted average interest rate of 3.38% at September 30, 2025. The Company’s objective in using interest rate swaps is to add stability to interest expense. The Company does not use derivatives for trading or speculative purposes.

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This fair value analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the associated credit valuation adjustments use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of September 30, 2025, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2025 (CONTINUED)

NOTE 12 – FAIR VALUE MEASUREMENTS (CONTINUED)

The Company does not currently own any financial instruments that are measured on a recurring basis and that are classified as Level 1 or 3.

The carrying and fair value of the Company’s derivative financial instruments was $45,000 and $208,000 as of September 30, 2025 and December 31, 2024, respectively. The fair value of the Company’s derivatives is reflected in Escrow, deposits and other assets and receivables on the consolidated balance sheets. As of September 30, 2025 and December 31, 2024, there were no derivatives in a liability position.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Amount of gain (loss) recognized on derivatives in other comprehensive income	$2	$(106)	$10	$135
Amount of reclassification from Accumulated other comprehensive income into Interest expense	29	190	173	708

During the twelve months ending September 30, 2026, the Company estimates an additional $45,000 will be reclassified from Accumulated other comprehensive income as a decrease to Interest expense.

The derivative agreements in effect at September 30, 2025 provide that if the wholly-owned subsidiary of the Company which is a party to such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for such swap breakage losses.

Fair Value on a Non-Recurring Basis

Non-financial assets measured at fair value on a non-recurring basis in the consolidated financial statements consist of properties located in (a) Beachwood, Ohio, for which the Company recorded an impairment loss of $1,300,000 for the three and nine months ended September 30, 2025 and (b) Hamilton, Ohio, for which the Company recorded an impairment loss of $1,086,000 for the nine months ended September 30, 2024. The Company determined the fair values based on the estimated net sales price from executed contracts of sale for each of these properties which were determined to be Level 3 inputs in the fair value hierarchy.

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

SEPTEMBER 30, 2025 (CONTINUED)

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

NOTE 15 – SUBSEQUENT EVENTS

Subsequent events have been evaluated and except as noted below and previously disclosed herein, there were no other events relative to the consolidated financial statements that require additional disclosure.

Beachwood, Ohio Litigation

On October 30, 2025, in connection with the sale of the Beachwood, Ohio property (see Notes 5 and 7), the Company entered into an agreement pursuant to which it is to receive $1,300,000 from the settlement of the lawsuit captioned Eastgate LLC, et al. v. OLP Beachwood OH LLC, more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 under the caption “Item 3. Legal Proceedings”. The Company expects to receive the settlement proceeds in November 2025, which will be recognized as Income on settlement of litigation on the consolidated statement of income for the year ending December 31, 2025.

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

Challenges and Uncertainties Facing Certain Tenants and Properties

We face challenges due to the volatile economic environment (including the impact of threatened and/or imposed tariffs, and the related possibility of trade wars and the impact of the foregoing on us and in particular, on our seaport based industrial/warehouse properties). Our cash flow and profitability will be adversely impacted if these challenges are not resolved in a satisfactory manner.

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

We acquire, own and manage a portfolio consisting primarily of industrial properties. As of September 30, 2025, we own 98 properties (including 61 industrial properties) located in 30 states. Based on square footage, our occupancy rate at September 30, 2025 is approximately 98.2%.

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

Our 2026 base rent is approximately $77.4 million and represents, after giving effect to any abatements, concessions, deferrals or adjustments, the base rent (excluding tenant reimbursements) payable to us during the twelve months ending September 30, 2026 under leases in effect at September 30, 2025.

Our 2026 base rent:

●	excludes $103,000 representing the 2026 base rent of a retail property in Port Clinton, Ohio which is anticipated to be sold during the three months ending December 31, 2025.

●	includes $235,000 of base rent from Hooters, a restaurant tenant at our Myrtle Beach, South Carolina property which filed for bankruptcy protection in April 2025.

The following table sets forth information about our properties by industry sector as of September 30, 2025:

	Number of		Percentage of
Type of Property	Properties	2026 Base Rent	2026 Base Rent
Industrial	61	$61,538,000	79.6
Retail (a)	31	11,934,000	15.4
Other (b)	6	3,886,000	5.0
	98	$77,358,000	100.0
(a)	Includes Retail-Furniture which accounts for $3.1 million, or 4.1%, and Retail-Office Supply which accounts for $642,000, or 0.8%.
(b)	Includes an office, two theaters, a health and fitness center, a restaurant and The Vue Apartments.

The following table sets forth scheduled expirations of leases at our properties as of September 30, 2025 for the years indicated below:

		Approximate		Percentage of
	Number of	Square Footage	2026 Base Rent	2026 Base Rent
Lease Expiration (a)	Expiring	Subject to	Under	Represented by
12 Months Ending September 30,	Leases	Expiring Leases (b)	Expiring Leases	Expiring Leases
2026	4	187,595	$682,000	0.9
2027	27	2,075,730	13,568,000	17.5
2028	22	1,474,349	9,744,000	12.6
2029	16	1,650,255	10,534,000	13.6
2030	21	1,401,195	10,986,000	14.2
2031	17	1,792,800	12,064,000	15.6
2032	7	729,994	4,604,000	6.0
2033	12	1,011,989	9,922,000	12.8
2034	5	207,607	2,094,000	2.7
2035	3	25,217	233,000	0.3
2036 and thereafter	5	847,659	2,927,000	3.8
	139	11,404,390	$77,358,000	100.0
(a)	Lease expirations assume tenants do not exercise existing renewal or termination options.
(b)	Excludes an aggregate of 206,761 square feet of vacant space.

Property Transactions

Acquisition during the three months ended September 30, 2025

On August 27, 2025, we acquired a 210,600 square foot, single-tenant industrial property located in Blythewood, South Carolina for $24.0 million, incurred $87,000 of transaction costs that were capitalized and simultaneously obtained new mortgage debt of $14.0 million bearing an interest rate of 5.77% (interest only through maturity) and maturing in 2030 (see Note 4 to our consolidated financial statements). We estimate that commencing October 1, 2025, the quarterly rental income (excluding variable lease revenues), depreciation and amortization expense and mortgage interest expense from this property will be $405,000, $223,000 and $202,000, respectively.

Sales during the three months ended September 30, 2025

We sold the following properties (amounts in thousands):

			Gross	Gain on		Net
			Sales	Sale of Real		Proceeds
Description of Property	City, State	Date Sold	Price	Estate, net		on Sale
Land parcel (a)	Lakewood, Colorado	July 15, 2025	$3,457	$2,849	(a)	$2,755	(a)
Office Depot retail property	Eugene, Oregon	August 1, 2025	6,000	2,497		5,685
Blue Pearl Veterinary hospital	Newark, Delaware	September 8, 2025	6,774	3,236		5,389	(b)
Vacant retail property	Bolingbrook, Illinois	September 25, 2025	2,600	489		2,459
			$18,831	$9,071		$16,288
(a)	This parcel was owned through a consolidated joint venture in which we held a 90% interest; the non-controlling interest’s share of the gain was $641. The net proceeds on sale give effect to the non-controlling interest’s $800 share.

(b)	The net proceeds on sale give effect to the payoff of the $966 mortgage on this property.

On August 26, 2025, we and our joint venture partners sold the last two remaining unconsolidated joint venture properties in Savannah, Georgia for an aggregate of $4.6 million, net of closing costs. Our 50% share of the (i) gain from these sales was $991,000, which is recorded as Equity in earnings from sale of unconsolidated joint venture properties on the consolidated statements of income for the three and nine months ended September 30, 2025, and (ii) net proceeds was $2.4 million.

Properties held-for-sale and Impairment loss at September 30, 2025

On September 9, 2025, we entered into a contract to sell a retail property located in Port Clinton, Ohio for $1.3 million. It is anticipated that the (i) property will be sold during the fourth quarter of 2025, (ii) net proceeds on sale will be approximately $500,000, after repaying approximately $700,000 of mortgage debt on the property, and (iii) sale will result in a gain of approximately $200,000, which will be recognized as Gain on sale of real estate, net, in the consolidated statement of income for the year-ending December 31, 2025.

On September 10, 2025, we and our ground lease tenant entered into a contract to sell the entire collective interest in The Vue Apartments, a multi-family property located in Beachwood, Ohio (see Notes 5 and 7 to our consolidated financial statements). We had not generated any revenue from this property since 2020. In connection with the sale, we recorded an impairment charge of $1.3 million during the three and nine months ended September 30, 2025. The property was sold on November 4, 2025 and the net proceeds to us will be approximately $16.4 million. On October 30, 2025, we entered into an agreement pursuant to which we are to receive $1.3 million in connection with the settlement of a lawsuit with respect to this property which will be recognized on the consolidated statement of income for the year ending December 31, 2025 (see Note 15 to our consolidated financial statements). We expect to receive these settlement proceeds in November 2025. We anticipate (i) using the proceeds from this sale and the settlement of this litigation to fund acquisitions, including the proposed acquisition of the Pittsburgh Portfolio (as defined), and for general working capital purposes and (ii) investing such proceeds in short-term government securities until such proceeds are applied for the foregoing or other purposes.

Acquisition-related transactions subsequent to September 30, 2025

On October 13, 2025, we entered into a contract to acquire a 397,440 square foot, six-building, multi-tenant industrial property (the “Pittsburgh Portfolio”) located in Sewickley, Pennsylvania, part of the Pittsburgh MSA, for $53.5 million. In connection with the acquisition, we anticipate obtaining new mortgage debt of approximately $32.4 million bearing an interest rate of 5.45% (interest only for five years) and maturing in 2032. We anticipate paying the balance of the purchase price from our available cash, including the net proceeds from property sales and, if needed, our line of credit. We estimate the annual base rent will be approximately $3.4 million (with annual base rent increases ranging from 2.0% to 3.0%) and anticipate the closing will occur during the three months ending December 31, 2025.

On October 30, 2025, we acquired a 199,919 square foot, single-tenant industrial property located in Oakdale, Minnesota for $23.0 million. We obtained new mortgage debt on the property of approximately $13.8 million bearing an interest rate of 5.10% (interest only until maturity) and maturing in 2030. We estimate the annual base rent will be approximately $1.5 million (with annual base rent increases of 4.0%).

Results of Operations

Total revenues

The following table compares total revenues for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Dollars in thousands)	2025	2024	(Decrease)	% Change	2025	2024	(Decrease)	% Change
Rental income, net	$23,771	$22,211	$1,560	7.0	$72,420	$66,457	$5,963	9.0
Lease termination fees	—	—	—	—	66	250	(184)	(73.6)
Total revenues	$23,771	$22,211	$1,560	7.0	$72,486	$66,707	$5,779	8.7

Rental income, net

The following table details the components of rental income, net, for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Dollars in thousands)	2025	2024	(Decrease)	% Change	2025	2024	(Decrease)	% Change
Acquisitions (a)	$3,231	$580	$2,651	457.1	$8,454	$739	$7,715	1,044.0
Dispositions (b)	54	1,389	(1,335)	(96.1)	1,999	5,363	(3,364)	(62.7)
Same store (c)	20,486	20,242	244	1.2	61,967	60,355	1,612	2.7
Rental income, net	$23,771	$22,211	$1,560	7.0	$72,420	$66,457	$5,963	9.0
(a)	Represents rental income from eight properties acquired since January 1, 2024.
(b)	Represents rental income from 17 properties sold since January 1, 2024.
(c)	Represents rental income from 90 properties that were owned for the entirety of the periods presented.

Changes at same store properties

The changes in same store rental income during the three and nine months ended September 30, 2025 are due primarily to increases of:

-	$410,000 and $1.1 million, respectively, from lease amendments and/or extensions at several properties,
-	$335,000 and $861,000, respectively, due to new tenants at several properties, and
-	$236,000 and $1.1 million, respectively, in tenant reimbursements, of which $154,000 and $634,000, respectively, relates to the reimbursement of real estate tax expense generally incurred during the applicable period.

The increases were offset during the three and nine months ended September 30, 2025 by decreases in rental income of $652,000 and $1.3 million, respectively, from lease expirations at various properties.

Lease Termination Fees

In the nine months ended September 30, 2025, we recognized a lease termination fee of $66,000 from an industrial tenant in a lease buy-out transaction. The space was simultaneously re-leased to a new industrial tenant. In the nine months ended September 30, 2024, a consolidated joint venture in Lakewood, Colorado, in which we held a 90% interest, received a lease termination fee of $250,000 due to the early termination of a lease in connection with the sale of the related restaurant parcel.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Dollars in thousands)	2025	2024	(Decrease)	% Change	2025	2024	(Decrease)	% Change
Operating expenses:
Depreciation and amortization	$6,698	$6,133	$565	9.2	$20,070	$18,119	$1,951	10.8
Real estate expenses	4,824	4,231	593	14.0	14,753	12,677	2,076	16.4
General and administrative	4,128	3,886	242	6.2	12,236	11,585	651	5.6
Impairment loss	1,300	—	1,300	n/a	1,300	1,086	214	19.7
State tax expense	29	74	(45)	(60.8)	2	184	(182)	(98.9)
Total operating expenses	$16,979	$14,324	$2,655	18.5	$48,361	$43,651	$4,710	10.8

Depreciation and amortization. The increases in the three and nine months ended September 30, 2025 are due primarily to (i) $1.1 million and $3.3 million, respectively, from the properties acquired since January 1, 2024, and (ii) in the nine months ended September 30, 2025, $321,000 from improvements at several properties.

The increases were offset during the three and nine months ended September 30, 2025 primarily by (i) the inclusion, in the corresponding 2024 periods, of $358,000 and $972,000, respectively, from the properties sold since January 1, 2024, and (ii) decreases of $264,000 and $684,000, respectively, related to tenant origination costs at several properties that prior to September 30, 2025 were fully amortized.

Real estate expenses. The increases in the three and nine months ended September 30, 2025 are due primarily to (i) $522,000 and $1.3 million, respectively, from the properties acquired since January 1, 2024, (ii) $370,000 and $1.0 million, respectively, related to real estate taxes at several properties, and (iii) in the nine months ended September 30, 2025, $505,000 related to common area maintenance and insurance expense at several properties, none of which were individually significant.

The increase was offset by the inclusion, in the corresponding 2024 periods, of $387,000 and $787,000, respectively, from the properties sold since January 1, 2024.

A substantial portion of real estate expenses is rebilled to tenants and is included in Rental income, net, on the consolidated statements of income.

General and administrative. The increases (i) in the three and nine months ended September 30, 2025 are due primarily to increases of non-cash expense of $151,000 and $354,000, respectively, primarily from the re-assessment of the achievability of performance metrics related to the RSUs, and (ii) of $153,000 for the nine months ended September 30, 2025, is primarily due to higher levels of payroll and payroll-related expenses.

Impairment loss. During the three and nine months ended September 30, 2025, we recorded a $1.3 million impairment loss at our Beachwood, Ohio property. During the nine months ended September 30, 2024, we recorded a $1.1 million impairment loss at our former Hamilton, Ohio property. (See Note 5 to our consolidated financial statements).

State tax expense. During the nine months ended September 30, 2025, our state tax expense was offset by a $135,000 refund from Tennessee related to franchise taxes paid in 2023, as the state amended the method of calculating such taxes, resulting in an overpayment in 2023.

Gain on sale of real estate, net

The following table compares gain on sale of real estate, net for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Dollars in thousands)	2025	2024	(Decrease)	% Change	2025	2024	(Decrease)	% Change
Gain on sale of real estate, net	$9,071	$2,115	$6,956	328.9	$16,712	$11,347	$5,365	47.3

The following table lists the sold properties and the related gains, net, for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024
Land parcel - Lakewood, Colorado (a)	$2,849	$—	$2,849	$—
Retail property - Eugene, Oregon	2,497	—	2,497	—
Veterinary hospital - Newark, Delaware	3,236	—	3,236	—
Vacant retail property - Bolingbrook, Illinois	489	—	489	—
Multi-tenant retail stores - Lakewood, Colorado (b)	—	—	3,276	—
Retail property - Greensboro, North Carolina	—	—	2,232	—
Retail property - Gurnee, Illinois	—	—	1,023	—
Restaurant property - Concord, North Carolina	—	—	1,154	—
Land and improvements - Lakewood, Colorado (c)	—	—	(44)	—
Vacant health and fitness property - Hamilton, Ohio	—	17	—	17
Vacant industrial property - Wauconda, Illinois	—	1,177	—	1,177
Retail property - Woodbury, Minnesota	—	921	—	921
Restaurant parcel - Lakewood, Colorado (d)	—	—	—	1,784
Restaurant property - Kennesaw, Georgia	—	—	—	964
Industrial property - Miamisburg, Ohio	—	—	—	1,507
Retail property - Wichita, Kansas	—	—	—	1,884
Retail property - Lawrence, Kansas	—	—	—	43
Retail property - Cape Girardeau, Missouri (e)	—	—	—	978
Vacant retail property - Kennesaw, Georgia	—	—	—	2,072
Total Gain on sale of real estate, net	$9,071	$2,115	$16,712	$11,347
(a)	A multi-tenant shopping center in Lakewood, Colorado, which was owned through a consolidated joint venture in which we held a 90% interest (the “Colorado JV”), sold a land parcel at this property. The non-controlling interest’s share of this gain was $641.

(b)	The Colorado JV sold the multi-tenant, in-line retail stores at this property. In connection with this sale, the joint venture paid off the $5,808 mortgage balance on the property. The non-controlling interest’s share of this gain was $972.

(c)	The Colorado JV sold a land parcel and the related parking lot in connection with the sale of the restaurant parcel in (d) below. The non-controlling interest’s share of the loss was $4.

(d)	This restaurant parcel was part of the Colorado JV. The non-controlling interest’s share of this gain was $178.

(e)	This property was owned through a consolidated joint venture in which we had a 95% interest. The non-controlling interest’s share of this gain was $105.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
Other income and expenses:
Equity in earnings (loss) of unconsolidated joint ventures	$24	$(9)	$33	(366.7)	$100	$87	$13	14.9
Equity in earnings from sale of unconsolidated joint venture properties	991	—	991	n/a	991	—	991	n/a
Other income	85	353	(268)	(75.9)	411	896	(485)	(54.1)
Interest:
Expense	(5,617)	(4,932)	685	13.9	(16,896)	(14,399)	2,497	17.3
Amortization and write-off of deferred financing costs	(241)	(225)	16	7.1	(751)	(741)	10	1.3

Equity in earnings from sale of unconsolidated joint venture properties. The three and nine months ended September 30, 2025 include our 50% share of the gain on the sales of our two Savannah, Georgia joint venture properties which were sold in August 2025. (See Note 6 to our consolidated financial statements).

Other income. The three and nine months ended September 30, 2025 primarily reflect decreases in interest income from less amounts invested in short-term U.S. treasury bills.

Interest expense. The following table compares interest expense for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
Interest expense:
Mortgage interest	$5,544	$4,868	$676	13.9	$16,508	$14,210	$2,298	16.2
Credit line interest	73	64	9	14.1	388	189	199	105.3
Total	$5,617	$4,932	$685	13.9	$16,896	$14,399	$2,497	17.3

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
Weighted average principal amount	$456,187	$428,583	$27,604	6.4	$459,835	$424,261	$35,574	8.4
Weighted average interest rate	4.79%	4.51%	0.28%	6.2	4.74%	4.43%	0.31%	7.1

The increases in mortgage interest in the three and nine months ended September 30, 2025 are due to increases in the weighted average principal amount of mortgage debt outstanding and the weighted average interest rate.

We anticipate that our mortgage interest expense will increase (and our earnings and the amount we are required to distribute to stockholders to maintain our REIT status may decrease) as we refinance our mortgages maturing through 2027 because current comparable mortgage interest rates are generally higher than the weighted average interest rate on such maturing mortgages. The weighted average interest rate of (i) our mortgages maturing in the three months ending December 31, 2025 and for the years ending December 31, 2026 and 2027 is 3.78%, 3.91% and 3.64%, respectively, and (ii) the mortgages we obtained in connection with the acquisitions completed during the nine months ended September 30, 2025 is 6.11%.

Credit line interest

The Company paid off the principal balance outstanding on the credit facility in July 2025. The weighted average principal amount outstanding was $4.5 million and the weighted average interest rate was 6.07% for the nine months ended September 30, 2025.

There was no balance outstanding on the credit line during the three and nine months ended September 30, 2024. The interest expense of $64,000 and $189,000 for the three and nine months ended September 30, 2024, respectively, constitutes the unused facility fee.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales. Our available liquidity at October 31, 2025, was $109.4 million, including $9.4 million of cash and cash equivalents (including the credit facility’s required minimum $3.0 million average deposit maintenance balance) and up to $100.0 million available under our credit facility. At October 31, 2025, the facility is available for the acquisition of commercial real estate, repayment of mortgage debt, and up to $40.0 million for renovation and operating expense purposes.

Liquidity and Financing

We expect to meet our short-term (i.e., one year or less) and long-term (i) operating cash requirements (including debt service and anticipated dividend payments) principally from cash flow from operations, our available cash and cash equivalents, proceeds from and, to the extent permitted and needed, our credit facility and (ii) investing and financing cash requirements (including an estimated aggregate of $3.0 million of capital expenditures) from the foregoing, as well as property financings, property sales and sales of our common stock.

At September 30, 2025, we had 59 outstanding mortgages payable secured by 61 properties in the aggregate principal amount of $463.1 million (before netting unamortized deferred financing costs of $3.9 million and mortgage intangibles of $564,000). These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $723.8 million, before accumulated depreciation of $130.5 million. After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.05% to 6.42% (a 4.79% weighted average interest rate) and mature between 2025 and 2047 (a 6.0 year weighted average remaining term to maturity).

The following table sets forth, as of September 30, 2025, information with respect to our mortgage debt:

	For the Three
	Months Ending	For the Years Ending
	December 31,	December 31,
(Dollars in thousands)	2025	2026	2027	2028	Total
Amortization payments	$2,772	$10,912	$9,866	$9,215	$32,765
Principal due at maturity	3,721	18,461	38,525	30,155	90,862
Total	$6,493	$29,373	$48,391	$39,370	$123,627

Weighted average interest rate on principal due at maturity	3.78%	3.91%	3.64%	4.64%	4.03%

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

Credit Facility

Our credit facility provides that subject to borrowing base requirements, we can borrow up to $100.0 million for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $40.0 million and 40% of the borrowing base. The facility matures December 31, 2026 and bears interest equal to 30-day SOFR plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 275 basis points if such ratio is greater than 60%. The applicable margin was 175 basis points for each of the nine months ended September 30, 2025 and 2024. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. The interest rate on the facility was 6.03% and 5.88% at September 30, 2025 and October 31, 2025.

The terms of our credit facility include certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At September 30, 2025, we were in compliance with the covenants under this facility.

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

The tables below provide a reconciliation of net income and net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
GAAP net income attributable to One Liberty Properties, Inc.	$10,478	$5,177	$23,064	$19,885
Add: depreciation and amortization of properties	6,492	5,921	19,437	17,524
Add: our share of depreciation and amortization of unconsolidated joint ventures	5	6	18	16
Add: impairment loss	1,300	—	1,300	1,086
Add: amortization of deferred leasing costs	206	212	633	595
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	1	11	3	12
Deduct: gain on sale of real estate, net	(9,071)	(2,115)	(16,712)	(11,347)
Deduct: equity in earnings from sale of unconsolidated joint venture properties	(991)	—	(991)	—
Adjustments for non-controlling interests	637	(19)	1,573	227
NAREIT funds from operations applicable to common stock	9,057	9,193	28,325	27,998
Deduct: straight-line rent accruals and amortization of lease intangibles	(650)	(836)	(1,909)	(2,006)
Adjust: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(4)	30	(32)	27
Deduct: lease termination fees	—	—	(66)	(250)
Deduct: other income and income on settlement of litigation	(27)	(27)	(82)	(82)
Add: amortization of restricted stock and RSU compensation	1,399	1,248	4,041	3,687
Add: amortization and write-off of deferred financing costs	241	225	751	741
Add: amortization of lease incentives	24	30	83	90
Add: amortization of mortgage intangible assets	34	34	103	103
Adjustments for non-controlling interests	(2)	2	(11)	30
Adjusted funds from operations applicable to common stock	$10,072	$9,899	$31,203	$30,338

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
GAAP net income attributable to One Liberty Properties, Inc.	$.48	$.23	$1.05	$.91
Add: depreciation and amortization of properties	.31	.29	.90	.83
Add: our share of depreciation and amortization of unconsolidated joint ventures	—	—	—	—
Add: impairment loss	.06	—	.06	.05
Add: amortization of deferred leasing costs	.01	.01	.03	.03
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—	—	—
Deduct: gain on sale of real estate, net	(.42)	(.10)	(.77)	(.53)
Deduct: equity in earnings from sale of unconsolidated joint venture properties	(.05)	—	(.05)	—
Adjustments for non-controlling interests	.03	—	.08	.01
NAREIT funds from operations per share of common stock (a)	.42	.43	1.30	1.30
Deduct: straight-line rent accruals and amortization of lease intangibles	(.03)	(.04)	(.08)	(.08)
Adjust: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—	—	—
Deduct: lease termination fees	—	—	—	(.01)
Deduct: other income and income on settlement of litigation	—	—	—	—
Add: amortization of restricted stock and RSU compensation	.06	.06	.19	.17
Add: amortization and write-off of deferred financing costs	.01	.01	.03	.03
Add: amortization of lease incentives	—	—	—	—
Add: amortization of mortgage intangible assets	—	—	—	—
Adjustments for non-controlling interests	—	—	—	—
Adjusted funds from operations per share of common stock (a)	$.46	$.46	$1.44	$1.41
(a)	The weighted average number of diluted common shares used to compute FFO and AFFO applicable to common stock includes unvested restricted shares that are excluded from the computation of diluted EPS.

Three months ended September 30, 2025 and 2024

The $136,000, or 1.5%, decrease in FFO for the three months ended September 30, 2025 from the corresponding 2024 period is due primarily to a:

●	$685,000 increase in interest expense,
●	$593,000 increase in real estate operating expenses,
●	$268,000 decrease in other income, and
●	$242,000 increase in general and administrative expenses.

Offsetting the decrease is a $1.6 million increase in rental income, net.

The $173,000, or 1.7%, increase in AFFO for the three months ended September 30, 2025 from the corresponding 2024 period is due primarily to the factors impacting FFO as described immediately above, including a (i) $180,000 increase (to $1.7 million) in rental income, net, due to the exclusion of the amortization of straight line rent and lease-related intangibles and (ii) $151,000 decrease (to $91,000) in general and administrative expenses due to the exclusion of the amortization of restricted stock and RSU compensation.

See “—Results of Operations” for further information regarding these changes.

Nine months ended September 30, 2025 and 2024

The $327,000, or 1.2%, increase in FFO for the nine months ended September 30, 2025 from the corresponding 2024 period is due primarily to a:

●	$6.0 million increase in rental income, net, and
●	$182,000 decrease in state tax expense.

Offsetting the increase is a:

●	$2.5 million increase in interest expense,
●	$2.1 million increase in real estate operating expenses,
●	$651,000 increase in general and administrative expenses,
●	$485,000 decrease in other income, and
●	$184,000 decrease in lease termination fee income.

The $865,000, or 2.9%, increase in AFFO for the nine months ended September 30, 2025 from the corresponding 2024 period is primarily due to the factors impacting FFO as described immediately above, including a $354,000 decrease (to $297,000) in general and administrative expenses due to the exclusion of the amortization of restricted stock and RSU compensation and excluding the $184,000 decrease in lease termination fee income.

See “—Results of Operations” for further information regarding these changes.

Diluted per share net income, FFO and AFFO were impacted negatively in the three and nine months ended September 30, 2025 compared to the corresponding quarter in the prior year by an average increase of approximately 214,000 and 248,000, respectively, in the weighted average number of shares of common stock outstanding as a result of stock issuances in connection with the equity incentive and dividend reinvestment programs.

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

We use interest rate swaps to limit interest rate risk on substantially all variable rate mortgages. These swaps are used for hedging purposes - not for speculation. We do not enter into interest rate swaps for trading purposes. At September 30, 2025, we had no liability in the event of the early termination of our swaps.

At September 30, 2025, we had four interest rate swap agreements outstanding. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of September 30, 2025, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and the net unrealized gain on derivative instruments would have increased by $18,000. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and the net unrealized gain on derivative instruments would have decreased by $18,000. These changes would not have any impact on our net income or cash.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 30, 2025, in connection with the sale of the Beachwood, Ohio property, we entered into an agreement pursuant to which we are to receive $1.3 million in connection with the settlement of the lawsuit captioned Eastgate LLC, et al. v. OLP Beachwood OH LLC, more fully described in our Annual Report on Form 10-K for the year ended December 31, 2024 under the caption “Item 3. Legal Proceedings”. We expect to receive the settlement proceeds in November 2025.

Item 5. Other Information

Disclosure of 10b5-1 Plans

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended September 30, 2025.

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
101

The following financial statements and notes from the One Liberty Properties, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 filed on November 6, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

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

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: November 6, 2025	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: November 6, 2025	/s/ Isaac Kalish
Isaac Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)