Form 10-K
period 2025-12-31
ONE LIBERTY PROPERTIES INC
filed 2026-03-06
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

As of June 30, 2025 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of all common equity held by non-affiliates of the registrant, computed by reference to the price at which common equity was last sold on said date, was approximately $383 million.

As of February 27, 2026, the registrant had 21,813,127 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2026 annual meeting of stockholders of One Liberty Properties, Inc., to be filed pursuant to Regulation 14A not later than April 30, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Form 10-K

Explanatory Note

In the narrative portion of this Annual Report on Form 10-K, except as otherwise indicated or the context otherwise requires:

●	the information with respect to our consolidated joint ventures is generally described as if such ventures are our wholly owned subsidiaries and information with respect to unconsolidated joint ventures is generally separately described.
●	(i) all references to joint ventures refer to unconsolidated joint ventures, (ii) all interest rates with respect to debt give effect to the related interest rate derivative, if any, (iii) amounts reflected as debt reflect the gross debt owed, without deducting deferred financing costs and (iv) references to industrial properties include properties (a) a portion of which may be used for office purposes and (b) that are used for distribution, warehouse and flex purposes.
●	the term “standard carve-outs,” when used in describing mortgages or mortgage financings, refers to recourse items to an otherwise non-recourse mortgage. While carve-outs vary from lender to lender and transaction to transaction, the carve-outs may include, among other things, voluntary bankruptcy filings, environmental liabilities, the sale, financing or encumbrance of the property in violation of loan documents, damage to property as a result of intentional misconduct or gross negligence, failure to pay valid taxes and other claims which could create liens on the property and the conversion of security deposits, insurance proceeds or condemnation awards.
●	we present information regarding our 2026 base rent which does not reflect, among other things, variable rent (including amounts tenants are required to reimburse us) or the adjustments required by United States (“U.S.”) Generally Accepted Accounting Principles (“GAAP”) to present rental income. We view base rent as an operating – not a financial – metric and present it because we believe investors are interested in knowing the amount of cash rent we are entitled to collect. Base rent is not a substitute for rental income, as determined in accordance with GAAP, and may not be comparable from year–to–year or to similar metrics presented by other REITs. See “Item 1. Business–Our Tenants”.
●	we refer to certain entities as “affiliated entities” because such entities share with us certain executive personnel and ownership. Our “affiliated entities” include Gould Investors L.P. (“Gould Investors”), a master limited partnership involved primarily in the ownership and operation of a diversified portfolio of real estate assets, BRT Apartments Corp. (“BRT”), a NYSE listed multi-family REIT and Majestic Property Management LLC (“Majestic Property”), a property management company which compensates certain of our executive officers, and which is indirectly owned by, among others, Matthew J. Gould, the Company’s chairman, and Jeffrey A. Gould, a director and senior vice president of the Company. The use of such term does not constitute an acknowledgement that such entities are affiliates (as such term is used in the Securities Act (as defined below) or Exchange Act (as defined below)) of ours or one another.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “could,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions or variations thereof and include, without limitation, statements regarding our future estimated base rent, funds from operations, adjusted funds from operations and our dividend. Among other things, forward looking statements with respect to (i) estimates of base rent and rental income exclude variable rent (including tenant reimbursements) and the adjustments required by GAAP to present rental income, (ii) estimates of base rent may not, unless otherwise expressly indicated, reflect the expenses (e.g., real estate expenses, interest, depreciation and amortization or any one or more of the foregoing) with respect to the associated property, (iii) anticipated property purchases, sales, financings and/or refinancings may not be completed during the period or on the terms indicated or at all, (iv) estimates of gains from property sales or proceeds from financing or refinancing transactions are subject to adjustment, among other things, because actual closing costs may differ from the estimated costs and (v) anticipated rent increases, including those tied to filling of vacancies or as a result of market-to-market opportunities (i.e., renewing leased premises at higher rental rates) may not be realized.

The uncertainties, risks and factors which may cause actual results to differ materially from current expectations include, but are not limited to:

●	the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies;
●	adverse changes and disruption in the sectors in which our tenants operate which could impact our tenants’ ability to pay rent and expense reimbursement;
●	the level and volatility of interest rates;
●	loss or bankruptcy of one or more of our tenants, and bankruptcy laws that may limit our remedies if a tenant becomes bankrupt and rejects its lease;
●	general economic and business conditions and developments, including those currently affecting or that may affect our economy;
●	general and local real estate conditions, including any changes in the value of our real estate;
●	our ability to renew or re-lease space as leases expire;
●	our ability to pay dividends;
●	the effect of changes in political conditions in the U.S., including in connection with the administration’s policies and priorities, or otherwise;
●	changes in governmental laws and regulations relating to real estate and related investments;
●	compliance with credit facility and mortgage debt covenants;
●	the availability of, and costs associated with, sources of capital and liquidity;
●	competition in our industry;
●	technological changes, such as artificial intelligence, autonomous vehicles, reconfiguration of supply chains, robotics, 3D printing or other technologies;
●	potential natural disasters, epidemics, pandemics or outbreak of infectious disease, such as COVID-19, and other potentially catastrophic events such as acts of war and/or terrorism; and
●	the other risks, uncertainties and factors described in the reports and documents we file with the SEC including the risks, uncertainties and factors described under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, and in the Quarterly Reports on Form 10-Q and the other reports we file with the SEC.

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

PART I

Item 1. Business.

General

We are a self-administered and self-managed real estate investment trust, also known as a REIT. We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial properties.

As of December 31, 2025:

●	we own 103 properties with an aggregate of approximately 11.8 million square feet and located in 30 states;
●	our 2026 base rent (as described in “— Our Tenants”) is $82.7 million;
●	the occupancy rate of our properties is 98.5% based on square footage;
●	the weighted average remaining term of our $522.5 million mortgage debt is 5.8 years and the weighted average interest rate thereon is 4.88%; and
●	the weighted average remaining term of the leases generating our 2026 base rent is 4.4 years.

As of February 1, 2026 and after giving effect to the ten industrial properties we acquired in January 2026, we own 113 properties with approximately 12.5 million square feet, including 79 industrial properties with approximately 11.0 million square feet, and we anticipate that our industrial properties will generate approximately 81.6% of our 2026 base rent. See “ –Recent Developments.”

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

2025 Activities

In 2025, we:

●	acquired 13 industrial properties for an aggregate purchase price of $188.8 million, including $112.3 million in mortgage debt. These properties account for $12.5 million, or 15.1%, of our 2026 base rent and we anticipate that in 2026, these properties will generate $13.3 million of rental income (excluding tenant reimbursements), $8.4 million of depreciation and amortization expense and $6.5 million of interest expense.
●	sold ten properties (i.e., seven retail, a restaurant, a veterinary hospital and a property ground leased to a multi-unit apartment complex owner/operator) for an aggregate net sales proceeds of $58.9 million and an aggregate net gain on sale of real estate of $18.7 million. The properties sold accounted for $2.4 million, or 2.4%, and $4.5 million, or 5.0%, of 2025 and 2024 rental income, net, respectively.
●	sold two joint venture properties - our 50% share of the (i) net sales proceeds was $2.4 million and (ii) gain on sales was $991,000.

Recent Developments

We purchased, on January 29, 2026, a 637,633 square foot portfolio comprised of ten industrial properties (the “Portfolio Acquisition”) located in seven markets and leased to six tenants each of which has a global or national presence, for $56.7 million, including new mortgage debt on six of the properties of $17.0 million bearing an interest rate of 5.53% and maturing in 2033. We also borrowed $30.0 million from our credit facility (which bears a fluctuating interest rate of 5.45% at January 29, 2026) in connection with this purchase. We anticipate paying down our credit facility debt from the net proceeds of property sales and mortgage financing on two of the unencumbered properties included in the Portfolio Acquisition. As of January 29, 2026, the base rent in 2026 for these properties is approximately $2.8 million, and we estimate that after giving effect to anticipated lease renewals (as to which no assurance can be provided), the 2026 base rent for these properties will be approximately $3.6 million. We also estimate that in 2026, these properties will generate $2.6 million of interest expense (including $1.7 million of such expense from the credit facility assuming an interest rate of 5.45% and that $30.0 million remains outstanding thereon).

As of February 27, 2026, $30.0 million is outstanding under our credit facility bearing a floating rate of interest of 5.42% per year.

Pending Transactions

We entered into a contract in:

●	October 2025, to sell a vacant retail property located in Cary, North Carolina for $6.0 million. It is anticipated the (i) property will be sold in March 2026 and (ii) sale will result in a gain of approximately $2.5 million, which will be recognized as Gain on sale of real estate, net, in the consolidated statement of income for the quarter ending March 31, 2026. This property accounted for $192,000 and $460,000 of rental income, net, $93,000 and $93,000 of depreciation and amortization expense, and $45,000 and $110,000 of mortgage interest expense for 2025 and 2024, respectively.
●	January 2026, to sell a retail property located in Newport News, Virginia for $4.2 million. It is anticipated the (i) property will be sold in April 2026 and (ii) sale will result in a gain of approximately $1.3 million, which will be recognized as Gain on sale of real estate, net, in the consolidated statements of income for the three and six months ending June 30, 2026. This property accounted for $360,000 and $340,000 of rental income, net, and $115,000 and $113,000 of depreciation and amortization expense for 2025 and 2024, respectively.
●	January 2026, to purchase 14 acres of land for $800,000 adjacent to one of the Columbia, SC properties acquired in the Portfolio Acquisition.

Our Business Objective

Our business objective is to increase stockholder value by:

●	identifying opportunistic and strategic industrial property acquisitions consistent with our portfolio and our acquisition strategies;
●	monitoring and maintaining our portfolio, and as appropriate, working with tenants to facilitate the continuation or expansion of their tenancies;
●	managing our portfolio effectively, including opportunistic and strategic property sales;
●	obtaining mortgage indebtedness (including refinancings) on favorable terms, ensuring that the cash flow generated by a property exceeds the debt service thereon and maintaining access to capital to finance property acquisitions; and
●	maintaining and, over time, increasing our dividend.

Acquisition Strategy

We seek to acquire industrial properties throughout the U.S. that have locations, demographics and other investment attributes that we believe to be attractive. We generally focus on properties in secondary or tertiary markets (preferably markets in which we believe there is a limited supply for new industrial space or that have other barriers to entry), that are (or that we believe in the near term, will be) fully leased and that provide for periodic rent increases. In evaluating a potential acquisition, we blend fundamental real estate analysis with an evaluation of the prospective tenant’s credit worthiness analysis to make an assessment of profitable cash flows that will be realized in future periods.

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

Investment Evaluation

In evaluating potential investments, we consider, among other criteria, the following:

●	the current and projected cash flow of the property;
●	the estimated return on equity to us;
●	an evaluation of the property and improvements, given its location and use;
●	an evaluation of the credit quality of the tenant;
●	alternate uses or tenants for the property;
●	local demographics (population and rental trends);
●	the purpose for which the property is used;
●	the terms of tenant leases, including the relationship between current rents and market rents;
●	the potential to finance and/or refinance the property;
●	the projected residual value of the property;
●	the ability of the tenant to meet operational needs and lease obligations;
●	potential for income and capital appreciation;
●	occupancy of and demand for similar properties in the market area; and
●	the ability of a tenant and the related property to withstand changing economic conditions and other challenges.

Our Tenants

The following table sets forth information about our tenants by industry sector as of December 31, 2025:

	Number of	Number of	Building		Percentage of
Type of Property	Tenants	Properties	Square Feet	2026 Base Rent (a)	2026 Base Rent
Industrial	98	69	10,389,169	$66,896,000	80.9
Retail	36	29	1,177,147	12,037,000	14.6
Other (b)	4	5	250,435	3,736,000	4.5
	138	103	11,816,751	$82,669,000	100.0
(a)	Our 2026 base rent represents, after giving effect to any abatements, concessions, deferrals or adjustments, the base rent payable to us in 2026 through the stated expiration of such leases, under leases in effect at December 31, 2025. Our 2026 base rent (i) includes $354,000 of base rent from a retail property in Newport News, Virginia which we anticipate will be sold in April 2026 and (ii) excludes $2.8 million of base rent from the Portfolio Acquisition.
(b)	Includes an office property (located in Brooklyn, New York, leased to one tenant which accounts for $1.3 million, or 1.6%, of 2026 base rent), two theaters, a health and fitness center and a restaurant.

Our base rent for 2025, as reported in our Annual Report on Form 10-K for the year ended December 31, 2024 (under the title “2025 Contractual Rental Income) was $72 million.

Our Leases

Under most of our leases the tenant, in addition to its rental obligation, is generally (i) responsible, directly or indirectly, for expenses attributable to the operation of the property, such as real estate taxes and assessments, insurance and ordinary maintenance and repairs, (ii) responsible for maintaining the property and, following a casualty or partial condemnation, for restoring the property, (iii) obligated to indemnify us for claims arising with respect to the property, and (iv) responsible for maintaining insurance coverage for the property and naming us an additional insured. Under some leases, we are responsible for structural repairs, including foundation and slab, roof repair or replacement and restoration following a casualty event, and at several properties we are responsible for certain expenses related to the operation and maintenance of the property.

Many of our leases provide for periodic contractual rent increases, rent increases based on the consumer price index or for additional payments based on sales derived from the property subject to the lease (i.e., percentage rent). Our leases generally provide the tenant with one or more renewal options. At December 31, 2025, 2024 and 2023, the weighted average remaining term of our leases was 4.4 years, 5.0 years and 5.5 years, respectively.

The following table sets forth scheduled expirations of leases at our properties as of December 31, 2025:

	Number of	Building		Percentage of
Year of Lease Expiration (a)	Leases	Square Feet (b)	2026 Base Rent	2026 Base Rent
2026	12	576,560	$2,567,000	3.1
2027	34	2,212,582	15,141,000	18.3
2028	24	1,863,243	13,228,000	16.0
2029	20	1,915,412	11,792,000	14.3
2030	25	1,312,906	12,606,000	15.2
2031	15	1,533,012	9,160,000	11.1
2032	7	645,994	5,004,000	6.1
2033	10	859,230	8,033,000	9.7
2034	6	206,635	2,077,000	2.5
2035 and thereafter	4	514,865	3,061,000	3.7
	157	11,640,439	$82,669,000	100.0
(a)	Lease expirations do not give effect to the exercise of existing renewal options.
(b)	Excludes an aggregate of 176,312 square feet of vacant space.

Financing, Re-Renting and Disposition of Our Properties

Our credit facility, which expires on December 31, 2026, provides us with a source of funds that is used to acquire properties, payoff existing mortgages, and to a more limited extent, invest in joint ventures, improve properties and for working capital purposes. Generally, net proceeds received from the sale, financing or refinancing of properties are required to be used to repay amounts outstanding under our facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Credit Facility”.

We mortgage specific properties on a non-recourse basis, subject to standard carve-outs, to enhance the return on our investment in a specific property. Generally, the proceeds of mortgage loans are first applied to reduce indebtedness on our credit facility and the balance may be used for other general purposes, including property acquisitions, investments in joint ventures or other entities that own real property, and working capital.

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

In 2025, we sold ten properties (i.e., seven retail, a restaurant, a veterinary hospital and a property ground leased to a multi-unit apartment complex owner/operator). Generally, we sold these properties due to one or more of the following considerations: our belief that such property had achieved its maximum potential value; our concern with respect to the long-term prospects for the tenant or the geographic sub-market; our concern in our ability, on acceptable terms, to refinance the property’s mortgage debt or re-lease the property; or in furtherance of our efforts to decrease the number of our non-industrial properties and recycle the net proceeds therefrom such sales to expand our industrial portfolio.

Competition

The market for industrial properties in the United States is highly competitive; we compete to acquire industrial properties with, among others, traded and non-traded public REITs, private equity firms, institutional investment funds, insurance companies and private individuals, many of whom have greater financial and other resources than we have, and the ability or willingness to accept more risk than we believe appropriate for us. We can provide no assurance that we will be able to compete successfully in acquiring or leasing industrial properties.

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

Americans with Disabilities Act of 1990

Our properties are required to comply with the Americans with Disabilities Act of 1990 and similar state and local laws and regulations (collectively, the “ADA”). The primary responsibility for complying with the ADA, (i.e., either us or our tenant) generally depends on the applicable lease, but we may incur costs if the tenant is responsible and does not comply. As of December 31, 2025, we have not been notified by any governmental authority, nor are we otherwise aware, of any non-compliance with the ADA that we believe would have a material adverse effect on our business, financial position or results of operations.

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

Human Capital Resources

As of December 31, 2025, we had nine full-time employees, including five full-time executive officers, and two employees who devote between 50% to 75% of their time to our activities. In addition, certain (i) executive, administrative, legal, accounting, clerical, property management, property acquisition, consulting (i.e., sale, leasing, brokerage, and mortgage financing), and construction supervisory services, which we refer to collectively as the “Services”, and (ii) facilities and other resources, are provided pursuant to a compensation and services agreement between us and Majestic Property.

In 2025, pursuant to the compensation and services agreement, we paid Majestic Property approximately $3.6 million for the Services plus $350,000 for our share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies. Included in the $3.6 million is $1.6 million for property management services—the amount for the property management services is based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by us from net lease tenants and operating lease tenants, respectively. We do not pay Majestic Property for property management services with respect to properties managed by third parties. Based on our portfolio of properties at December 31, 2025, we estimate that the property management fee in 2026 will be approximately $1.7 million.

We provide a competitive benefits program to help meet the needs of our employees. In addition to salaries, the program includes annual cash bonuses, stock awards, contributions to a pension plan, healthcare and insurance benefits, health savings accounts, paid time off and family leave. Employees are given regular opportunities to participate in professional development programs, and we work with our employees to help them meet their personal and family needs. Most of our employees have a long tenure with us, which we believe is indicative of their satisfaction with our work environment.

Information about our Executive Officers

Set forth below is a list of our executive officers whose terms expire at our 2026 annual board of directors’ meeting. The business history of our executive officers, who are also directors, will be provided in our proxy statement to be filed with the SEC not later than April 30, 2026:

NAME	AGE	POSITION WITH THE COMPANY
Matthew J. Gould*	66	Chairman of the Board
Fredric H. Gould*	90	Vice Chairman of the Board
Patrick J. Callan, Jr.	63	President, Chief Executive Officer and Director
Lawrence G. Ricketts, Jr.	49	Executive Vice President and Chief Operating Officer
Jeffrey A. Gould*	60	Senior Vice President and Director
Isaac Kalish**	50	Senior Vice President and Chief Financial Officer
David W. Kalish**	78	Senior Vice President—Finance
Mark H. Lundy	63	Senior Vice President
Israel Rosenzweig	78	Senior Vice President
Richard M. Figueroa	58	Senior Vice President
Justin Clair	43	Executive Vice President
Mili Mathew	42	Vice President—Finance and Chief Accounting Officer
Alysa Block	65	Treasurer
*	Matthew J. Gould and Jeffrey A. Gould are Fredric H. Gould’s sons.
**	Isaac Kalish is David W. Kalish’s son.

Lawrence G. Ricketts, Jr. Mr. Ricketts has been our Chief Operating Officer since 2008, Executive Vice President since 2006 and served as Vice President from 1999 through 2006.

Isaac Kalish. Mr. Kalish has served as our Chief Financial Officer since 2024 as Senior Vice President since 2023 and as Vice President from 2013 through 2023. He has served as Treasurer of the managing general partner of Gould Investors since 2013 and as its Assistant Treasurer from 2012, as Senior Vice President since 2024, as Vice President and Treasurer of BRT Apartments Corp. since 2013 and 2014, respectively, and as its Assistant Treasurer from 2009 through 2013. He is a certified public accountant.

David W. Kalish. Mr. Kalish has served since 2024 as our Senior Vice President-Finance, and from 1990 to 2024, as Chief Financial Officer and Senior Vice President. Since 1998, he has served as Senior Vice President, Finance and from 1990 to 1998, as Chief Financial Officer of BRT Apartments. Since 1990, he has served as Senior Vice President and Chief Financial Officer of the managing general partner of Gould Investors. Mr. Kalish is a certified public accountant.

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

Justin Clair. Mr. Clair has served as Executive Vice President since 2024, as Senior Vice President—Acquisitions from 2019 through 2024, as Vice President from 2014 through 2019, as Assistant Vice President from 2010 through 2014, and has been employed by us since 2006.

Mili Mathew. Ms. Mathew has served as Chief Accounting Officer since 2024, Vice President—Finance, since 2023, as Assistant Vice President—Financial, from 2020 through 2023, and has been employed by us since 2014. Ms. Mathew is a certified public accountant.

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

Substantially all of our revenue and operating cash flow is derived from rent paid by our tenants pursuant to leases. As of December 31, 2025, the following leases expire during the periods indicated:

	Number of		Percentage of
Leases Expiring December 31,	Leases	2026 Base Rent	2026 Base Rent
2026 (a)	12	$2,567,000	3.1
2027	34	15,141,000	18.3
2028	24	13,228,000	16.0
2029	20	11,792,000	14.3
2030	25	12,606,000	15.2
2031	15	9,160,000	11.1
(a)We believe or have been advised that tenants with respect to three leases, or $553,000 of 2026 base rent, intend to allow their leases to expire.

If our tenants, and in particular, our significant tenants, (i) do not renew their leases upon lease expiration, (ii) default on their obligations or (iii) seek rent relief, lease renegotiation or other accommodations, our revenues would decline and, in certain cases, co-tenancy provisions (i.e., a tenant’s right to reduce their rent or terminate their lease if certain key tenants vacate a property) may be triggered possibly allowing other tenants at the same property to reduce their rental payments or terminate their leases. At the same time, we would remain responsible (and with respect to single tenant properties (i.e., properties at which such tenant is the sole lessee) solely responsible), for the payment of the mortgage obligations with respect to the related properties, would become responsible for the operating expenses (e.g., real estate taxes, maintenance and insurance) related to these properties, and, in the event of tenant defaults, would incur expenses in enforcing our rights as landlord. We may find it difficult to find replacement tenants, especially with respect to properties that have unusual configurations, such as our theaters (i.e., Regal Cinemas) and a health and fitness center (i.e., LA Fitness) which account in the aggregate for $2.2 million, or 2.7%, of 2026 base rent. Even if we find replacement tenants or renegotiate leases with current tenants, the terms of the new or renegotiated leases, after giving effect to tenant concessions or the cost of required renovations/reconfigurations may be less favorable than current lease terms and could reduce the amount of cash available to meet expenses and pay dividends. If we are unable to re-rent properties on favorable terms with respect to properties at which tenants do not renew their leases at lease expiration or default on their rent obligation, and our results of operations, cash flow and financial condition will be adversely affected.

Approximately 21.7% of our 2026 base rent is derived from six tenants. The default, financial distress or failure of any of these tenants, or such tenant’s determination not to renew or extend their lease, would significantly reduce our revenues.

FedEx, Northern Tool, NARDA Holdings, Inc., Havertys, Ferguson and Toro Company account for approximately 5.0%, 3.8%, 3.7%, 3.1%, 3.1% and 3.0%, respectively, of our 2026 base rent, and the weighted average remaining lease term for such tenants is 2.2 years, 3.3 years, 7.7 years, 3.0 years, 1.6 years and 3.0 years, respectively. The default, financial distress or bankruptcy of any of these or other significant tenants or such tenant’s determination not to renew or extend their lease, would significantly reduce our revenues, would cause interruptions in the receipt of, or the loss of, a significant amount of rental income and would require us to pay operating expenses (including real estate taxes) currently paid by the tenant. This could also result in the vacancy of the property or properties occupied by the defaulting or non-renewing tenant, which would significantly reduce our rental revenues and net income until the re-rental of the property or properties and could decrease the ultimate sale value of the property.

The concentration of our properties in certain states makes our revenues and the value of our portfolio vulnerable to adverse changes in local economic conditions.

Approximately 51.5% of our 2026 base rent is derived from properties located in six states — South Carolina (12.8%), Pennsylvania (10.8%), New York (8.5%), Texas (7.1%), Iowa (6.6%) and Alabama (5.7%). As a result, a decline in the economic conditions in these states or in regions where our properties are concentrated, may have an adverse effect on the rental and occupancy rates for, and the property values of, these properties, which could lead to a reduction of our rental income and/or impairment charges.

Our portfolio of properties is concentrated in the industrial and, to a lesser extent, the retail sector, and our business would be adversely affected by an economic downturn in such sectors.

Approximately 80.9% and 14.6% of our 2026 base rent is derived from industrial and retail tenants, respectively, and we are vulnerable to economic declines that negatively impact these sectors of the economy, which would have an adverse effect on our results of operations, liquidity and financial condition.

Write-offs of unbilled rent receivables and intangible lease assets will reduce our net income, total assets and stockholders’ equity and may result in breaches of financial covenants under our credit facility.

At December 31, 2025, the aggregate of our unbilled rent receivable and intangible lease assets is $42.8 million (including $25.5 million of intangible lease assets): six tenants (i.e., NARDA Holdings, Inc., Superior Third Party Logistics, Inc., The Lion Brewery, Charter Next Generation, Inc., Northern Tool, and Famous Footwear) account for 27.5% of such sum. We are required to assess the collectability of our unbilled rent receivables and the remaining useful lives of our intangible lease assets. Such assessments, which are highly subjective, take into consideration, among other things, a tenant’s payment history, financial condition, and the likelihood of collectability of future rent.  If we determine that the collectability of a tenant’s unbilled rent receivable is not probable or that the useful life of a tenant’s intangible lease asset has changed, write-offs would be required.  Such write-offs result in a reduction of our net income, total assets and stockholders’ equity and in certain circumstances may result in the breach of our financial covenants under the credit facility.

Declines in the value of our properties could result in impairment losses.

When we are presented with indicators of impairment in the value of a particular property or group of properties, we are required to perform an impairment analysis for such property or properties. When we determine that any of our properties at which indicators of impairment exist have undiscounted cash flows below the net book value of such property, we are required to recognize an impairment charge for the difference between the fair value and the book value during the quarter in which we make such determination. Impairment losses, such as the impairment losses of $4.6 million and $1.1 million we recognized in 2025 and 2024, respectively, reduce our total assets, stockholder’s equity and net income.

Our ability to fully control the maintenance of our properties may be limited.

Generally, the tenants are responsible for maintenance and other day-to-day management of the properties. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance or other liabilities once the property is no longer leased. While we visit our properties on an intermittent basis, these visits are not comprehensive inspections and deferred maintenance items may go unnoticed. Although our leases generally provide for recourse against the tenant for failure to maintain the property, a bankrupt or financially-troubled tenant may be more likely to defer maintenance, and it may be difficult to recover the cost of such repairs from such a tenant.

Traditional retail tenants account for 14.6% of our 2026 base rent and the competition that such tenants face from e-commerce retail sales could adversely affect our business.

Approximately 14.6% of our 2026 base rent is derived from retail tenants, including 3.8% from tenants engaged in selling furniture (i.e., Havertys Furniture accounts for 3.1% of 2026 base rent). Because e-commerce retailers (unlike “bricks and mortar” or “traditional” retailers) may be able to provide customers with better pricing and the ease, comfort and safety of shopping from their home or office, our retail tenants face extensive competition from e-commerce retailers. E-commerce sales decrease the need for traditional retail outlets and reduce retailers’ space and property requirements. This adversely impacts our ability to rent space at our retail properties and increases competition for retail tenants thereby reducing the rent we would receive at these properties and adversely affecting our results of operations, cash flow and financial condition.

Risks Related to Our Financing Activities, Indebtedness and Capital Resources

If we are unable to refinance our mortgage loans at maturity, we may be forced to sell properties at disadvantageous terms, which would result in the loss of revenues and in a decline in the value of our portfolio.

We had, as of December 31, 2025, $522.5 million in mortgage debt outstanding (all of which is non-recourse subject to standard carve-outs). The risks associated with our mortgage debt, include the risks that cash flow from properties securing the indebtedness and our available cash and cash equivalents will be insufficient to meet required payments of principal and interest.

Generally, only a portion of the principal of our mortgage indebtedness will be repaid prior to or at maturity and we do not plan to retain sufficient cash to repay such indebtedness at maturity. Accordingly, to meet these obligations if they cannot be refinanced at maturity, we will have to use funds available under our credit facility, if any, and our available cash and cash equivalents to pay our mortgage debt or seek to raise funds through the financing of unencumbered properties, sale of properties or the issuance of additional equity. From 2026 through 2030, approximately $237.3 million of mortgage debt outstanding as of December 31, 2025, matures. Our cash flow from operations will be insufficient to repay all maturing mortgage debt when payments become due, and we may be forced to dispose of properties on disadvantageous terms or convey properties secured by mortgages to the mortgagees, which would lower our revenues and the value of our portfolio.

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

Interest rates have been volatile as the interest rate on the ten-year treasury notes ranged from 3.26% to 5.02% during the three years ended December 31, 2025. At February 27, 2026, the interest rate on such notes was 3.95%. The following table sets forth, as of December 31, 2025, the principal balance of the mortgage payments due at maturity on our properties and the weighted average interest rate thereon (dollars in thousands):

	Principal
	Balances	Weighted Average
	Due at	Interest Rate
Year	Maturity	Percentage
2026	$17,767	3.93
2027	38,525	3.64
2028	30,155	4.64
2029	79,386	4.41
2030	71,429	5.43
2031 and thereafter	215,245	5.32

If we are required to refinance mortgage debt that matures over the next several years at higher interest rates than such mortgage debt currently bears, our net income will decline and the funds available for dividends will be reduced.

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

If we are unable to renew or replace our credit facility which expires on December 31, 2026, we will be adversely affected as we will be limited in our ability to acquire properties and will be forced to immediately repay the debt outstanding thereunder.

At February 27, 2026, $30.0 million was outstanding on our credit facility. The facility expires on December 31, 2026 at which time we will be obligated, unless the facility is renewed or replaced, to repay all amounts outstanding thereunder. We will not have sufficient cash to repay the facility at such time and would be forced to sell properties or find alternative sources of funding, potentially on disadvantageous terms, to fund the repayment of such obligations. Further, the facility enhances our ability to acquire properties on an expedited basis; the unavailability of the facility or a similar source of immediately available funds would limit our ability to acquire properties.

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

Real estate investments are relatively illiquid. Therefore, we will be limited in our ability to reconfigure our real estate portfolio in response to economic changes. We may encounter difficulty in disposing of properties when tenants vacate either at the expiration of the applicable lease or otherwise. If we decide to sell any of our properties, our ability to sell these properties and the prices we receive on their sale may be affected by many factors, including the number of potential buyers, the number of competing properties on the market and other market conditions, as well as whether the property is leased and if it is leased, the terms thereof. As a result, we may be unable to sell our properties for an extended period of time without incurring a loss, which would adversely affect our results of operations, liquidity and financial condition.

Uninsured and underinsured losses may affect the revenues generated by, the value of, and the return from a property affected by a casualty or other claim.

Generally, our tenants’ are required to obtain, for our benefit, comprehensive insurance covering our properties in amounts that are intended to be sufficient to provide for the replacement of the improvements at each property. However, the amount of insurance coverage maintained for any property may be insufficient (i) to pay the full replacement cost of the improvements at the property following a casualty event or (ii) if coverage is provided pursuant to a blanket policy and the tenant’s other properties are subject to insurance claims. In addition, the rent loss coverage under the policy may not extend for the full period of time that a tenant may be entitled to a rent abatement as a result of, or that may be required to complete restoration following, a casualty event. In addition, there are certain types of losses, such as those arising from earthquakes, floods, hurricanes and terrorist attacks, that may be uninsurable or that may not be economically insurable. Changes in zoning, building codes and ordinances, environmental considerations and other factors also may make it impossible or impracticable for us to use insurance proceeds to replace damaged or destroyed improvements at a property. If restoration is not or cannot be completed to the extent, or within the period of time, specified in certain of our leases, the tenant may have the right to terminate the lease. If any of these or similar events occur, it may reduce our revenues, the value of, or our return from, an affected property.

We have been, and will continue to be, subject to significant competition and we may not be able to compete successfully for investments.

We have faced, and will continue to face, significant competition for opportunities to acquire industrial properties. Our competitors include publicly-traded REITs, non-traded REITs, insurance companies, commercial and investment banking firms, private institutional funds, hedge funds, private equity funds and other investors, many of whom have greater financial and other resources than we have. We may not be able to compete successfully for investments. If we pay higher prices for investments, our returns may be lower and the value of our assets may not increase or may decrease significantly below the amount we paid for such assets. If such events occur, we may experience lower returns on our investments.

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

From time to time we have entered into transactions with persons and entities affiliated with us and with certain of our officers and directors. Such transactions involve a potential conflict of interest and entail a risk that we could have obtained more favorable terms if we had entered into such transaction with an unaffiliated third party. We are a party to a compensation and services agreement with Majestic Property effective as of January 1, 2007, as amended. Pursuant to the compensation and services agreement, we pay an annual fee to Majestic Property which provides us with the Services. See “Item 1. Business—Human Capital Resources”. In 2025 we paid, and in 2026 we anticipate paying, Majestic Property, (i) a fee of $3.6 million and $3.8 million, respectively, and (ii) $350,000 and $368,000, respectively, for our share of all direct office expenses, including rent, telephone, postage, computer services, supplies, and internet usage. We also obtain our property insurance in conjunction with Gould Investors, an affiliated entity, and in 2025, reimbursed Gould Investors $3.0 million for our share of the insurance premiums paid by Gould Investors. At December 31, 2025, Gould Investors beneficially owns approximately 10.5% of our outstanding common stock and certain of our senior executive officers are also executive officers of the managing general partner of Gould Investors.

Our senior management and other key personnel, including those performing services on a part-time basis, are critical to our business and our future success depends on our ability to retain them.

We depend on the services of Matthew J. Gould, chairman of our board of directors, Fredric H. Gould, vice chairman of our board of directors, Patrick J. Callan, Jr., our president and chief executive officer, Lawrence G. Ricketts, Jr., our executive vice president and chief operating officer, Isaac Kalish, our chief financial officer and senior vice president and David W. Kalish, our senior vice president-finance, and other members of senior management to carry out our business and investment strategies. Of the foregoing executive officers, only Messrs. Callan and Ricketts devote all of their business time to us. Other members of senior management provide services to us either on a full-time or part-time, as-needed basis. The loss of the services of any of our senior management or other key personnel, the inability or failure of the members of senior management providing services to us on a part-time basis to devote sufficient time or attention to our activities or our inability to recruit and retain qualified personnel in the future, could impair our ability to carry out our business and investment strategies.

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

Our business may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the real estate industry as a whole and/or the local economies in the markets in which our properties are located. Such adverse conditions may be due to, among other issues, rising inflation and interest rates, volatility in the public equity and debt markets, labor market challenges and international economic and other conditions, including pandemics, geopolitical instability, sanctions and other conditions beyond our control. These current conditions, or similar conditions existing in the future, may adversely affect our results of operations, financial condition and ability to pay dividends as a result of one or more of the following, among other potential consequences:

●	the financial condition of our tenants may be adversely affected, which may result in lower rents or tenant defaults;
●	current or potential tenants may delay or postpone entering into long-term net leases with us;
●	the ability to borrow on acceptable terms and conditions may be limited or unavailable, which could reduce our ability to pursue acquisitions, dispositions and refinance existing debt, reduce our returns from acquisition and disposition activities, increase our future interest expense and reduce our ability to make cash distributions to our stockholders;
●	our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions;
●	the recognition of impairment charges on or reduced values of our properties, which may adversely affect our results of operations or limit our ability to dispose of assets at attractive prices and may reduce the availability of financing;
●	our line of credit lenders could refuse to fund their financing commitment to us, or could fail, and we may not be able to replace the financing commitment of any such lenders on favorable terms, or at all; and
●	one or more counterparties to our derivative financial instruments could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.

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

Artificial intelligence and other machine learning techniques could increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict.

The use of artificial intelligence (“AI”) by us and others, and the overall adoption of AI throughout society, may exacerbate or create new and unpredictable competitive, operational, legal and regulatory risks to our business. There is substantial uncertainty about the extent to which AI will result in dramatic changes throughout the world, and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes. These changes could potentially disrupt, among other things, our business and operational processes. Our competitors may be more successful than us in the development and implementation of services and platforms based on AI to improve their operations. If we are unable to adequately use AI, or do so at a slower pace than others in our industry, we will be at a competitive disadvantage.

If the data we, or third parties whose services we rely on and over whom we have limited oversight, use in connection with the possible development or deployment of AI is incomplete, inadequate or biased in some way, the performance of our business could suffer. Data in technology that uses AI may contain a degree of inaccuracy and error, which could result in flawed decision-making on our part and other service providers. This could reduce the effectiveness of AI technologies and adversely impact us and our operations to the extent that we rely on the AI's work product. There is also a risk that we or our service providers may improperly disclose confidential information, including material non-public information or personally identifiable information, into AI applications, resulting in such information becoming a part of a dataset that is accessible by third parties.

Our and our service providers use of AI may require compliance with legal or regulatory frameworks that are not fully developed or tested, and we may face litigation and regulatory actions related to our or our service providers use of AI.

Actual or threatened epidemics, pandemics, outbreaks, or other public health crises may adversely affect our tenants’ financial condition and the profitability of our properties.

Our business and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the COVID-19 pandemic. A severe public health crisis could disrupt our business and materially adversely affect our financial condition, results of operations and ability to pay distributions to our stockholders. Further, the impact of a widespread public health emergency may have the effect of exacerbating many of the other risks described in this Annual Report.

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

We have deployed various safeguards designed to protect our information technology (“IT”) systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls. At the management level, these cybersecurity defense systems are overseen by our network administrator who performs services for us on a part-time basis pursuant to the compensation and services agreement. Our network administrator has more than 20 years of experience with IT systems and holds various IT certifications. Our network administrator reports to, and is in regular contact with, our Chief Financial Officer and Senior Vice President-Finance. These officers do not have formal IT or cybersecurity training. In the event of a cybersecurity incident, among other things, the network administrator and these officers would consult with one another and, as needed or appropriate, other members of management to determine the appropriate course of action (including whether such incident should be reported to other members of management and/or the audit committee and whether public disclosure should, or is required to, be made).

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

Our Properties

As of December 31, 2025, we own 103 properties with an aggregate net book value of $777.6 million. Our occupancy rate, based on square footage, was 98.5%, 99.2% and 98.8% as of December 31, 2025, 2024 and 2023, respectively. The following table details, as of December 31, 2025, certain information about our properties (except as otherwise indicated, each property is tenanted by a single tenant):

		Percentage of	Building	2026 Base Rent
Location	Type of Property	2026 Base Rent	Square Feet	per Square Foot
Fort Mill, SC	Industrial	3.8	701,595	$4.53
Hauppauge, NY	Industrial	3.7	201,614	$15.35
Baltimore, MD	Industrial	3.1	367,000	$6.87
El Paso, TX	Industrial	3.0	419,821	$5.89
Fort Mill, SC	Industrial	2.9	303,188	$7.79
Royersford, PA (1)	Retail	2.9	194,600	$12.31
Council Bluffs, IA (2)	Industrial	2.7	302,347	$7.36
Lebanon, TN	Industrial	2.6	540,200	$3.96
Council Bluffs, IA (3)	Industrial	2.4	236,324	$8.30
Delport, MO (3)	Industrial	2.2	339,094	$5.43
Theodore, AL (3)	Industrial	2.1	203,571	$8.53
Pittston, PA	Industrial	1.9	249,600	$6.16
Theodore, AL (3)	Industrial	1.9	168,015	$9.14
Blythewood, SC	Industrial	1.9	210,600	$7.28
Oakdale, MN	Industrial	1.9	199,919	$7.54
El Paso, TX (4)	Retail	1.8	110,179	$13.70
McCalla, AL	Industrial	1.7	294,000	$4.90
Brooklyn, NY	Other	1.6	66,000	$20.39
Moorestown, NJ	Industrial	1.6	219,881	$5.81
Ankeny, IA (3)	Industrial	1.5	208,234	$6.08
Lowell, AR	Industrial	1.5	248,370	$4.95
Englewood, CO	Industrial	1.3	63,882	$17.31
Bakersfield, CA	Industrial	1.3	218,116	$4.80
Joppa, MD	Industrial	1.2	258,710	$3.97
Tucker, GA	Other	1.2	58,800	$17.45
Blythewood, SC (3)	Industrial	1.2	177,665	$5.77
Pennsburg, PA (3)	Industrial	1.2	291,203	$3.50
Wichita, KS	Industrial	1.2	138,000	$7.14
Dalton, GA	Industrial	1.2	212,740	$4.59
Nashville, TN (2)	Industrial	1.2	99,500	$9.53
Huntersville, NC	Industrial	1.1	78,319	$11.95
Indianapolis, IN	Industrial	1.1	125,622	$7.34
Greenville, SC (2)	Industrial	1.1	142,200	$6.35
Greenville, SC (2)	Industrial	1.0	128,000	$6.44
Lehigh Acres, FL (3)	Industrial	1.0	103,044	$7.88
Ronkonkoma, NY (3)	Industrial	0.9	90,599	$8.53
Green Park, MO	Industrial	0.9	119,680	$6.02
New Hyde Park, NY	Industrial	0.9	38,000	$18.92
Greensboro, NC	Other	0.8	61,213	$11.41
Ashland, VA	Industrial	0.8	88,003	$7.89
Memphis, TN	Industrial	0.8	224,749	$3.00
Louisville, KY	Industrial	0.8	125,370	$5.34
Chandler, AZ	Industrial	0.8	62,121	$10.65
Sewickley, PA (2)	Industrial	0.8	89,268	$7.41
Bensalem, PA (5)	Industrial	0.8	85,663	$7.54
Moorestown, NJ	Industrial	0.8	64,000	$10.05
Northwood, OH (3)	Industrial	0.8	123,500	$5.14
Northwood, OH (6)	Industrial	0.7	126,990	$4.86
Omaha, NE	Industrial	0.7	101,584	$6.03

		Percentage of	Building	2026 Base Rent
Location	Type of Property	2026 Base Rent	Square Feet	per Square Foot
Pinellas Park, FL	Industrial	0.7	53,064	$11.43
Melville, NY	Industrial	0.7	51,351	$11.79
Sewickley, PA (7)	Industrial	0.7	81,520	$7.73
Monroe, NC	Industrial	0.7	93,170	$6.23
Shakopee, MN	Industrial	0.7	114,000	$5.08
Champaign, IL (3)	Retail	0.7	50,940	$11.36
Greenville, SC	Industrial	0.7	88,800	$6.48
Sewickley, PA	Industrial	0.7	70,449	$7.57
Saco, ME	Industrial	0.6	131,400	$4.01
Cedar Park, TX	Retail	0.6	50,810	$10.00
St. Louis Park, MN (8)	Retail	0.6	131,710	$15.00
Fort Myers, FL	Industrial	0.6	52,710	$9.55
Durham, NC	Industrial	0.6	46,181	$10.61
Tyler, TX	Retail	0.6	72,000	$6.75
Lake Charles, LA (9)	Retail	0.6	54,229	$11.23
Rincon, GA	Industrial	0.6	95,000	$5.06
Indianapolis, IN	Other	0.6	57,688	$8.28
Plymouth, MN	Industrial	0.6	82,565	$5.69
New Hope, MN (2)	Industrial	0.6	123,892	$3.71
Albuquerque, NM	Industrial	0.5	63,421	$7.05
Highland Ranch, CO (3)	Retail	0.5	42,920	$10.39
Deptford, NJ	Retail	0.5	25,358	$16.90
El Paso, TX	Retail	0.5	25,000	$16.72
Hillside, IL (3)	Industrial	0.5	60,832	$6.84
Sewickley, PA (10)	Industrial	0.5	55,704	$7.35
Richmond, VA	Retail	0.5	38,788	$10.53
Amarillo, TX	Retail	0.5	72,027	$5.64
Savannah, GA	Industrial	0.5	35,249	$10.96
Lexington, KY	Retail	0.5	30,173	$12.48
Sewickley, PA (11)	Industrial	0.4	60,304	$9.80
LaGrange, GA	Industrial	0.4	80,000	$4.48
Newport News, VA (12)	Retail	0.4	49,865	$7.09
Sewickley, PA	Industrial	0.4	40,195	$8.49
Naples, FL	Retail	0.4	15,912	$20.57
Somerville, MA	Retail	0.4	12,054	$25.72
Sewickley, PA (13)	Industrial	0.4	—	$—
Selden, NY	Retail	0.4	14,555	$21.00
Crystal Lake, IL	Retail	0.3	32,446	$8.25
Chandler, AZ	Industrial	0.3	25,035	$9.87
Hyannis, MA	Retail	0.3	9,750	$24.85
Lexington, KY	Industrial	0.3	74,150	$3.25
Chicago, IL	Retail	0.3	23,939	$9.09
Everett, MA	Retail	0.3	18,572	$11.43
Marston, MA	Retail	0.2	8,775	$22.00
Myrtle Beach, SC	Other	0.2	6,734	$27.88
Monroeville, PA	Retail	0.2	6,051	$28.99
West Palm Beach, FL	Industrial	0.2	10,634	$15.34
Batavia, NY	Retail	0.2	23,483	$6.60
Cuyahoga Falls, OH	Retail	0.1	6,796	$17.21
South Euclid, OH	Retail	0.1	11,672	$9.94
Seattle, WA	Retail	0.1	3,053	$27.50
Rosenberg, TX	Retail	0.1	8,000	$10.20
Louisville, KY	Industrial	0.1	9,642	$7.38
Cary, NC (14)	Retail	—	33,490	$—
		100.0	11,816,751

(1)	This property, a community shopping center, is leased to 11 tenants. Base rent per square foot excludes 3,125 square feet of vacant space.
(2)	This property has three tenants.
(3)	This property has two tenants.
(4)	This property has four tenants. Base rent per square foot excludes 2,395 square feet of unleasable vacant space.
(5)	This property has three tenants. Base rent per square foot excludes 143 square feet of unleasable vacant space.
(6)	This property has five tenants.
(7)	This property has four tenants. Base rent per square foot excludes 4,642 square feet of vacant space.
(8)	Base rent per square foot excludes 98,059 square feet of vacant space.
(9)	This property has two tenants. Base rent per square foot excludes 11,248 square feet of vacant space.
(10)	This property has four tenants.
(11)	This property has three tenants. Base rent per square foot excludes 23,210 square feet of vacant space.
(12)	This property is anticipated to be sold in April 2026.
(13)	This property covers two parking lots leased to one tenant at an adjacent property.
(14)	The tenant’s lease at this property expired in May 2025. This property is anticipated to be sold in March 2026.

Geographic and Property Type Concentrations

As of December 31, 2025, the 103 properties owned by us are located in 30 states. The following table sets forth information, presented by state, related to our properties as of December 31, 2025:

	Number of		Percentage of	Building
State	Properties	2026 Base Rent	2026 Base Rent	Square Feet
South Carolina	8	$10,590,000	12.8	1,758,782
Pennsylvania	12	8,945,000	10.8	1,224,557
New York	7	6,999,000	8.5	485,602
Texas	7	5,849,000	7.1	757,837
Iowa	3	5,477,000	6.6	746,905
Alabama	3	4,712,000	5.7	665,586
Tennessee	3	3,758,000	4.5	864,449
Maryland	2	3,550,000	4.3	625,710
Minnesota	5	3,520,000	4.3	652,086
Georgia	5	3,228,000	3.9	481,789
North Carolina	5	2,705,000	3.3	312,373
Missouri	2	2,562,000	3.1	458,774
Florida	5	2,412,000	2.9	235,364
New Jersey	3	2,350,000	2.8	309,239
Colorado	2	1,552,000	1.9	106,802
Ohio	4	1,485,000	1.8	268,958
Illinois	4	1,480,000	1.8	168,157
Virginia	3	1,456,000	1.8	176,656
Indiana	2	1,400,000	1.7	183,310
Kentucky	4	1,358,000	1.6	239,335
Arkansas	1	1,231,000	1.5	248,370
California	1	1,046,000	1.3	218,116
Kansas	1	985,000	1.2	138,000
Massachusetts	4	958,000	1.2	49,151
Arizona	2	908,000	1.1	87,156
Nebraska	1	612,000	0.7	101,584
Maine	1	527,000	0.6	131,400
Louisiana	1	483,000	0.6	54,229
New Mexico	1	447,000	0.5	63,421
Washington	1	84,000	0.1	3,053
	103	$82,669,000	100.0	11,816,751

The following table sets forth information, presented by property type, related to our properties as of December 31, 2025:

	Number of	Number of	Building		Percentage of
Type of Property	States	Properties	Square Feet	2026 Base Rent	2026 Base Rent
Industrial	27	69	10,389,169	$66,896,000	80.9
Retail	15	29	1,177,147	12,037,000	14.6
Other	5	5	250,435	3,736,000	4.5
		103	11,816,751	$82,669,000	100.0

Mortgage Debt

At December 31, 2025, we had:

●	61 first mortgages secured by 69 of our 103 properties; and

●	$522.5 million of mortgage debt outstanding with a weighted average interest rate of 4.88% and a weighted average remaining term to maturity of approximately 5.8 years. Substantially all of such mortgage debt bears fixed interest at rates ranging from 3.05% to 6.42% and contains prepayment penalties.

The following table sets forth scheduled principal mortgage payments due on our properties as of December 31, 2025 (dollars in thousands):

Principal
Year	Payments Due
2026	$28,875
2027	48,676
2028	39,671
2029	86,839
2030	77,898
Thereafter	240,542
Total	$522,501

The mortgages on our properties are generally non-recourse, subject to standard carve-outs.

Item 3. Legal Proceedings.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange under the symbol “OLP.” As of February 27, 2026, there were approximately 225 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

As of February 27, 2026, we are authorized to repurchase up to $8.1 million of shares of our common stock through, among other things, open-market or privately negotiated transactions. There is no stated expiration date for our stock repurchase program. We did not repurchase any shares of our common stock in 2025.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a self-administered and self-managed REIT focused on acquiring, owning and managing a geographically diversified portfolio consisting primarily of industrial properties. As of February 1, 2026 and after giving effect to the ten industrial properties we acquired in January 2026, we own 113 properties with approximately 12.5 million square feet, including 79 industrial properties with approximately 11.0 million square feet, and we anticipate that our industrial properties will generate approximately 81.6% of our 2026 base rent.

General Challenges and Uncertainties

In addition to the challenges and uncertainties described under “Cautionary Note Regarding Forward-Looking Statements”, and “Item 1A. Risk Factors”, we, among other things, face additional challenges and uncertainties, including the possibility we will not be able to: lease our properties on terms favorable to us or at all; collect amounts owed to us by our tenants; renew or re-let, on acceptable terms, leases that are expiring or otherwise terminating; acquire or dispose of properties on acceptable terms; or grow, through acquisitions or otherwise, our property portfolio so as to generate additional rental and net income. If we are unable to address these challenges successfully, we may be unable to sustain our current level of dividend payments.

Other than with respect to our continuing focus on acquiring industrial properties, we generally seek to manage the risk of our real property portfolio and the related financing arrangements by (i) diversifying among locations, tenants, scheduled lease expirations, mortgage maturities and lenders, and (ii) minimizing our exposure to interest rate fluctuations. As a result, as of December 31, 2025:

●	our 2026 base rent is derived from the following property types: 80.9% from industrial, 14.6% from retail and 4.5% from other properties,
●	there are two states with properties that account for more than 10% of 2026 base rent (i.e., South Carolina at 12.8% and Pennsylvania at 10.8%) and six states with properties that account for 5% or more of 2026 base rent,
●	there is one tenant at five properties that accounts for 5% of 2026 base rent (i.e., FedEx at 5%),
●	the weighted average remaining term on our leases is 4.4 years,
●	the percentage of our 2026 base rent represented by expiring leases equals or exceeds 10% for each of 2027 through 2031 (i.e., 18.3% in 2027, 16.0% in 2028, 14.3% in 2029, 15.2% in 2030 and 11.1% in 2031),
●	the weighted average remaining term to maturity of our mortgage debt is 5.8 years and the weighted average interest rate thereon is 4.88%,
●	substantially all of our mortgage debt bears interest at fixed rates, and
●	in 2026, 2027 and 2028, 5.5%, 9.3% and 7.6%, respectively, of our total scheduled principal mortgage payments (i.e., amortization and balances due at maturity) is due.

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

We monitor, on an ongoing basis, our expiring leases and generally approach tenants with expiring leases (including those subject to renewal options) at least a year prior to lease expiration to determine their interest in renewing their leases. During the three years ending December 31, 2028, 70 leases for 64 tenants at 47 properties representing $30.9 million, or 37.4%, of 2026 base rent expire.

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

2025 Activities

In 2025, we:

●	acquired 13 industrial properties for an aggregate purchase price of $188.8 million, including $112.3 million in mortgage debt. These properties account for $12.5 million, or 15.1%, of our 2026 base rent and we anticipate that in 2026, these properties will generate $13.3 million of rental income (excluding tenant reimbursements), $8.4 million of depreciation and amortization expense and $6.5 million of interest expense.
●	sold ten properties (i.e., seven retail, a restaurant, a veterinary hospital and a property ground leased to a multi-unit apartment complex owner/operator) for an aggregate net sales proceeds of $58.9 million and an aggregate net gain on sale of real estate of $18.7 million. The properties sold accounted for $2.4 million, or 2.4%, and $4.5 million, or 5.0%, of 2025 and 2024 rental income, net, respectively.
●	sold two joint venture properties - our 50% share of the (i) net sales proceeds was $2.4 million and (ii) gain on sales was $991,000.

Recent Developments

We purchased, on January 29, 2026, a 637,633 square foot portfolio comprised of ten industrial properties (the “Portfolio Acquisition”) located in seven markets (i.e., Greensboro, North Carolina, Columbia, South Carolina, Birmingham, Alabama, Omaha, Nebraska, Oklahoma City, Oklahoma, Salt Lake City, Utah and Jackson, Mississippi) and leased to six tenants (i.e., Mondelez Global, Husqvarna U.S. Holdings, L&W Supply Corporation, Owens & Minor Distribution, Bimbo Bakeries USA, and HABE USA), for $56.7 million, including new mortgage debt on six of the properties of $17.0 million bearing an interest rate of 5.53% and maturing in 2033. We also borrowed $30.0 million from our credit facility (which bears a fluctuating interest rate of 5.45% at January 29, 2026) in connection with this purchase. We anticipate paying down our credit facility debt from the net proceeds of property sales and mortgage financing on two of the unencumbered properties included in the Portfolio Acquisition. As of January 29, 2026, the base rent in 2026 for these properties is approximately $2.8 million, and we estimate that after giving effect to anticipated lease renewals (as to which no assurance can be provided), the 2026 base rent for these properties will be approximately $3.6 million. We also estimate that in 2026, these properties will generate $2.6 million of interest expense (including $1.7 million of such expense from the credit facility assuming an interest rate of 5.45% and that $30.0 million remains outstanding thereon).

As of February 27, 2026, $30.0 million is outstanding under our credit facility bearing a floating rate of interest of 5.42% per year.

Pending Transactions

We entered into a contract in:

●	October 2025, to sell a vacant retail property located in Cary, North Carolina for $6.0 million. It is anticipated the (i) property will be sold in March 2026 and (ii) sale will result in a gain of approximately $2.5 million, which will be recognized as Gain on sale of real estate, net, in the consolidated statement of income for the quarter ending March 31, 2026. This property accounted for $192,000 and $460,000 of rental income, net, $93,000 and $93,000 of depreciation and amortization expense, and $45,000 and $110,000 of mortgage interest expense for 2025 and 2024, respectively.
●	January 2026, to sell a retail property located in Newport News, Virginia for $4.2 million. It is anticipated the (i) property will be sold in April 2026 and (ii) sale will result in a gain of approximately $1.3 million, which will be recognized as Gain on sale of real estate, net, in the consolidated statements of income for the three and six months ending June 30, 2026. This property accounted for $360,000 and $340,000 of rental income, net, and $115,000 and $113,000 of depreciation and amortization expense for 2025 and 2024, respectively.
●	January 2026, to purchase 14 acres of land for $800,000 adjacent to one of the Columbia, SC properties acquired in the Portfolio Acquisition.

Comparison of Years Ended December 31, 2025 and 2024

Results of Operations -

Revenues

The following table compares total revenues for the periods indicated:

	Year Ended December 31,		Increase
(Dollars in thousands)	2025	2024	(Decrease)	% Change
Rental income, net	$97,161	$90,313	$6,848	7.6
Lease termination fees	66	250	(184)	(73.6)
Total revenues	$97,227	$90,563	$6,664	7.4

Rental income, net.

The following table details the components of rental income, net, for the periods indicated:

	Year Ended December 31,		Increase
(Dollars in thousands)	2025	2024	(Decrease)	% Change
Acquisitions (a)	$12,489	$1,719	$10,770	626.5
Dispositions (b)	2,351	7,259	(4,908)	(67.6)
Same store (c)	82,321	81,335	986	1.2
Rental income, net	$97,161	$90,313	$6,848	7.6
(a)	The 2025 column represents rental income from properties acquired since January 1, 2024; the 2024 column represents rental income from properties acquired during the year ended December 31, 2024.
(b)	The 2025 column represents rental income from properties sold during the year ended December 31, 2025; the 2024 column represents rental income from properties sold since January 1, 2024.
(c)	Represents rental income from 87 properties that were owned for the entirety of the periods presented.

Changes at same store properties

The increase in same store rental income is due to increases of:

-	$1.5 million of rental income from various lease amendments and extensions at several properties,

-	$1.2 million of rental income due to new and/or replacement tenants at several properties, and

-	$422,000 in tenant reimbursements, of which $361,000 relates to insurance and common area maintenance expenses generally incurred in the same year.

The increase was offset by decreases in rental income of $2.0 million from leases that expired in 2024 and 2025 at several properties.

Lease Termination Fees

In 2024, a consolidated joint venture in Lakewood, Colorado, in which we held a 90% interest, received a lease termination fee of $250,000 from a tenant due to the early termination of its lease in connection with the sale of the related restaurant parcel. We anticipate recognizing, during the quarter ending March 31, 2026, aggregate lease termination fees of approximately $1.3 million, and that in the aggregate, we will replace such tenancies on economic terms more favorable to us than those of the terminating tenancies.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Year Ended December 31,		Increase
(Dollars in thousands)	2025	2024	(Decrease)	% Change
Operating expenses:
Depreciation and amortization	$27,196	$24,291	$2,905	12.0
Real estate expenses	19,878	17,904	1,974	11.0
General and administrative	16,267	15,388	879	5.7
Impairment losses	4,593	1,086	3,507	322.9
State tax expense	73	1	72	7,200.0
Total operating expenses	$68,007	$58,670	$9,337	15.9

Depreciation and amortization. The increase is due primarily to:

-	$4.7 million of such expense from the properties acquired in 2025 and 2024 (including $970,000 from the three properties acquired in 2024), and

-	$415,000 of depreciation from improvements at several same store properties.

The increase was offset by:

-	the inclusion, in 2024, of $1.3 million of such expense from the properties sold since January 1, 2024, and

-	a decrease, in 2025, of $959,000 related to tenant origination costs at several same store properties that prior to December 31, 2025 were fully amortized.

Real estate expenses.

The increase is primarily due to:

-	$2.0 million from properties acquired in 2025 and 2024 (including $529,000 from the properties acquired in 2024), and

-	aggregate increases of $1.0 million of real estate expenses (i.e., real estate taxes, insurance and common area maintenance expenses) for several same store properties, none of which was individually significant.

The increase was offset primarily by a $1.1 million decrease related to properties sold in 2024 and 2025.

A substantial portion of real estate expenses (i.e., $16.6 million and $14.8 million in 2025 and 2024, respectively) are rebilled to tenants and are included in Rental income, net, on the consolidated statements of income.

General and administrative. The increase in 2025 is due primarily to increases of (i) non-cash expense of $371,000 from the re-assessment of the achievability of performance metrics related to the RSUs and (ii) $208,000 due to higher levels of compensation and compensation-related expense. The balance of the increase is due to various factors, none of which was individually significant.

Impairment losses. During 2025, we recorded an aggregate impairment loss of $4.6 million at our St. Louis Park, Minnesota and Beachwood, Ohio properties. During 2024, we recorded a $1.1 million impairment loss at our former Hamilton, Ohio property. (See Note 5 to our consolidated financial statements).

Gain on sale of real estate, net

The following table lists the sold properties and related gains, net, for the periods indicated:

	Year Ended
	December 31,
(Dollars in thousands)	2025	2024
Retail property - Bluffton, South Carolina	$1,617	$—
Retail property - Port Clinton, Ohio	225	—
Land - Beachwood, Ohio (a)	135
Vacant retail property - Bolingbrook, Illinois	489	—
Veterinary hospital - Newark, Delaware	3,236	—
Retail property - Eugene, Oregon	2,497	—
Land parcel - Lakewood, Colorado (b)	2,849	—
Retail property - Gurnee, Illinois	1,023	—
Retail property - Greensboro, North Carolina	2,232	—
Multi-tenant retail stores - Lakewood, Colorado (b)	3,276	—
Restaurant property - Concord, North Carolina	1,154	—
Land and improvements - Lakewood, Colorado (b)	(44)	—
Restaurant parcel - Lakewood, Colorado (b)	—	1,784
Restaurant property - Kennesaw, Georgia	—	964
Industrial property - Miamisburg, Ohio	—	1,507
Retail property - Wichita, Kansas	—	1,884
Retail property - Lawrence, Kansas	—	43
Retail property - Cape Girardeau, Missouri (c)	—	978
Vacant retail property - Kennesaw, Georgia	—	2,072
Vacant health and fitness property - Hamilton, Ohio (d)	—	17
Vacant industrial property - Wauconda, Illinois	—	1,177
Retail property - Woodbury, Minnesota	—	921
Retail property - Hilliard, Ohio	—	224
Health and fitness property - Secaucus, New Jersey	—	6,436
Total Gain on sale of real estate, net	$18,689	$18,007
(a)	The Company recognized a $1,300 impairment loss in connection with the sale of this property in 2025. See Note 5 to our consolidated financial statements.

(b)	A multi-tenant shopping center in Lakewood, Colorado, which was owned through a consolidated joint venture in which we held a 90% interest (the “Colorado JV”), sold off the property from 2023 through 2025. The non-controlling interest’s share of the net gains on sales in 2025 and 2024 were $1,609 and $178, respectively.

(c)	This property was owned through a consolidated joint venture in which we had a 95% interest. The non-controlling interest’s share of this gain was $105.

(d)	The Company recognized a $1,086 impairment loss in connection with the sale of this property in 2024. See Note 5 to our consolidated financial statements.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Year Ended December 31,		Increase
(Dollars in thousands)	2025	2024	(Decrease)	% Change
Other income and expenses:
Equity in earnings of unconsolidated joint ventures	$101	$143	$(42)	(29.4)
Equity in earnings from sale of unconsolidated joint venture properties	991	—	991	n/a
Income on settlement of litigation	1,300	—	1,300	n/a
Other income	609	1,186	(577)	(48.7)
Interest:
Expense	(22,798)	(19,463)	3,335	17.1
Amortization and write-off of deferred financing costs	(1,005)	(968)	37	3.8

Equity in earnings from sale of unconsolidated joint venture properties. The 2025 results reflect our 50% share of the gain on the sales of our two Savannah, Georgia joint venture properties which were sold in August 2025. (See Note 7 to our consolidated financial statements).

Income on settlement of litigation. During the quarter ended December 31, 2025, we received $1.3 million in connection with the settlement of a lawsuit at our former Beachwood, Ohio property. (See Note 13 to our consolidated financial statements).

Other income. The change in 2025 is due to a decrease of $478,000 in interest income primarily from the decrease in amounts available for investment in short-term U.S. treasury bills.

Interest expense. The following table compares interest expense for the periods indicated:

	Year Ended December 31,		Increase
(Dollars in thousands)	2025	2024	(Decrease)	% Change
Interest expense:
Mortgage interest	$22,345	$19,209	$3,136	16.3
Credit line interest	453	254	199	78.3
Total	$22,798	$19,463	$3,335	17.1

Mortgage interest

The following table reflects the weighted average interest rate on the weighted average principal amount of outstanding mortgage debt during the applicable year:

	Year Ended December 31,		Increase
(Dollars in thousands)	2025	2024	(Decrease)	% Change
Weighted average principal amount	$466,825	$426,916	$39,909	9.3
Weighted average interest rate	4.75%	4.47%	0.28%	6.3

The increase in 2025 is due primarily to the increases in the weighted average principal amount of mortgage debt outstanding and weighted average interest rate. Among other things, the mortgages (i) that we refinanced generally bore a higher interest rate than the mortgages we paid off and (ii) obtained in connection with acquisitions generally bore a higher rate of interest than the mortgages on properties we sold.

We estimate that after giving effect to the Portfolio Acquisition, that mortgage interest expense in 2026 will be approximately $25.9 million.

Credit facility interest

During 2025, the weighted average interest rate was 6.07% and the weighted average principal amount outstanding was $3.4 million.

We estimate that after giving effects to the Portfolio Acquisition, that in 2026, interest expense on our credit facility will be approximately $1.7 million (assuming an interest rate of 5.45% as of January 29, 2026 and that there are no paydowns or drawdowns on the facility).

During 2024, there was no balance outstanding and the interest expense of $254,000 constitutes the unused facility fee.

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

The following tables provide a reconciliation of net income and net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO for the years indicated (dollars in thousands, except per share amounts):

	Year Ended
	December 31,
	2025	2024
GAAP net income attributable to One Liberty Properties, Inc.	$25,474	$30,417
Add: depreciation and amortization of properties	26,354	23,495
Add: our share of depreciation and amortization of unconsolidated joint ventures	18	22
Add: impairment losses	4,593	1,086
Add: amortization of deferred leasing costs	842	796
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	3	12
Deduct: gain on sale of real estate, net	(18,689)	(18,007)
Deduct: equity in earnings from sale of unconsolidated joint venture properties	(991)	—
Adjustments for non-controlling interests	1,567	206
NAREIT funds from operations applicable to common stock	39,171	38,027
Deduct: straight-line rent accruals and amortization of lease intangibles	(2,675)	(2,745)
Adjust: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	(32)	19
Deduct: other income and income on settlement of litigation	(1,410)	(110)
Deduct: lease termination fees	(66)	(250)
Add: amortization of restricted stock and RSU compensation	5,333	4,962
Add: amortization and write-off of deferred financing costs	1,005	968
Add: amortization of lease incentives	107	119
Add: amortization of mortgage intangible assets	137	137
Adjustments for non-controlling interests	(14)	30
Adjusted funds from operations applicable to common stock	$41,556	$41,157

	Year Ended
	December 31,
	2025	2024
GAAP net income attributable to One Liberty Properties, Inc.	$1.15	$1.40
Add: depreciation and amortization of properties	1.23	1.10
Add: our share of depreciation and amortization of unconsolidated joint ventures	—	—
Add: impairment losses	.21	.05
Add: amortization of deferred leasing costs	.04	.04
Add: our share of amortization of deferred leasing costs of unconsolidated joint ventures	—	—
Deduct: gain on sale of real estate, net	(.86)	(.84)
Deduct: equity in earnings from sale of unconsolidated joint venture properties	(.05)	—
Adjustments for non-controlling interests	.08	.02
NAREIT funds from operations per share of common stock (a)	1.80	1.77
Deduct: straight-line rent accruals and amortization of lease intangibles	(.13)	(.13)
Adjust: our share of straight-line rent accruals and amortization of lease intangibles of unconsolidated joint ventures	—	—
Deduct: lease termination fees	—	(.01)
Deduct: other income and income on settlement of litigation	(.06)	(.01)
Add: amortization of restricted stock and RSU compensation	.24	.23
Add: amortization and write-off of deferred financing costs	.05	.04
Add: amortization of lease incentives	—	.01
Add: amortization of mortgage intangible assets	.01	.01
Adjustments for non-controlling interests	—	—
Adjusted funds from operations per share of common stock (a)	$1.91	$1.91

(a) The weighted average number of diluted common shares used to compute FFO and AFFO applicable to common stock includes unvested restricted shares that are excluded from the computation of diluted EPS.

The $1.1 million, or 3.0%, net increase in FFO is due primarily to:

●	$6.8 million increase in rental income, net, and
●	$1.3 million proceeds from a litigation settlement.

Offsetting the increase is a:

●	$3.3 million increase in interest expense,
●	$2.0 million increase in real estate operating expenses,
●	$879,000 increase in general and administrative expenses,
●	$577,000 decrease in other income, and
●	$184,000 decrease in lease termination fee income.

See “—Comparison of Years Ended December 31, 2025 and 2024” for further information regarding these changes.

The $399,000, or 1.0%, net increase in AFFO is primarily due to the factors impacting FFO as described immediately above, including a $371,000 decrease (to $508,000) in general and administrative expenses due to the exclusion of the amortization of restricted stock and RSU compensation and excluding the (i) $1.3 million proceeds from a litigation settlement and (ii) $184,000 decrease in lease termination fee income.

See “—Comparison of Years Ended December 31, 2025 and 2024” for further information regarding these changes.

Comparison of Years Ended December 31, 2024 and 2023

As we qualify as a smaller reporting company, this comparison is omitted in accordance with Instruction 1 to Item 303(a) of Regulation S-K.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales. In 2025, we obtained approximately (i) $61.3 million of net proceeds from property sales (after giving effect to $7.5 million of mortgage debt repayments) and (ii) $129.0 million of proceeds from mortgage financings (after giving effect to $3.8 million of refinanced amounts). Our available liquidity at February 27, 2026 was approximately $78.5 million, including approximately $8.5 million of cash and cash equivalents (including the credit facility’s required $3.0 million average deposit maintenance balance) and, subject to borrowing base requirements, up to $70.0 million available under our credit facility.

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

The following table sets forth, as of December 31, 2025, information with respect to our mortgage debt that is payable from January 2026 through December 31, 2028:

(Dollars in thousands)	2026	2027	2028	Total
Amortization payments	$11,108	$10,151	$9,516	$30,775
Principal due at maturity	17,767	38,525	30,155	86,447
Total	$28,875	$48,676	$39,671	$117,222

We intend to make debt amortization payments from operating cash flow and, though no assurance can be given that we will be successful in this regard, generally intend to refinance, extend or payoff the mortgage loans which mature in 2026 through 2028. We intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash, proceeds from one or more property sales, the sale of our common stock and our credit facility (to the extent available).

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

Material Contractual Obligations

The following sets forth our material contractual obligations as of December 31, 2025:

	Payment due by period
	Less than			More than
(Dollars in thousands)	1 Year	1 ‑ 3 Years	4 ‑ 5 Years	5 Years	Total
Mortgages payable—interest and amortization	$35,941	$64,682	$48,432	$65,932	$214,987
Mortgages payable—balances due at maturity	17,767	68,680	150,815	215,245	452,507
Credit facility (a)	—	—	—	—	—
Purchase obligations (b)	4,806	9,616	9,229	55	23,706
Total	$58,514	$142,978	$208,476	$281,232	$691,200
(a)	At December 31, 2025, there was no balance outstanding on the credit facility and at February 27, 2026, $30,000 was outstanding on the credit facility. We anticipate paying down the facility in the next twelve months from the net proceeds of property sales and mortgage financings on two properties acquired in the Portfolio Acquisition. At December 31, 2025 and February 27, 2026, after giving effect to the facility’s borrowing base requirements, $100,000 and $70,000, respectively, was available to be borrowed. See “—Credit Facility”.
(b)	Assumes that approximately $4,170 will be payable annually during the next five years pursuant to the compensation and services agreement. Excludes (i) approximately $2,700 of capital expenditures to be incurred in the ordinary course of business in connection with tenant improvements, (ii) amounts required to acquire properties, (iii) subject to Board approval, $195,000 of dividend payments anticipated to be paid through December 31, 2030 (assuming no changes in the number of shares of common stock outstanding and the dividend rate from December 31, 2025).

As of December 31, 2025, we had $522.5 million of mortgage debt outstanding, all of which is non-recourse (subject to standard carve-outs). We expect that mortgage interest and amortization payments (excluding repayments of principal at maturity) of approximately $100.6 million due through 2028 will be paid primarily from cash generated from our operations. We anticipate that principal balances due at maturity through 2028 of $86.4 million will be paid primarily from cash and cash equivalents and mortgage financings and refinancings. If we are unsuccessful in refinancing our existing indebtedness or financing our unencumbered properties, our cash flow, funds available under our credit facility and available cash, if any, may not be sufficient to repay all debt obligations when payments become due, and we may need to issue additional equity, obtain long or short-term debt, or dispose of properties on unfavorable terms.

Credit Facility

Our credit facility provides that subject to borrowing base requirements, we can borrow up to $100.0 million for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $40.0 million and 40% of the borrowing base. See “—Liquidity and Capital Resources”. The facility matures December 31, 2026 and we anticipate that it will be renewed prior thereto. The facility bears interest equal to 30-day SOFR plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 275 basis points if such ratio is greater than 60%. The applicable margin was 175 basis points for each of 2025 and 2024. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. For 2025, the weighted average interest rate on the facility was approximately 6.07% and as of February 27, 2026, the rate on the facility was 5.42%.

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

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. Many of our leases contain provisions, including provisions providing for periodic fixed rate rent increases), intended to mitigate the impact of inflation. In addition, many of our leases require the tenant to pay, or reimburse us for our payment of, all or a majority of the property’s operating expenses, including real estate taxes, utilities, insurance and building repairs, which may also mitigate our risks associated with rising costs. However, these rent escalation or reimbursement provisions may not adequately offset the effects of inflation.

Inflation will also affect the overall cost of our floating rate debt (i.e., primarily debt incurred pursuant to our credit facility) and affects the mortgage debt we may incur in the future. (The interest rate risk associated with substantially all of our current mortgage debt is generally mitigated through long-term fixed interest rate loans). Increasing interest rates on acquisition mortgage debt limits the acquisition opportunities we can pursue and reduces the prices at which we sell our properties.

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

Revenue Recognition

Our main source of revenue is rental income from our tenants. Rental income primarily includes: (i) base rents that our tenants pay in accordance with the terms of their respective leases reported on a straight-line basis over the non-cancellable term of each lease and (ii) reimbursements by tenants of certain real estate operating expenses. Since many of our leases provide for rental increases at specified intervals, straight-line basis accounting requires us to record as an asset and include in revenues, unbilled rent receivables which we will only receive if the tenant makes all rent payments required through the expiration of the term of the lease. Accordingly, our management must determine, in its judgment, that the unbilled rent receivable applicable to each specific tenant is collectable. We review unbilled rent receivables on a quarterly basis and take into consideration, among other things, the tenant’s payment history and the financial condition of the tenant. In the event that the collectability of an unbilled rent receivable is unlikely, we are required to write-off the receivable, which has an adverse effect on net income for the year in which the direct write-off is taken, and will decrease total assets and stockholders’ equity.

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

Carrying Value of Real Estate Portfolio

We review our real estate portfolio on a quarterly basis to ascertain if there are any indicators of impairment to the value of any of our real estate assets, including deferred costs and intangibles, to determine if there is any need for an impairment charge. In reviewing the portfolio, we examine, among other things, the type of asset, the current financial statements or other available financial information of the tenant, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset owned for which indicators of impairment exist, we perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to the asset to its carrying amount. Management’s assumptions and estimates include projected rental rates during the holding period and property capitalization rates in order to estimate undiscounted future cash flows. If the undiscounted cash flows are less than the asset’s carrying amount, an impairment loss is recorded to the extent that the estimated fair value is less than the asset’s carrying amount. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. We generally do not obtain any independent appraisals in determining value but rely on our own analysis and valuations. Any impairment charge taken with respect to any part of our real estate portfolio will reduce our net income and reduce assets and stockholders’ equity to the extent of the amount of any impairment charge, but it will not affect our cash flow or our distributions until such time as we dispose of the property.

Equity-Based Compensation

We grant shares of restricted stock and restricted stock units (“RSUs”) to eligible plan participants, subject to the recipient’s continued service over a specified period and, with respect to the RSUs, the satisfaction of specified conditions over a specified period. The RSUs vest based upon satisfaction of specified metrics with respect to the (i) average of our annual total stockholder return (“TSR Awards”) and/or (ii) average annual return of capital (“ROC Awards”), in each case as calculated pursuant to the applicable award agreement. We account for the restricted stock awards and RSUs in accordance with ASC 718, Compensation - Stock Compensation, which requires that such compensation be recognized in the financial statements based on its estimated grant date fair value. The value of such awards is recognized as compensation expense in general and administrative expenses in the accompanying consolidated statements of operations over the applicable service periods. Grant date fair value is determined with respect to the (i) restricted stock awards, by the closing stock price on the date of grant, (ii) TSR Awards, by using a Monte Carlo simulation relying upon various assumptions and (iii) ROC Awards, by the closing stock price on the date of grant, subject to quarterly adjustment based upon management’s projections as to the achievability of the specified metrics related to the ROC Awards (the “ROC Metrics”). There is substantial subjectivity in (i) the inputs selected for the Monte Carlo simulation used in determining the grant date fair value of the TSR Awards and the use of different inputs would change the expense we recognize with respect to such awards and (ii) management’s projections as to the achievability of the ROC Metrics and changes in such projections will cause fluctuations in our results of operations. See Note 10 to our consolidated financial statements.

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

We use interest rate swaps to limit interest rate risk on substantially all variable rate mortgages. These swaps are used for hedging purposes-not for speculation. We do not enter into interest rate swaps for trading purposes. At December 31, 2025, we had no liability in the event of the early termination of our swaps.

At December 31, 2025, we had two interest rate swap agreements outstanding with an aggregate $1.6 million notional amount. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of December 31, 2025, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and the net unrealized gain on derivative instruments would have increased by $7,000. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and the net unrealized gain on derivative instruments would have decreased by $7,000. These changes would not have any impact on our net income or cash.

The fair market value of our long-term debt is estimated based on discounting future cash flows at interest rates that our management believes reflect the risks associated with long-term debt of similar risk and duration.

The following table sets forth our debt obligations by scheduled principal cash flow payments and maturity date, weighted average interest rates and estimated fair market value at December 31, 2025:

	For the Year Ended December 31,
								Fair
								Market
(Dollars in thousands)	2026	2027	2028	2029	2030	Thereafter	Total	Value
Fixed rate:
Long‑term debt (a)	$28,875	$48,676	$39,671	$86,839	$77,898	$240,542	$522,501	$517,660
Weighted average interest rate	4.09%	3.81%	4.61%	4.42%	5.37%	5.26%	4.88%	5.44%
Variable rate:
Long‑term debt (b)	$—	$—	$—	$—	$—	$—	$—	$—
(a)	Includes $2,091 of mortgage debt on which the current interest rate of 3.95% resets in February 2026 and $4,992 of mortgage debt on which the current interest rate of 3.85% resets in June 2029.

(b)	As of December 31, 2025 and February 27, 2026, there was $0 and $30,000, respectively, outstanding on our credit facility. Our credit facility matures on December 31, 2026 and bears interest equal to 30-day SOFR plus the applicable margin. The applicable margin varies based on the ratio of total debt to total value. See “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Credit Facility.”

Item 8. Financial Statements and Supplementary Data.

This information appears in Item 15(a) of this Annual Report on Form 10-K and is incorporated into this Item 8 by reference thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as designed and implemented as of December 31, 2025, were effective.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on its assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting, as defined in in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, that occurred during the three months ended December 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Disclosure of 10b5-1 Plans

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended December 31, 2025.

Impact of the One Big Beautiful Bill Act on the Company and its Stockholders

The discussion under “Federal Income Tax Considerations” in our prospectus dated September 1, 2023, as the same may have been amended or supplemented from time-to-time (the “Prospectus”), is hereby modified to reflect legislation commonly referred to as the One Big Beautiful Bill Act. Capitalized terms used in this section without being defined herein shall have the meanings ascribed to them by the Prospectus.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Apart from certain information concerning our executive officers which is set forth in Part I of this Annual Report, additional information required by this Item 10 shall be included in our proxy statement for our 2026 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2026, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in our proxy statement for our 2026 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2026, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Apart from the equity compensation plan information required by Item 201(d) of Regulation S-K which is set forth below, the information required by this Item 12 will be included in our proxy statement for our 2026 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2026 and is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our 2019 Incentive Plan (the “2019 Plan”), our 2022 Incentive Plan (the “2022 Plan”; and together with the 2019 Plan, the “Prior Plans”) and our 2025 Incentive Plan (the “2025 Plan”; and together with the Prior Plans, the “Incentive Plans”). No further awards may be granted under the Prior Plans.

	Number of		Number of securities
	securities	Weighted average	remaining available
	to be issued	exercise price	for future issuance
	upon exercise	of outstanding	under equity
	of outstanding	options,	compensation plans
	options, warrants	warrants	(excluding securities
Plan Category	and rights(a)	and rights	reflected in column(1))(b)
	(1)	(2)	(3)
Equity compensation plans approved by security holders	263,075	—	658,925
Equity compensation plans not approved by security holders	—	—	—
Total	263,075	—	658,925
(a)	Includes up to 84,500 shares, 87,500 shares and 91,075 shares of common stock issuable pursuant to RSUs that vest as of June 30, 2026, 2027 and 2028, respectively, if and to the extent specified performance (i.e., average annual return on capital) and/or market (i.e., average annual total stockholder return) conditions are satisfied by such vesting dates. Excludes shares of restricted stock issued pursuant to the Incentive Plans as such shares, although subject to forfeiture, are outstanding. See Note 10 to our consolidated financial statements.
(b)	Gives effect to outstanding restricted stock other than the 161,285 shares of restricted stock granted on January 14, 2026 pursuant to the 2025 Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in our proxy statement for our 2026 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2026 and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in our proxy statement for our 2026 annual meeting of stockholders, to be filed with the SEC not later than April 30, 2026 and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:
(1)	The following financial statements of the Company are included in this Annual Report on Form 10-K:

(2)	Financial Statement Schedules:

—Schedule III—Real Estate and Accumulated Depreciation	F-35 through F-38

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

10.15*

Form of Restricted Stock Award Agreement for awards granted in 2025 pursuant to the 2022 Incentive Plan (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K filed on March 6, 2025).

10.16*	Form of Performance Award Agreement for grants in 2025 pursuant to the 2025 Incentive Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 6, 2025).

10.17	Form of Restricted Stock Award Agreement for awards granted in 2026 pursuant to the 2025 Incentive Plan.
19.1	Insider Trading Policy dated as of March 5, 2026
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP
31.1	Certification of President and Chief Executive Officer
31.2	Certification of Senior Vice President and Chief Financial Officer
32.1	Certification of President and Chief Executive Officer
32.2	Certification of Senior Vice President and Chief Financial Officer
97.1	Registrant’s Clawback Policy effective October 2, 2023 (incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K filed on March 6, 2024).
101

The following financial statements, notes and schedule from the One Liberty Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2025 filed on March 6, 2026 formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; (vi) Notes to the Consolidated Financial Statements; and (vii) Schedule III – Consolidated Real Estate and Accumulated Depreciation.

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

March 6, 2026	ONE LIBERTY PROPERTIES, INC.

	By:	/s/ PATRICK J. CALLAN, JR.
Patrick J. Callan, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW J. GOULD Matthew J. Gould	Chairman of the Board of Directors	March 6, 2026

Fredric H. Gould	Vice Chairman of the Board of Directors	March __, 2026

/s/ PATRICK J. CALLAN, JR. Patrick J. Callan, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2026

/s/ CHARLES BIEDERMAN
Charles Biederman	Director	March 6, 2026

/s/ EDWARD GELLERT Edward Gellert	Director	March 6, 2026

/s/ JEFFREY A. GOULD Jeffrey A. Gould	Director	March 6, 2026

/s/ J. ROBERT LOVEJOY J. Robert Lovejoy	Director	March 6, 2026

/s/ LEOR SIRI Leor Siri	Director	March 6, 2026

/s/ KAREN A. TILL Karen A. Till	Director	March 6, 2026

/s/ ISAAC KALISH	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 6, 2026
Isaac Kalish

/s/ MILI MATHEW	Vice President-Finance (Principal Accounting Officer)	March 6, 2026
Mili Mathew

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of One Liberty Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of One Liberty Properties, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Impairment of Real Estate Investments
Description of the Matter

At December 31, 2025, the Company’s real estate investments totaled approximately $778 million. As described in Note 2 to the consolidated financial statements, investments in real estate are reviewed for impairment when circumstances indicate that the carrying value of a property may not be recoverable.

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

March 6, 2026

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	December 31,
	2025	2024
ASSETS
Real estate investments, at cost
Land	$153,143	$165,708
Buildings and improvements	819,114	695,044
Total real estate investments, at cost	972,257	860,752
Less accumulated depreciation	194,663	188,447
Real estate investments, net	777,594	672,305

Investment in unconsolidated joint ventures	203	2,101
Cash and cash equivalents	14,434	42,315
Unbilled rent receivable	17,269	16,988
Unamortized intangible lease assets, net	25,501	13,649
Escrow, deposits and other assets and receivables	22,569	19,596
Total assets(1)	$857,570	$766,954
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net (see Note 8)	$517,342	$420,555
Line of credit	—	—
Dividends payable	10,214	10,049
Accrued expenses and other liabilities	17,271	16,023
Unamortized intangible lease liabilities, net	12,946	11,752
Total liabilities(1)	557,773	458,379

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 50,000 shares authorized; 20,916 and 20,698 shares issued and outstanding	20,916	20,698
Paid-in capital	341,389	335,539
Accumulated other comprehensive income	16	208
Distributions in excess of net income	(62,718)	(49,020)
Total One Liberty Properties, Inc. stockholders’ equity	299,603	307,425
Non-controlling interests in consolidated joint ventures(1)	194	1,150
Total equity	299,797	308,575
Total liabilities and equity	$857,570	$766,954
(1)	The Company’s consolidated balance sheets include assets and liabilities of consolidated variable interest entities (“VIEs”). See Note 6. The consolidated balance sheets include the following amounts related to the Company’s consolidated VIEs: $3,815 and $9,198 of land, $6,332 and $15,599 of building and improvements, net of $3,215 and $6,516 of accumulated depreciation, $637 and $2,767 of other assets included in other line items, $7,143 and $13,295 of real estate debt, net, $73 and $966 of other liabilities included in other line items, and $194 and $1,150 of non-controlling interests as of December 31, 2025 and 2024, respectively.

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Rental income, net	$97,161	$90,313	$90,646
Lease termination fees	66	250	—
Total revenues	97,227	90,563	90,646

Operating expenses:
Depreciation and amortization	27,196	24,291	24,789
Real estate expenses (see Note 12 for related party information)	19,878	17,904	16,444
General and administrative (see Note 12 for related party information)	16,267	15,388	15,822
Impairment losses	4,593	1,086	—
State taxes	73	1	284
Total operating expenses	68,007	58,670	57,339

Other operating income
Gain on sale of real estate, net	18,689	18,007	17,008
Operating income	47,909	49,900	50,315

Other income and expenses:
Equity in earnings (loss) of unconsolidated joint ventures	101	143	(904)
Equity in earnings (loss) from sale of unconsolidated joint venture properties	991	—	(108)
Income on settlement of litigation	1,300	—	—
Other income	609	1,186	234
Interest:
Expense	(22,798)	(19,463)	(18,780)
Amortization and write-off of deferred financing costs	(1,005)	(968)	(839)

Net income	27,107	30,798	29,918
Net income attributable to non-controlling interests	(1,633)	(381)	(304)
Net income attributable to One Liberty Properties, Inc.	$25,474	$30,417	$29,614

Weighted average number of common shares outstanding:
Basic	20,866	20,600	20,499
Diluted	20,912	20,722	20,556

Earnings per common share attributable to common stockholders:
Basic	$1.16	$1.41	$1.38
Diluted	$1.15	$1.40	$1.38

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$27,107	$30,798	$29,918

Other comprehensive income
Net unrealized loss on derivative instruments	(192)	(636)	(967)
Comprehensive income	26,915	30,162	28,951

Net income attributable to non-controlling interests	(1,633)	(381)	(304)
Adjustment for derivative instruments attributable to non-controlling interests	—	—	1
Comprehensive income attributable to One Liberty Properties, Inc.	$25,282	$29,781	$28,648

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR THE THREE YEARS ENDED DECEMBER 31, 2025

(Amounts in Thousands, Except Per Share Data)

					Non-
					Controlling
			Accumulated	Accumulated	Interests in
			Other	Distributions	Consolidated
	Common	Paid-in	Comprehensive	in Excess of	Joint
	Stock	Capital	Income (Loss)	Net Income	Ventures	Total
Balances, December 31, 2022	$20,362	$325,895	$1,810	$(32,102)	$972	$316,937
Cash distributions — common stock ($1.80 per share)	—	—	—	(38,355)	—	(38,355)
Repurchases of common stock, net	(499)	(9,139)	—	—	—	(9,638)
Shares issued through dividend reinvestment plan	233	4,483	—	—	—	4,716
Restricted stock and RSU vesting	227	(227)	—	—	—	—
Compensation expense — restricted stock and RSUs	—	5,367	—	—	—	5,367
Distributions to non-controlling interests	—	—	—	—	(233)	(233)
Net income	—	—	—	29,614	304	29,918
Other comprehensive loss	—	—	(966)	—	(1)	(967)
Balances, December 31, 2023	20,323	326,379	844	(40,843)	1,042	307,745
Cash distributions — common stock ($1.80 per share)	—	—	—	(38,594)	—	(38,594)
Shares issued through dividend reinvestment plan	161	3,371	—	—	—	3,532
Shares issued through equity offering program, net	38	1,003	—	—	—	1,041
Restricted stock and RSU vesting	176	(176)	—	—	—	—
Compensation expense — restricted stock and RSUs	—	4,962	—	—	—	4,962
Contributions from non-controlling interest	—	—	—	—	43	43
Distributions to non-controlling interests	—	—	—	—	(316)	(316)
Net income	—	—	—	30,417	381	30,798
Other comprehensive loss	—	—	(636)	—	—	(636)
Balances, December 31, 2024	20,698	335,539	208	(49,020)	1,150	308,575
Cash distributions — common stock ($1.80 per share)	—	—	—	(39,172)	—	(39,172)
Shares issued through dividend reinvestment plan	31	704	—	—	—	735
Restricted stock and RSU vesting	187	(187)	—	—	—	—
Compensation expense — restricted stock and RSUs	—	5,333	—	—	—	5,333
Distributions to non-controlling interests	—	—	—	—	(2,589)	(2,589)
Net income	—	—	—	25,474	1,633	27,107
Other comprehensive loss	—	—	(192)	—	—	(192)
Balances, December 31, 2025	$20,916	$341,389	$16	$(62,718)	$194	$299,797

See accompanying notes.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$27,107	$30,798	$29,918
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(18,689)	(18,007)	(17,008)
Impairment losses	4,593	1,086	—
Increase in net amortization of unbilled rental income	(1,674)	(1,585)	(1,898)
Write-off of unbilled rent receivable	—	50	133
Amortization and write-off of intangibles relating to leases, net	(1,001)	(1,210)	(952)
Amortization of restricted stock and RSU compensation expense	5,333	4,962	5,367
Equity in (earnings) loss of unconsolidated joint ventures	(101)	(143)	904
Equity in (earnings) loss from sale of unconsolidated joint venture properties	(991)	—	108
Distributions of earnings from unconsolidated joint ventures	1,444	93	194
Depreciation and amortization	27,196	24,291	24,789
Amortization and write-off of deferred financing costs	1,005	968	839
Payment of leasing commissions	(492)	(632)	(755)
(Increase) decrease in escrow, deposits, other assets and receivables	(8,617)	(944)	3,818
Increase (decrease) in accrued expenses and other liabilities	2,407	(668)	596
Net cash provided by operating activities	37,520	39,059	46,053

Cash flows from investing activities:
Purchase of real estate	(190,478)	(44,877)	(9,229)
Improvements to real estate	(4,434)	(3,719)	(4,866)
Investments in ground leased property	(336)	(100)	(932)
Net proceeds from sale of real estate	69,003	58,401	40,839
Net proceeds from repayment of loan receivable	1,816	—	—
Distributions of capital from unconsolidated joint ventures	1,546	—	7,143
Net cash (used in) provided by investing activities	(122,883)	9,705	32,955

Cash flows from financing activities:
Proceeds from mortgage financings	132,721	78,138	36,450
Repayments of mortgage financings	(24,209)	(63,757)	(14,935)
Scheduled amortization payments of mortgages payable	(10,989)	(11,968)	(12,405)
Proceeds from bank line of credit	20,800	—	40,900
Repayments on bank line of credit	(20,800)	—	(62,700)
Issuance of shares through dividend reinvestment plan	735	3,532	4,716
Repurchases of common stock, net	—	—	(9,638)
Proceeds from sale of common stock, net	—	1,041	—
Payment of financing costs	(1,696)	(1,127)	(716)
Capital contribution from non-controlling interest	—	43	—
Distributions to non-controlling interests	(2,589)	(316)	(233)
Cash distributions to common stockholders	(39,007)	(38,461)	(38,132)
Net cash provided by (used in) financing activities	54,966	(32,875)	(56,693)

Net (decrease) increase in cash, cash equivalents and restricted cash	(30,397)	15,889	22,315
Cash, cash equivalents and restricted cash at beginning of year	45,481	29,592	7,277
Cash, cash equivalents and restricted cash at end of year	$15,084	$45,481	$29,592

(continued on next page)

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in Thousands)

The following table provides supplemental disclosure of cash flow information:

	Year Ended December 31,
	2025	2024	2023
Cash paid for interest expense	$22,350	$19,356	$18,798

Supplemental disclosure of non-cash investing activities:
Purchase accounting allocation - intangible lease assets	$17,203	$3,726	$871
Purchase accounting allocation - intangible lease liabilities	(2,534)	(3,561)	(237)
Purchase accounting allocation - mortgage intangible assets	—	—	260
Assumption of mortgages payable upon acquisition of properties	—	—	4,280
Lease liabilities adjustment from the reassessment of right of use assets	—	—	3,366
Loan receivable in connection with sale of a property	—	—	1,816

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	December 31,
	2025	2024
Cash and cash equivalents	$14,434	$42,315
Restricted cash included in escrow, deposits and other assets and receivables	650	3,166
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$15,084	$45,481

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 1 — ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial properties. As of December 31, 2025, OLP owns 103 properties, including a property owned by a consolidated joint venture. The 103 properties are located in 30 states.

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

DECEMBER 31, 2025

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Many of the Company’s properties are subject to long-term net leases under which the tenant is typically responsible to pay directly to the vendor the real estate taxes, insurance, utilities and ordinary maintenance and repairs related to the property, and the Company is not the primary obligor with respect to such items. As a result, the revenue and expenses relating to these properties are recorded on a net basis. For certain properties, in addition to contractual base rent, the tenants pay their contractual share of real estate taxes and operating expenses to the Company. The revenue and expenses associated with properties at which the Company is the primary obligor are generally recorded on a gross basis. During 2025, 2024 and 2023, the Company recorded reimbursements of expenses of $16,635,000, $14,793,000 and $13,636,000, respectively, which are included in Rental income, net, in the accompanying consolidated statements of income.

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

The values of acquired above-market and below-market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisition. Such valuations include a consideration of the non-cancellable terms of the respective leases, as well as any applicable renewal period(s). The fair values associated with below-market rental renewal options are determined based on the Company’s experience and other relevant factors at the time of the acquisition. The values of above-market leases are amortized as a reduction to rental income over the terms of the respective non-cancellable lease periods. The values of below-market leases are amortized as an increase to rental income over the terms of the respective non-cancellable lease periods. The portion of the values of the leases associated with below-market renewal options that management deemed are reasonably certain to be exercised by the tenant are amortized to rental income over such renewal periods. The value of other intangible assets (i.e., origination costs) is recorded to amortization expense over the remaining term of the respective leases. If a lease is terminated prior to its contractual expiration date or not renewed, all unamortized amounts relating to that lease are recognized in operations at such time. The estimated remaining useful lives of intangibles assets or liabilities range from approximately less than one year to 21 years.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The values of assumed mortgages are recorded based on the present values (using discount rates which reflect the risks associated with the mortgage assumed) of the difference between the contractual amounts to be paid at the stated interest rates and management’s estimate of market interest rates for similar debt, at the time of the acquisition, measured over the term of such debt. The values of above or below-market mortgages are amortized as a decrease or increase, respectively, to interest expense over the term of the respective debt. The estimated remaining useful lives of intangible mortgage assets range from approximately three to four years.

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

The Company assesses the accounting treatment for each of its investments, including a review of each venture or limited liability company or partnership agreement, to determine the rights of each party and whether

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

those rights are protective or participating. The agreements typically contain certain protective rights, such as the requirement of partner approval to sell, finance or refinance the property and to pay capital expenditures and operating expenditures outside of the approved budget or operating plan. In situations where, among other things, the Company and its partners jointly (i) approve the annual budget, (ii) approve certain expenditures, (iii) prepare or review and approve the joint venture’s tax return before filing, or (iv) approve each lease at a property, the Company does not consolidate as the Company considers these to be substantive participation rights that result in shared, joint power over the activities that most significantly impact the performance of the joint venture or property. Additionally, the Company assesses the accounting treatment for any interest pursuant to which the Company may have a variable interest as a lessor. Leases may contain certain protective rights, such as the right of sale and the receipt of certain escrow deposits.

Distributions to each joint venture partner are determined pursuant to the applicable operating agreement and, in the event of a sale of, or refinancing of the mortgage encumbering the property owned by such venture, the distributions to the Company may be less than that implied by the Company’s equity ownership interest in the venture.

As of December 31, 2025, the Company has sold all the properties it held through unconsolidated joint ventures. The Company accounted for its investments in unconsolidated joint ventures under the equity method of accounting. The investments in unconsolidated joint ventures had sufficient equity at risk to permit the entity to finance its activities without additional subordinated financial support and, as a group, the holders of the equity at risk had power through voting rights to direct the activities of these ventures. As a result, none of these joint ventures were VIEs. In addition, the Company shared power with its co-managing members over these entities, and therefore the entities were not consolidated. These investments were recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for their share of equity in earnings, cash contributions and distributions. None of the joint venture debt was recourse to the Company, subject to standard carve-outs.

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

DECEMBER 31, 2025

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

DECEMBER 31, 2025

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less when purchased are considered to be cash equivalents.

Concentration of Credit Risk

The Company maintains cash accounts at various financial institutions. While the Company attempts to limit any financial exposure, some of its deposit balances exceed federally insured limits. The Company has not experienced any losses on such accounts.

The Company’s properties are located in 30 states. South Carolina is the only state in which the Company’s properties contributed more than 10% to total revenues (i.e., 11.8% in 2025, 11.6% in 2024 and 10.3% in 2023).

No tenant contributed over 10% to the Company’s total revenues in any of the past three years.

Escrows

Real estate taxes and other escrows aggregating $650,000 and $3,166,000 at December 31, 2025 and 2024, respectively, are included in Escrow, deposits and other assets and receivables.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 3 — LEASES

Lessor Accounting

The Company owns rental properties which are leased to tenants under operating leases with current expirations ranging from 2026 to 2042, with options to extend or terminate the lease. Revenues from such leases are reported as Rental income, net, and are comprised of (i) lease components, which includes fixed and variable lease payments and (ii) non-lease components which includes reimbursements of property level operating expenses. The Company does not separate non-lease components from the related lease components, as the timing and pattern of transfer are the same, and account for the combined component in accordance with ASC 842.

Fixed lease revenues represent the base rent that each tenant is required to pay in accordance with the terms of its respective lease, and any lease incentives paid or payable to the lessee, reported on a straight-line basis over the non-cancelable term of the lease. Variable lease revenues typically include payments based on (i) tenant reimbursements, (ii) changes in the index or market-based indices after the inception of the lease and (iii) percentage rents. Variable lease revenues are not recognized until the specific events that trigger the variable payments have occurred.

The components of lease revenues are as follows (amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Fixed lease revenues	$79,391	$74,193	$75,935
Variable lease revenues	16,769	14,910	13,759
Lease revenues (a)	$96,160	$89,103	$89,694
(a)	Excludes $1,001, $1,210 and $952 of amortization related to lease intangible assets and liabilities for 2025, 2024 and 2023, respectively.

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

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due by reviewing the tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. As of December 31, 2025, the Company has assessed the collectability of all recorded lease revenues as probable.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 3 — LEASES (CONTINUED)

Minimum Future Rents

As of December 31, 2025, the minimum future contractual rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual rents do not include (i) straight-line rent or amortization of lease intangibles or incentives and (ii) variable lease payments as previously described.

For the year ending December 31,
2026	$82,669
2027	75,265
2028	63,143
2029	50,684
2030	39,281
Thereafter	82,207
Total	$393,249

Straight-Line Rent

At December 31, 2025 and 2024, the Company’s unbilled rent receivables aggregating $17,269,000 and $16,988,000, respectively, represent rent reported on a straight-line basis in excess of rental payments required under the respective leases. The unbilled rent receivable is to be billed and received pursuant to the lease terms during the next 16 years.

During 2025, 2024 and 2023, the Company wrote-off $1,260,000, $1,045,000 and $1,048,000, respectively, of unbilled straight-line rent receivable related to the properties sold during such years, which reduced the gain on sale reported on the consolidated statements of income.

At December 31, 2025 and 2024, the Company’s unearned rental income aggregating $283,000 and $416,000, respectively, represent rent reported on a straight-line basis less than rental payments required under the respective leases. Such amounts are recorded in Accrued expenses and other liabilities on the consolidated balance sheets. The unearned rental income is to be recognized into revenue over the term of the lease during the next 16 years. During 2023, the Company wrote-off $43,000 of a tenant’s unearned rental income as the related property was sold during such year, which increased the gain on sale reported on the consolidated statement of income. No such amounts were written off during 2025 or 2024.

On a quarterly basis, the Company assesses the collectability of straight-line rent balances by reviewing the tenant’s payment history and financial condition. The Company has assessed the collectability of all straight-line rent balances as probable as of December 31, 2025. During 2024 and 2023, the Company wrote-off, as a reduction to rental income, net, $50,000 and $133,000, respectively, of unbilled rent receivables due from two tenants as they filed for Chapter 11 bankruptcy protection.

Lease Incentives

At December 31, 2025 and 2024, the Company’s unamortized lease incentives aggregating $708,000 and $975,000, respectively, are recorded in Escrow, deposits and other assets and receivables on the consolidated balance sheets. During 2025 and 2024, the Company amortized $107,000 and $119,000, respectively, of such incentives as a reduction to rental income. During 2025 and 2023, the Company wrote-off $160,000 and $84,000, respectively, related to two tenants’ unamortized lease incentive balances as the properties were sold, which reduced the gain on sale reported on the consolidated statements of income during such years. No such amounts were written off during 2024. The unamortized lease incentive balance will be amortized against rental income through 2033.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 3 — LEASES (CONTINUED)

Lessee Accounting

Ground Lease

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The ground lease expires March 3, 2030 and provides for up to three, five-year renewal options and one seven-month renewal option. At December 31, 2025 and 2024, the Company recorded a liability of $2,105,000 and $2,511,000, respectively, for the obligation to make payments under the lease and an asset of $1,638,000 and $1,953,000, respectively, for the right to use the underlying asset during the lease term. The liability is included in Accrued expenses and other liabilities and the asset is included in Escrow, deposits and other assets and receivables on the consolidated balance sheets. As of December 31, 2025, the remaining lease term is approximately four years. The Company applied a discount rate of 6.91%, based on its incremental borrowing rate given the term of the lease, as the rate implicit in the lease is not known. During the years ended December 31, 2025, 2024 and 2023, the Company recognized $489,000, $489,000 and $544,000, respectively, of lease expense related to this ground lease which is included in Real estate expenses on the consolidated statements of income.

Office Lease

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires on December 31, 2031 and provides a five-year renewal option. At December 31, 2025 and 2024, the Company recorded a liability of $484,000 and $511,000, respectively, for the obligation to make payments under the lease and an asset of $442,000 and $473,000, respectively, for the right to use the underlying asset during the lease term. The liability is included in Accrued expenses and other liabilities and the asset is included in Escrow, deposits and other assets and receivables on the consolidated balance sheets. Lease payments associated with the renewal option period, which was determined to be reasonably certain to be exercised, are included in the measurement of the lease liability and right of use asset. As of December 31, 2025, the remaining lease term, including the renewal option deemed exercised, is 11 years. The Company applied a discount rate of 3.81%, based on its incremental borrowing rate given the term of the lease, as the rate implicit in the lease is not known. During each of the years ended December 31, 2025, 2024 and 2023, the Company recognized $56,000 of lease expense related to this office lease which is included in General and administrative expenses on the consolidated statements of income.

Minimum Future Lease Payments

As of December 31, 2025, the minimum future lease payments related to the operating ground and office leases are as follows (amounts in thousands):

For the year ending December 31,
2026	$627
2027	629
2028	630
2029	692
2030	180
Thereafter	357
Total undiscounted cash flows	$3,115
Present value discount	(526)
Lease liability	$2,589

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 4 — REAL ESTATE INVESTMENTS

Acquisitions

The following tables detail the Company’s real estate asset acquisitions and purchase price allocations during 2025 and 2024 (amounts in thousands):

		Contract	Mortgage Terms on Acquired Property				Capitalized
		Purchase	Amount of		Interest	Year of	Transaction
Description of Industrial Property	Date Acquired	Price	Debt		Rate	Maturity	Costs
Multi-tenant (2 properties)
Theodore, Alabama	January 16, 2025	$49,000	$29,000	(a)	6.12%	2035	$197
Amazon.com Services, LLC
Wichita, Kansas	February 6, 2025	13,300	7,500	(a)	6.09%	2030	230
Multi-tenant
Council Bluffs, Iowa	March 14, 2025	26,000	15,600	(a)	6.42%	2035	111
Charter Next Generation, Inc.
Blythewood, South Carolina	August 27, 2025	24,000	14,000	(a)	5.77%	2030	87
Superior Third Party Logistics, Inc.
Oakdale, Minnesota	October 30, 2025	23,000	13,800	(a)	5.10%	2030	77
Multi-tenant (7 properties)
Sewickley, Pennsylvania	December 19, 2025	53,500	32,400	(a)	5.45%	2033	976
Totals for 2025		$188,800	$112,300				$1,678

Quality Custom Distribution Services, Inc.
Albuquerque, New Mexico	April 24, 2024	$6,450	$3,401	(b)	6.00%	2032	$55
Russell Equipment, Inc.
Savannah, Georgia	May 23, 2024	5,240	2,812	(b)	6.00%	2035	53
Multi-tenant
Council Bluffs, Iowa	August 19, 2024	33,000	18,425	(a)	6.08%	2034	79
Totals for 2024		$44,690	$24,638				$187
(a)	New mortgage debt obtained simultaneously with the acquisition of such property.
(b)	New mortgage debt obtained subsequent to acquisition of such property.

						Rate (e)
		Building &	Intangible Lease			Market
Description of Industrial Property	Land	Improvements	Asset (c)	Liability (d)	Total	Cap	Discount
Multi-tenant (2 properties)
Theodore, Alabama	$610	$45,790	$3,847	$(1,050)	$49,197	6.25%	7.20%
Amazon.com Services, LLC
Wichita, Kansas	1,129	10,730	1,685	(14)	13,530	7.00%	7.32%
Multi-tenant
Council Bluffs, Iowa	5,722	18,124	2,356	(91)	26,111	7.00%	7.32%
Charter Next Generation, Inc.
Blythewood, South Carolina	1,226	20,968	1,893	—	24,087	6.00%	7.75%
Superior Third Party Logistics, Inc.
Oakdale, Minnesota	3,286	17,460	2,401	(70)	23,077	6.25%	7.20%
Multi-tenant (7 properties)
Sewickley, Pennsylvania	6,812	43,952	5,021	(1,309)	54,476	7.25%	8.50%
Totals for 2025	$18,785	$157,024	$17,203	$(2,534)	$190,478

Quality Custom Distribution Services, Inc.
Albuquerque, New Mexico	$1,341	$6,330	$689	$(1,855)	$6,505	6.75%	7.14%
Russell Equipment, Inc.
Savannah, Georgia	1,044	3,724	525	—	5,293	7.00%	7.15%
Multi-tenant
Council Bluffs, Iowa	3,811	28,462	2,512	(1,706)	33,079	6.60%	7.41%
Totals for 2024	$6,196	$38,516	$3,726	$(3,561)	$44,877

(c)	With respect to the intangible lease assets, the weighted average amortization period for the 2025 and 2024 acquisitions is 4.4 years and 5.4 years, respectively.
(d)	With respect to the intangible lease liabilities, the weighted average amortization period for the 2025 and 2024 acquisitions is 7.6 years and 8.7 years, respectively.
(e)	The fair value of the tangible and intangible leases were assessed as of the acquisition date using an income approach and estimated cash flow projections which utilize an appropriate market capitalization rate and discount rate which are categorized as Level 3 unobservable inputs in the fair value hierarchy (as defined in Note 2).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 4 — REAL ESTATE INVESTMENTS (CONTINUED)

The following tables detail the (i) accumulated amortization and (ii) annual amortization and classification in the Company’s consolidated statements of income of acquired intangibles for the periods indicated (amounts in thousands):

	December 31, 2025			December 31, 2024
	Intangible			Intangible
	Lease Assets	Mortgage Asset	Lease Liabilities	Lease Assets	Mortgage Asset	Lease Liabilities
Accumulated amortization	$19,049	$400	$3,468	$17,090	$263	$2,787

	Year Ended December 31,
	2025	2024	2023	Classification
Intangible lease assets/liabilities	$1,001	$1,210	$952	Rental income, net
Tenant origination costs	4,942	3,980	4,821	Depreciation and amortization
Intangible mortgage assets	137	137	114	Interest expense

As of December 31, 2025, the future amortization of the Company’s acquired intangibles are as follows (amounts in thousands):

For the year ending December 31,	Intangible Lease Assets (a)	Tenant Origination Costs (b)	Intangible Mortgage Assets (c)	Intangible Lease Liabilities (d)
2026	$199	$7,355	$137	$1,325
2027	86	5,893	137	1,375
2028	74	4,479	137	1,285
2029	74	3,204	111	1,158
2030	56	2,285	8	1,071
Thereafter	10	1,786	—	6,732
Total	$499	$25,002	$530	$12,946
(a)	The result of acquired above-market leases and will be deducted from rental income through 2031.
(b)	The result of acquired in-place leases and will be charged to Depreciation and amortization expense through 2034.
(c)	The result of acquired below-market mortgages and will be charged to interest expense through 2030.
(d)	The result of acquired below-market leases and will be added to rental income through 2047.

Acquisitions subsequent to December 31, 2025

On January 29, 2026, the Company acquired a 637,633 square foot portfolio comprised of ten industrial properties for $56,700,000, including new mortgage debt of approximately $17,002,000 bearing an interest rate of 5.53% and maturing in 2033 and $30,000,000 borrowed on the Company’s credit facility. Simultaneously, the Company signed a contract to purchase from the same buyer an additional 14 acres of land for $800,000 adjacent to one of the properties in this portfolio.

Depreciation and Amortization

Depreciation of buildings is computed on the straight-line method over an estimated useful life of 40 years. Depreciation of building improvements is computed on the straight-line method over the estimated useful life of the improvements. If the Company determines it is the owner of tenant improvements, the amounts funded to construct the tenant improvements are treated as a capital asset and depreciated over the lesser of the remaining lease term or the estimated useful life of the improvements on the straight-line method. Leasehold interests and the related ground lease payments are amortized over the initial lease term of the leasehold position. During 2025, 2024 and 2023, the Company recorded depreciation expense (including amortization of a leasehold position, lease origination costs, and capitalized leasing commissions) of $27,196,000, $24,291,000 and $24,789,000, respectively.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 5 — SALES OF PROPERTIES AND IMPAIRMENT LOSSES

Sales of Properties

The following tables detail the Company’s sales of real estate during 2025, 2024 and 2023 (amounts in thousands):

			Gross		(Loss) Gain on Sale
Description of Property	City, State	Date Sold	Sales Price		of Real Estate, Net
Land and improvements (a)	Lakewood, Colorado	January 16, 2025	$400		$(44)	(a)
Hooters restaurant property	Concord, North Carolina	January 21, 2025	3,253		1,154
Multi-tenant retail stores (a)	Lakewood, Colorado	June 23, 2025	17,900		3,276	(a)
Total Wine retail property	Greensboro, North Carolina	June 25, 2025	4,709		2,232
La-Z-Boy retail property	Gurnee, Illinois	June 27, 2025	4,368		1,023
Land parcel (a)	Lakewood, Colorado	July 15, 2025	3,457		2,849	(a)
Office Depot retail property	Eugene, Oregon	August 1, 2025	6,000		2,497
Blue Pearl Veterinary hospital	Newark, Delaware	September 8, 2025	6,774		3,236
Vacant retail property	Bolingbrook, Illinois	September 25, 2025	2,600		489
Land	Beachwood, Ohio	November 4, 2025	16,548	(b)	135	(b)
Advance Auto Parts retail property	Port Clinton, Ohio	November 25, 2025	1,330		225
Havertys retail property	Bluffton, South Carolina	December 11, 2025	4,100		1,617
Totals for 2025			$71,439	(c)	$18,689	(d)

Hacienda Colorado restaurant parcel (a)	Lakewood, Colorado	March 6, 2024	$2,900		$1,784	(a)
Applebee's restaurant property	Kennesaw, Georgia	May 6, 2024	2,834		964
FedEx industrial property	Miamisburg, Ohio	May 9, 2024	2,793		1,507
Havertys retail property	Wichita, Kansas	June 6, 2024	6,600		1,884
Urban Outfitters retail property	Lawrence, Kansas	June 7, 2024	1,300		43
Walgreens retail property (e)	Cape Girardeau, Missouri	June 10, 2024	2,793		978	(e)
Vacant retail property	Kennesaw, Georgia	June 28, 2024	6,700		2,072
Vacant health and fitness property	Hamilton, Ohio	August 15, 2024	4,350		17	(f)
Vacant industrial property	Wauconda, Illinois	August 29, 2024	4,425		1,177
Hobby Lobby retail property	Woodbury, Minnesota	September 16, 2024	4,750		921
Advance Auto Parts retail property	Hilliard, Ohio	December 10, 2024	1,565		224
LA Fitness health and fitness property	Secaucus, New Jersey	December 27, 2024	21,428		6,436
Totals for 2024			$62,438	(g)	$18,007	(h)

TGI Fridays restaurant property	Hauppauge, New York	February 28, 2023	$4,200		$1,534
Havertys retail property	Duluth, Georgia	May 31, 2023	6,000		3,180
TGI Fridays restaurant property	Greensboro, North Carolina	September 20, 2023	3,250		332
Land (a)	Lakewood, Colorado	November 14, 2023	3,333		2,177	(a)
Chuck E Cheese restaurant property	Indianapolis, Indiana	November 15, 2023	2,200		226
TGI Fridays restaurant property	Richmond, Virginia	November 17, 2023	3,200		265
Applebee's restaurants (2 properties)	Cartersville & Carrollton, Georgia	December 5, 2023	7,300		2,581
Applebee's restaurant property	Lawrenceville, Georgia	December 7, 2023	2,903	(i)	989
Havertys retail property	Virginia Beach, Virginia	December 15, 2023	5,500		1,727
Barnes & Noble retail property	Fort Myers, Florida	December 21, 2023	7,300		3,997
Totals for 2023			$45,186	(j)	$17,008	(k)
(a)	From 2023 through 2025, a consolidated joint venture, in which the Company held a 90% interest, sold off its multi-tenant shopping center. The non-controlling interest’s share of the net gains during 2025, 2024 and 2023 were $1,609, $178 and $218, respectively.
(b)	Reflects the net proceeds to the Company in connection with the sale of the entire multi-family complex. See discussion below regarding a $1,300 impairment loss recognized at this property in connection with the sale.
(c)	In connection with these sales, the Company paid off mortgages in an aggregate of $7,488.
(d)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $1,260 of unbilled rent receivables, $230 of net unamortized intangible lease assets and liabilities and $554 of other assets and receivables.
(e)	This property was owned by a consolidated joint venture in which the Company held a 95% interest. The non-controlling interest’s share of the gain was $105.
(f)	See discussion below regarding a $1,086 impairment loss recognized at this property in connection with the sale.
(g)	In connection with these sales, the Company paid off mortgages in an aggregate of $20,069.
(h)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $1,045 of unbilled rent receivables, $83 of net unamortized intangible lease assets and liabilities and $108 of other assets and receivables.
(i)	In connection with this sale, the Company provided seller-financing of $1,816 which was included in Escrow, deposits and other assets and receivables on the consolidated balance sheets at December 31, 2024 and 2023. The balance was repaid in July 2025.
(j)	In connection with these sales, the Company paid off a mortgage of $1,116.
(k)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $1,005 of unbilled/unearned rent, $982 of net unamortized intangible lease liabilities and assets and $223 of other assets and receivables.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 5 — SALES OF PROPERTIES AND IMPAIRMENT LOSSES (CONTINUED)

Impairment Losses

During 2025 and 2024, the Company recognized impairment losses of $4,593,000 and $1,086,000, respectively, on the consolidated statements of income.

In 2025, the Company recognized impairment losses of (i) $3,293,000 at its St. Louis Park, Minnesota property as it reduced the carrying value of the assets to its estimated fair value using a market approach based on an estimated sales price from a non-binding letter of intent; the adjusted net book value of this property was $10,000,000 at December 31, 2025, and (ii) $1,300,000 at its Beachwood, Ohio property as it reduced the carrying value of the assets to its estimated fair value based on the estimated net sales price from an executed contract of sale; the property was sold in November 2025.

In 2024, the Company recognized a $1,086,000 impairment loss at its Hamilton, Ohio property as it reduced the carrying value of the assets to its estimated fair value based on the estimated net sales price from an executed contract of sale. This property was sold in August 2024.

The fair value for each of these impairments were determined using Level 3 unobservable inputs within the fair value hierarchy (as discussed in Note 2).

Sales subsequent to December 31, 2025

In October 2025, the Company entered into a contract to sell a vacant retail property located in Cary, North Carolina for $6,000,000. The buyer’s right to terminate the contract without penalty expired on February 2, 2026. It is anticipated the (i) property will be sold in March 2026 and (ii) sale will result in a gain of approximately $2,500,000, which will be recognized as Gain on sale of real estate, net, in the consolidated statement of income for the quarter ending March 31, 2026.

In January 2026, the Company entered into a contract to sell a retail property located in Newport News, Virginia for $4,200,000. The buyer’s right to terminate the contract without penalty expired on March 2, 2026. It is anticipated the (i) property will be sold in April 2026 and (ii) sale will result in a gain of approximately $1,300,000, which will be recognized as Gain on sale of real estate, net, in the consolidated statements of income for the three and six months ending June 30, 2026.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 6 — VARIABLE INTEREST ENTITIES AND CONSOLIDATED JOINT VENTURES

As of December 31, 2025, the Company has one consolidated joint venture in which it holds a 95% interest. The Company has determined (i) this joint venture is a VIE because the non-controlling interest does not hold substantive kick-out or participating rights and (ii) it is the primary beneficiary of this VIE as it has the power to direct the activities that most significantly impact the joint venture’s performance including management, approval of expenditures, and the obligation to absorb the losses or rights to receive benefits. Accordingly, the Company consolidates the operations of this VIE for financial statement purposes. The VIE’s creditors do not have recourse to the assets of the Company other than those held by the joint venture.

The following is a summary of the consolidated VIEs’ carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	December 31,
	2025	2024 (a)
Land	$3,815	$9,198
Buildings and improvements, net of accumulated depreciation of $3,215 and $6,516, respectively	6,332	15,599
Cash	315	1,063
Unbilled rent receivable	138	881
Unamortized intangible lease assets, net	—	118
Escrow, deposits and other assets and receivables	184	705
Mortgages payable, net of unamortized deferred financing costs of $45 and $71, respectively	7,143	13,295
Accrued expenses and other liabilities	73	751
Unamortized intangible lease liabilities, net	—	215
Non-controlling interests in consolidated joint ventures	194	1,150
(a)	2024 includes the Lakewood, Colorado joint venture which was sold during 2025 (see Note 5).

NOTE 7 — INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

As of December 31, 2025, the Company no longer operates any properties through unconsolidated joint ventures.

In August 2025, the Company and its joint venture partners sold the last two remaining unconsolidated joint venture properties in Savannah, Georgia for an aggregate of $4,614,000, net of closing costs. The Company’s 50% share of the gain from these sales was $991,000, which is recorded as Equity in earnings (loss) from sale of unconsolidated joint venture properties on the consolidated statement of income for year ended December 31, 2025. As of December 31, 2025 and 2024, the Company’s balances from its equity investments were $203,000 and $2,101,000, respectively.

The Company recorded equity in earnings of $101,000 and $143,000 during 2025 and 2024, respectively, and equity in loss of $904,000 during 2023. Included in equity in loss for 2023 was the Company’s 50% share of an impairment charge, or $850,000, related to its former Manahawkin, New Jersey joint venture property which was sold in December 2023. The Company’s 50% share of the loss from this sale was $108,000, which is included in Equity in earnings (loss) from sale of unconsolidated joint venture properties on the consolidated statement of income for the year ended December 31, 2023.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 8 — DEBT OBLIGATIONS

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	December 31,
	2025	2024
Mortgages payable, gross	$522,501	$424,978
Unamortized deferred financing costs	(4,629)	(3,756)
Unamortized mortgage intangible assets	(530)	(667)
Mortgages payable, net	$517,342	$420,555

At December 31, 2025, there were 61 outstanding mortgages payable, all of which are secured by first liens on individual real estate investments with an aggregate gross carrying value of $805,750,000 before accumulated depreciation of $136,446,000. After giving effect to interest rate swap agreements (see Note 9), the mortgage payments bear interest at fixed rates ranging from 3.05% to 6.42% and mature between 2026 and 2047. The weighted average interest rate on all mortgage debt was 4.88%, 4.56% and 4.31% at December 31, 2025, 2024 and 2023, respectively.

Scheduled principal repayments during the years indicated are as follows (amounts in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Amortization payments	$11,108	$10,151	$9,516	$7,453	$6,469	$25,297	$69,994
Principal due at maturity	17,767	38,525	30,155	79,386	71,429	215,245	452,507
Total	$28,875	$48,676	$39,671	$86,839	$77,898	$240,542	$522,501

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

At December 31, 2025 and 2024, the Company has no balance outstanding on the facility and was in compliance with all covenants.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 8 — DEBT OBLIGATIONS (CONTINUED)

The facility, which matures December 31, 2026, provides for an interest rate equal to 30-day SOFR plus an applicable margin ranging from 175 basis points to 275 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility. The applicable margin was 175 basis points at December 31, 2025 and 2024. An unused facility fee of .25% per annum applies to the facility. The weighted average interest rate on the facility was approximately 6.07% and 6.69% during 2025 and 2023. The Company had no balance outstanding on the facility during the year ended December 31, 2024.

At December 31, 2025 and February 27, 2026, $100,000,000 and $70,000,000, respectively, was available to be borrowed under the facility, including an aggregate of up to $40,000,000 available for renovation and operating expense purposes at each of such dates.

At December 31, 2025 and 2024, the Company had unamortized deferred financing costs of $183,000 and $366,000, respectively, which are included in Escrow, deposits and other assets and receivables on the consolidated balance sheets.

Deferred Financing Costs

Mortgage and credit line costs are deferred and amortized on a straight-line basis over the terms of the respective debt obligations, which approximates the effective interest method. At December 31, 2025 and 2024, accumulated amortization of such costs was $5,473,000 and $5,214,000, respectively.

NOTE 9 — FAIR VALUE MEASUREMENTS

The carrying amounts of cash and cash equivalents, escrow, deposits and other assets and receivables (excluding interest rate swaps), dividends payable, and accrued expenses and other liabilities, are not measured at fair value on a recurring basis but are considered to be recorded at amounts that approximate fair value.

The fair value and carrying amounts of the Company’s mortgages payable are as follows (dollars in thousands):

	December 31,
	2025	2024
Fair value of mortgages payable (a)	$517,660	$398,934
Carrying value of mortgages payable, gross	$522,501	$424,978
Fair value less than the carrying value	$(4,841)	$(26,044)
Blended market interest rate (a)	5.44%	6.28%
Weighted average interest rate	4.88%	4.56%
Weighted average remaining term to maturity (years)	5.8	6.1
(a)	Estimated using unobservable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

Considerable judgment is necessary to interpret market data and develop the estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 9 — FAIR VALUE MEASUREMENTS (CONTINUED)

Fair Value on a Recurring Basis

As of December 31, 2025, the Company had in effect two interest rate derivatives, both of which were interest rate swaps, related to two outstanding mortgage loans with an aggregate $1,637,000 notional amount. These interest rate swaps, both of which (i) were designated as cash flow hedges, converting SOFR based variable rate mortgages to fixed annual rate mortgages, (ii) mature in July 2026 and (iii) have an interest rate of 3.24%.

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the associated credit valuation adjustments use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of December 31, 2025, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy. The Company does not currently own any financial instruments that are measured on a recurring basis and that are classified as Level 1 or 3.

At December 31, 2025 and 2024, the carrying and fair value of the Company’s derivative financial instruments was $16,000 and $208,000, respectively. The fair value of the Company’s derivatives is reflected in Escrow, deposits and other assets and receivables on the consolidated balance sheets. At December 31, 2025 and 2024, there were no derivatives in a liability position.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the years presented (amounts in thousands):

	Year Ended December 31,
	2025	2024	2023
Amount of gain recognized on derivatives in other comprehensive income	$12	$200	$328
Amount of reclassification from Accumulated other comprehensive income into Interest expense	204	836	1,295

During the twelve months ending December 31, 2025, the Company estimates an additional $16,000 will be reclassified from Accumulated other comprehensive income as a decrease to Interest expense.

The derivative agreements in effect at December 31, 2025 provide that if the wholly owned subsidiary of the Company which is a party to such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for such swap breakage losses.

Fair Value on a Non-Recurring Basis

Non-financial assets measured at fair value on a non-recurring basis consist of three properties for which the Company recognized impairments on the consolidated statements of income of $4,593,000 and $1,086,000 for the years ended December 31, 2025 and 2024, respectively. The Company determined the estimated fair values of the assets using a market approach based on a non-binding letter of intent or executed contracts for sale which were determined to be Level 3 inputs in the fair value hierarchy (see Note 5).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 10 — STOCKHOLDERS’ EQUITY

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

The following details the shares subject to awards that are outstanding under the Plans as of December 31, 2025:

	Restricted Stock	RSUs	Totals
2025 Incentive Plan (a)	—	91,075	91,075
2022 Incentive Plan (b)	445,970	172,000	617,970
2019 Incentive Plan (b)	282,825	—	282,825
Totals	728,795	263,075	991,870
(a)	On January 14, 2026, 161,285 restricted shares were issued pursuant to this plan with an aggregate grant date fair value of $3,414,000; of such awards, 6,830 shares are scheduled to vest in March 2026 and 154,455 shares are scheduled to vest in January 2031.
(b)	No additional awards may be granted under such plan.

Restricted Stock

For accounting purposes, the restricted stock is not included in the shares shown as outstanding on the balance sheet until they vest; however, dividends are paid on the unvested shares. The restricted stock grants are charged to General and administrative expense over the respective vesting periods based on the market value of the common stock on the grant date. Generally, unless earlier forfeited because the participant’s relationship with the Company terminated, unvested restricted stock awards vest five years from the grant date, and under certain circumstances may vest earlier.

RSUs

The following table reflects the activities involving RSUs:

	2025 Grant	2024 Grant		2023 Grant		2022 Grant		2021 Grant
RSUs granted (a)	91,075	88,250		85,250		85,350		80,700
RSUs vested	—	—		—		36,704	(b)	39,811	(c)
RSUs forfeited	—	750	(d)	750	(d)	48,646	(e)	40,889	(f)
RSUs outstanding	91,075	87,500		84,500		—		—
Vesting date (g)(h)	6/30/2028	6/30/2027		6/30/2026		6/30/2025		6/30/2024
(a)	The shares underlying the RSUs are excluded from the shares shown as outstanding on the balance sheet until they have vested and been issued.
(b)	Such shares were issued in August 2025.
(c)	Such shares were issued in August 2024.
(d)	Such shares were forfeited in May 2025 as the recipient did not maintain a relationship with the Company during the applicable three-year performance cycle.
(e)	Of such shares, (i) 46,536 shares were not earned because the applicable performance and market conditions had not been satisfied and (ii) 2,110 shares were forfeited in 2023 due to the retirement of an executive officer before the completion of the applicable three-year performance cycle.
(f)	Of such shares (i) 39,811 shares were not earned because the applicable market condition had not been satisfied and (ii) 1,078 shares were forfeited in 2023 due to the retirement of an executive officer before the completion of the applicable three-year performance cycle.
(g)	Generally, the recipient must maintain a relationship with the Company during the applicable three-year performance cycle.
(h)	RSUs vest upon satisfaction of metrics related to average annual total stockholder return (“TSR Metric”) and average annual return on capital (“ROC Metric”; together with the TSR Metric, the “Metrics”) and are issued to the extent the Compensation Committee determines that the Metrics with respect to the vesting of such shares have been satisfied.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 10 — STOCKHOLDERS’ EQUITY (CONTINUED)

The Metrics and other material terms and conditions of the RSUs are as follows:

			Performance Criteria (a)
Year RSU Granted	Metric	Weight	Minimum	Maximum
2022 - 2025 (b)(c)(d)	ROC Metric (e)	50%	Average annual of at least 6.0%	Average annual of at least 8.75%
	TSR Metric (f)	50%	Average annual of at least 6.0%	Average annual of at least 11.0%
(a)	If the Metrics fall between the applicable minimum and maximum performance criteria, a pro-rata portion of such units (as calculated pursuant to the applicable award agreement), as applicable, vest.
(b)	The RSUs are not entitled to voting rights.
(c)	Upon vesting, the holders of such RSUs receive an amount equal to the dividends that would have been paid on the underlying shares had such shares been outstanding during the three-year performance cycle. As of December 31, 2025 and 2024, the Company accrued an aggregate of $474,000 and $408,000 of dividend equivalents, respectively, for the unvested RSUs based on the number of shares, underlying such RSUs, that would have been issued using performance and market assumptions determined at such dates.
(d)	In August 2025, the Company paid the holders of the 2022 RSU grant an aggregate of approximately $198,000 with respect to the dividend equivalent rights on the vested 36,704 shares. In August 2024, the Company paid the holders of the 2021 RSU grants an aggregate of approximately $215,000 with respect to the dividend equivalent rights on the vested 39,811 shares.
(e)	The ROC Metrics meet the definition of a performance condition. Fair value is based on the market value on the date of grant. For ROC Awards, the Company does not recognize expense when performance conditions are not expected to be met; such performance assumptions are re-evaluated quarterly.
(f)	The TSR Metrics meet the definition of a market condition. A third-party appraiser prepares a Monte Carlo simulation pricing model to determine the fair value of such awards, which is recognized ratably over the three-year service period. For these TSR awards, the per unit or share fair value was estimated using the following assumptions:

TSR Award Year	Expected Life (yrs)	Dividend Rate	Risk-Free Interest Rate	Expected Price Volatility (1)
2025	3	7.57%	3.85% - 4.16%	22.44% - 24.54%
2024	3	7.03%	4.26% - 5.17%	22.79% - 24.80%
2023	3	8.72%	4.42% - 5.28%	28.69% - 30.05%
(1)	Calculated based on the historical and implied volatility.

As of December 31, 2025, based on performance and market assumptions, the fair value of the RSUs granted in 2025, 2024 and 2023 is $1,409,000, $1,560,000 and $1,168,000, respectively. Recognition of such deferred compensation will be charged to General and administrative expense over the respective three-year performance cycle.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 10 — STOCKHOLDERS’ EQUITY (CONTINUED)

The following is a summary of the activity of the equity incentive plans:

	Year Ended December 31,
	2025	2024	2023
Restricted stock:
Number of shares granted	154,390	151,180	152,955
Average per share grant price	$25.52	$21.60	$22.09
Deferred compensation to be recognized over vesting period	$3,940,000	$3,265,000	$3,379,000

Number of non-vested shares:
Non-vested beginning of the year	727,140	712,560	712,375
Grants	154,390	151,180	152,955
Vested during the year	(150,300)	(136,600)	(152,300)
Forfeitures	(2,435)	—	(470)
Non-vested end of the year	728,795	727,140	712,560

RSUs:
Number of underlying shares granted	91,075	88,250	85,250
Average per share grant price	$24.05	$25.60	$20.32
Deferred compensation to be recognized over vesting period	$1,409,000	$1,210,000	$958,000

Number of non-vested shares:
Non-vested beginning of the year	256,740	248,112	241,076
Grants	91,075	88,250	85,250
Vested during the year	(36,704)	(39,811)	(74,988)
Forfeitures	(48,036)	(39,811)	(3,226)
Non-vested end of the year	263,075	256,740	248,112

Restricted stock and RSU grants (based on grant price):
Weighted average per share value of non-vested shares	$24.32	$24.88	$25.90
Value of stock vested during the year	$5,156,000	$4,723,000	$5,165,000
Weighted average per share value of shares forfeited during the year	$26.20	$30.46	$27.52

Total charge to operations:
Outstanding restricted stock grants	$3,713,000	$3,662,000	$3,979,000
Outstanding RSUs	1,620,000	1,300,000	1,388,000
Total charge to operations	$5,333,000	$4,962,000	$5,367,000

As of December 31, 2025, total compensation costs of $7,396,000 and $2,162,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average vesting period is 2.1 years for the restricted stock and 1.5 years for the RSUs.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 10 — STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock Dividend

In each of 2025, 2024 and 2023, the Board of Directors declared an aggregate $1.80 per share in cash distributions.

On March 5, 2026, the Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company’s common stock, totaling approximately $9,800,000. The quarterly dividend is payable on April 6, 2026 to stockholders of record on March 27, 2026.

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

During 2025, 2024 and 2023, the Company issued approximately 31,000, 161,000 and 233,000 shares of common stock, respectively, under the DRP.

Shares Issued through the At-the-Market Equity Offering Program

The Company did not sell any shares during 2025 and 2023. During 2024, the Company sold approximately 38,000 shares for proceeds of $1,095,000, net of commissions of $22,000, and incurred offering costs of $54,000 for professional fees.

Stock Repurchase Program

The Board of Directors authorized a repurchase program pursuant to which the Company can repurchase shares of its common stock in open-market, through privately negotiated transactions or otherwise.

No shares were repurchased by the Company during 2025 and 2024. During 2023, the Company repurchased approximately 499,000 shares of common stock, for total consideration of $9,638,000, net of commissions of $30,000. As of December 31, 2025, the Company is authorized to repurchase approximately $8,082,000 of shares of common stock.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 11 — EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing net income allocable to common stockholders for each year by the weighted average number of shares of common stock outstanding during the applicable year. Net income is also allocated to the unvested restricted stock outstanding during each year, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of December 31, 2025, the shares of common stock underlying the RSUs (see Note 10) are excluded from the basic earnings per share calculation, as these units are not participating securities until they vest and are issued.

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

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator for basic and diluted earnings per share:
Net income	$27,107	$30,798	$29,918
Deduct net income attributable to non-controlling interests	(1,633)	(381)	(304)
Deduct earnings allocated to unvested restricted stock (a)	(1,331)	(1,309)	(1,291)
Net income available for common stockholders: basic and diluted	$24,143	$29,108	$28,323

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	20,866	20,600	20,499
Effect of dilutive securities: RSUs	46	122	57
Denominator for diluted earnings per share:
Weighted average number of shares	20,912	20,722	20,556

Earnings per common share: basic	$1.16	$1.41	$1.38
Earnings per common share: diluted	$1.15	$1.40	$1.38
(a)	Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 11 — EARNINGS PER COMMON SHARE (CONTINUED)

The following table identifies the number of shares of common stock underlying the RSUs that are included in the calculation, on a diluted basis, for such years:

As of December 31, 2025:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
July 1, 2025 (c)	91,075	39,432	—	39,432	51,643
July 16, 2024 (c)(d)	87,500	30,797	—	30,797	56,703
July 1, 2023 (c)(d)	84,500	28,666	22,540	51,206	33,294
Totals	263,075	98,895	22,540	121,435	141,640

As of December 31, 2024:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
July 16, 2024 (c)(d)	88,250	16,955	44,125	61,080	27,170
July 1, 2023 (c)(d)	85,250	21,564	42,625	64,189	21,061
July 1, 2022 (e)	83,240	29,841	40,036	69,877	13,363
Totals	256,740	68,360	126,786	195,146	61,594

As of December 31, 2023:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
July 1, 2023 (c)(d)	85,250	23,237	42,625	65,862	19,388
July 1, 2022 (e)	83,240	35,050	—	35,050	48,190
August 3, 2021 (f)	79,622	39,811	—	39,811	39,811
Totals	248,112	98,098	42,625	140,723	107,389
(a)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is December 31 of the applicable year.
(b)	Excluded as the applicable conditions had not been met for these shares at the applicable measurement dates.
(c)	The RSUs awarded in 2025, 2024 and 2023 vest, subject to satisfaction of the applicable market and/or performance conditions, as of June 30, 2028, 2027 and 2026, respectively (see Note 10).
(d)	In May 2025, RSUs with respect to 750 shares were forfeited pursuant to each of the RSUs awarded in 2024 and 2023, as the recipient did not maintain a relationship with the Company during the applicable three-year performance cycle.
(e)	With respect to the RSUs awarded July 1, 2022, 36,704 shares were deemed to have vested and the balance of 46,536 shares were forfeited in June 2025. The vested shares were issued in August 2025 (see Note 10).
(f)	With respect to the RSUs awarded August 3, 2021, 39,811 shares were deemed to have vested and the balance of 39,811 shares were forfeited in June 2024. The vested shares were issued in August 2024 (see Note 10).

There were no options outstanding to purchase shares of common stock or other rights exercisable for, or convertible into, common stock in 2025, 2024 and 2023.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 12 — RELATED PARTY TRANSACTIONS

Compensation and Services Agreement

Pursuant to the compensation and services agreement (“C&SA”) with Majestic Property Management LLC (“Majestic”), Majestic provides the Company with certain (i) executive, administrative, legal, accounting, clerical, property management, property acquisition, consulting (i.e., sale, leasing, brokerage, and mortgage financing), and construction supervisory services (collectively, the “Services”) and (ii) facilities and other resources. Majestic provides compensation to several of the Company’s executive officers and is indirectly owned by, among others, Matthew J. Gould, the Company’s chairman, and Jeffrey A. Gould, a director and senior vice president of the Company.

During 2025, 2024, and 2023, in consideration for the Services, the Company paid Majestic $3,619,000, $3,322,000 and $3,317,000, respectively. Included in these fees are $1,628,000 in 2025, $1,444,000 in 2024 and $1,510,000 in 2023 of property management services. The amounts paid for property management services are based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic for property management services with respect to properties managed by third parties. During 2025, 2024 and 2023, the Company also paid Majestic, pursuant to the C&SA, $350,000, $336,000 and $317,000, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies.

Executive officers and others providing services to the Company under the C&SA were awarded shares of restricted stock and RSUs under the Company’s stock incentive plans. During 2025, 2024 and 2023, the related expense charged to the Company’s operations was $2,562,000, $2,401,000 and $2,499,000, respectively.

The amounts paid under the C&SA (except for the property management services which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income.

Other

During 2025, 2024 and 2023, the Company paid fees of (i) $339,000, $326,000 and $313,000, respectively, to the Company’s chairman and (ii) $135,000, $130,000 and $125,000, respectively, to the Company’s vice chairman. These fees are included in General and administrative expense on the consolidated statements of income.

At December 31, 2025 and 2024, Gould Investors L.P. (“Gould Investors”), a related party, owned 2,272,601 shares of the outstanding common stock of the Company, or approximately 10.5% and 10.6%, respectively.

The Company obtains its property insurance in conjunction with Gould Investors and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties. Amounts reimbursed to Gould Investors were $3,042,000, $1,177,000 and $1,093,000 during 2025, 2024 and 2023, respectively. Included in Real estate expenses on the consolidated statements of income is insurance expense of $2,216,000, $1,139,000 and $893,000 during 2025, 2024 and 2023, respectively. The balance of the amounts reimbursed to Gould Investors represents prepaid insurance and is included in Escrow, deposits and other assets and receivables on the consolidated balance sheets.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 13 — OTHER INCOME

Beachwood, Ohio Litigation

In November 2025, in connection with the sale of a property located in Beachwood, Ohio (see Note 5), the Company entered into an agreement pursuant to which it received $1,300,000 in connection with the settlement of a lawsuit captioned Eastgate LLC, et al. v. OLP Beachwood OH LLC, which is recorded as Income on settlement of litigation on the consolidated statement of income for the year ended December 31, 2025.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

The Company maintains a non-contributory defined contribution pension plan covering eligible employees. Contributions by the Company are made through a money purchase plan, based upon a percent of the qualified employees’ total salary (subject to the maximum amount allowed by law). Pension expense approximated $436,000, $431,000 and $436,000 for 2025, 2024 and 2023, respectively, and is included in General and administrative expense on the consolidated statements of income.

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

Even though the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. As of December 31, 2025, tax returns for the calendar years 2022 through 2024 remain subject to examination by the Internal Revenue Service and various state and local tax jurisdictions. In 2025 and 2024, the Company collected refunds of $135,000 and $238,000, respectively, from Tennessee related to franchise taxes paid during 2020 through 2023, as the state amended the method of calculating such taxes, resulting in overpayments made in such years. The refunds are included in State Taxes on the consolidated statements of income for the years ended December 31, 2025 and 2024, respectively.

During 2025, 2024 and 2023, the Company did not incur any federal income tax expense. The Company does not have any deferred tax assets or liabilities at December 31, 2025 and 2024.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 15 — INCOME TAXES (CONTINUED)

The approximate allocation of the distributions made to stockholders is as follows for the years indicated:

	Year Ended December 31,
	2025	2024	2023
Ordinary income (a)	51%	55%	53%
Capital gains	49	45	47
	100%	100%	100%
(a)	The ordinary income portion of the distributions are considered qualified REIT dividends and will be taxed at a rate reduced by up to 20% pursuant to Internal Revenue Code Section 199A.

The Company treats depreciation expense, straight-line rent adjustments and certain other items differently for tax purposes than for financial reporting purposes. Therefore, its taxable income and dividends paid deduction differs from its financial statement income.

The following table reconciles dividends declared with the dividends paid deduction for the years indicated (amounts in thousands):

	2025	2024	2023
	Estimate	Actual	Actual
Dividends declared	$38,907	$38,421	$38,116
Dividend reinvestment plan (a)	21	70	157
	38,928	38,491	38,273
Less: Spillover dividends designated to previous year	—	(740)	(4,240)
Less: Spillover dividends designated to following year	(8,336)	(6,008)	—
Plus: Dividends designated from prior year	6,008	—	—
Plus: Dividends designated from following year	—	—	740
Dividends paid deduction	$36,600	$31,743	$34,773
(a)	Reflects the discount on common stock purchased through the dividend reinvestment plan of 3%.

NOTE 16 — SUBSEQUENT EVENTS

Subsequent events have been evaluated and, except as previously disclosed, there were no other events relative to the consolidated financial statements that require additional disclosure.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Schedule III—Consolidated Real Estate and Accumulated Depreciation

December 31, 2025

(Amounts in Thousands)

					Cost Capitalized	Gross Amount at Which Carried
			Initial Cost to Company		Subsequent to	at December 31, 2025
				Building and	Acquisition		Building &		Accumulated	Date of	Date
Type	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation (1)	Construction	Acquired
Industrial	West Palm Beach, FL	$—	$181	$724	$235	$181	$959	$1,140	$631	1973	1998
Industrial	New Hyde Park, NY	5,994	182	728	281	182	1,009	1,191	639	1960	1999
Industrial	Ronkonkoma, NY	4,674	1,042	4,171	2,943	1,042	7,114	8,156	4,123	1986	2000
Industrial	Hauppauge, NY	19,779	1,951	10,954	9,600	1,951	20,554	22,505	10,271	1982/2019	2000
Industrial	Melville, NY	4,438	774	3,029	1,170	774	4,199	4,973	2,280	1982	2003
Industrial	Saco, ME	4,536	1,027	3,623	2,050	1,027	5,673	6,700	2,197	2001	2006
Industrial	Baltimore, MD	15,630	6,474	25,282	—	6,474	25,282	31,756	12,036	1960	2006
Industrial	Durham, NC	4,147	1,043	2,404	44	1,043	2,448	3,491	996	1991	2011
Industrial	Pinellas Park, FL	5,600	1,231	1,669	646	1,231	2,315	3,546	717	1995	2012
Industrial	Fort Mill, SC	18,025	1,841	12,687	1,985	1,841	14,672	16,513	4,499	1992	2013
Industrial	Indianapolis, IN	8,525	1,224	6,935	25	1,224	6,960	8,184	2,480	1997	2013
Industrial	Fort Mill, SC	18,231	1,804	33,650	—	1,804	33,650	35,454	11,736	1997	2013
Industrial	New Hope, MN	—	881	6,064	234	881	6,298	7,179	1,834	1967	2014
Industrial	Louisville, KY	—	578	3,727	1,787	578	5,514	6,092	1,289	1974	2015
Industrial	Louisville, KY	—	51	230	—	51	230	281	65	1974	2015
Industrial	McCalla, AL	12,084	1,588	14,682	—	1,588	14,682	16,270	3,916	2003	2015
Industrial	St. Louis, MO	15,235	3,728	13,006	1,472	3,728	14,478	18,206	3,939	1969	2015
Industrial	Greenville, SC	3,863	693	6,893	1,119	693	8,012	8,705	2,088	1997	2016
Industrial	Greenville, SC	4,292	528	8,074	954	528	9,028	9,556	2,284	2000	2016
Industrial	El Paso, TX	23,000	3,691	17,904	2,429	3,691	20,333	24,024	5,129	1997	2016
Industrial	Lebanon, TN	18,563	2,094	30,039	213	2,094	30,252	32,346	7,256	1996	2016
Industrial	Huntersville, NC	3,917	1,046	6,674	—	1,046	6,674	7,720	1,519	2014	2017
Industrial	Pittston, PA	14,275	999	9,922	1,609	999	11,531	12,530	2,698	1990	2017
Industrial	Ankeny, IA	6,682	1,351	11,607	—	1,351	11,607	12,958	2,545	2016	2017
Industrial	Memphis, TN	4,155	140	7,952	—	140	7,952	8,092	1,701	1979	2017
Industrial	Pennsburg, PA	6,713	1,776	11,126	—	1,776	11,126	12,902	2,403	1986	2018
Industrial	Plymouth, MN	2,713	1,121	4,429	—	1,121	4,429	5,550	874	1978	2018
Industrial	Englewood, CO	6,962	1,562	11,300	—	1,562	11,300	12,862	2,118	2013	2018
Industrial	Moorestown, NJ	3,280	1,822	5,056	—	1,822	5,056	6,878	947	1990	2018
Industrial	Moorestown, NJ	7,367	1,443	10,898	51	1,443	10,949	12,392	2,061	1972	2018
Industrial	Bakersfield, CA	8,800	1,988	9,998	—	1,988	9,998	11,986	1,848	1980	2018
Industrial	Green Park, MO	5,874	1,421	7,835	41	1,421	7,876	9,297	1,426	2008	2018
Industrial	Greenville, SC	4,752	186	6,419	210	186	6,629	6,815	1,299	2008	2018
Industrial	Nashville, TN	4,309	1,058	6,350	516	1,058	6,866	7,924	1,169	1974	2019
Industrial	Bensalem, PA	3,421	1,602	4,323	239	1,602	4,562	6,164	766	1975	2019
Industrial	Chandler, AZ	4,354	1,335	7,379	101	1,335	7,480	8,815	1,305	2004	2019
Industrial	LaGrange, GA	2,679	297	4,500	—	297	4,500	4,797	755	2013	2019
Industrial	Shakopee, MN	4,175	1,877	5,462	330	1,877	5,792	7,669	920	1998	2019
Industrial	Rincon, GA	3,437	61	5,968	—	61	5,968	6,029	942	1998	2019
Industrial	Chandler, AZ	—	1,164	1,691	4	1,164	1,695	2,859	283	2007	2019
Industrial	Ashland, VA	4,795	391	7,901	—	391	7,901	8,292	1,211	2007	2020
Industrial	Lowell, AR	10,535	1,687	15,188	—	1,687	15,188	16,875	2,445	2017	2020
Industrial	Monroe, NC	3,923	897	5,106	—	897	5,106	6,003	619	2000	2021

					Cost Capitalized	Gross Amount at Which Carried
			Initial Cost to Company		Subsequent to	at December 31, 2025
				Building and	Acquisition		Building &		Accumulated	Date of	Date
Type	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation (1)	Construction	Acquired
Industrial	Lehigh Acres, FL	$5,372	$1,934	$7,393	$565	$1,934	$7,958	$9,892	$820	2002	2021
Industrial	Omaha, NE	5,500	1,001	6,547	257	1,001	6,804	7,805	751	1988	2021
Industrial	Fort Myers, FL	4,335	991	6,876	—	991	6,876	7,867	723	2020	2022
Industrial	Dalton, GA	9,298	547	15,836	—	547	15,836	16,383	1,442	1996	2022
Industrial	Hillside, IL	—	2,560	2,975	—	2,560	2,975	5,535	293	2002	2022
Industrial	Lexington, KY	4,993	1,558	6,881	266	1,558	7,147	8,705	645	2001	2022
Industrial	Northwood, OH	5,439	181	8,306	—	181	8,306	8,487	672	1999	2022
Industrial	Northwood, OH	—	171	7,383	—	171	7,383	7,554	606	2001	2022
Industrial	Blythewood, SC	4,052	311	12,304	685	311	12,989	13,300	798	2004	2023
Industrial	Albuquerque, NM	3,337	1,341	6,330	—	1,341	6,330	7,671	285	1957	2024
Industrial	Savannah, GA	2,759	1,044	3,724	—	1,044	3,724	4,768	160	1993	2024
Industrial	Council Bluffs, IA	18,425	3,811	28,462	—	3,811	28,462	32,273	1,024	2023	2024
Industrial	Theodore, AL	29,000	366	25,484	—	366	25,484	25,850	632	2022	2025
Industrial	Theodore, AL	—	244	20,306	—	244	20,306	20,550	502	2023	2025
Industrial	Wichita, KS	7,500	1,129	10,730	—	1,129	10,730	11,859	249	2020	2025
Industrial	Council Bluffs, IA	15,600	5,722	18,124	—	5,722	18,124	23,846	381	2023	2025
Industrial	Blythewood, SC	14,000	1,226	20,968	—	1,226	20,968	22,194	208	2023	2025
Industrial	Oakdale, MN	13,800	3,286	17,460	—	3,286	17,460	20,746	101	2023	2025
Industrial	Sewickley, PA	32,400	1,178	13,627	—	1,178	13,627	14,805	15	1980	2025
Industrial	Sewickley, PA	—	1,119	420	—	1,119	420	1,539	1	1980	2025
Industrial	Sewickley, PA	—	485	4,078	—	485	4,078	4,563	5	1989	2025
Industrial	Sewickley, PA	—	761	6,435	—	761	6,435	7,196	7	1985	2025
Industrial	Sewickley, PA	—	409	5,181	—	409	5,181	5,590	6	1985	2025
Industrial	Sewickley, PA	—	391	5,613	—	391	5,613	6,004	6	1990	2025
Industrial	Sewickley, PA	—	818	8,598	—	818	8,598	9,416	9	1986	2025
Industrial	Sewickley, PA	—	1,651	—	—	1,651	—	1,651	—	N/A	2025
Industrial	Joppa, MD	7,189	3,815	8,142	1,406	3,815	9,548	13,363	3,215	1994	2014
Retail	Seattle, WA	—	201	189	35	201	224	425	195	1986	1987
Retail	Rosenberg, TX	—	216	863	66	216	929	1,145	708	1994	1995
Retail	Selden, NY	2,155	572	2,287	150	572	2,437	3,009	1,619	1997	1999
Retail	Batavia, NY	—	515	2,061	—	515	2,061	2,576	1,385	1998	1999
Retail	Champaign, IL	—	791	3,165	1,273	791	4,438	5,229	2,513	1985	1999
Retail	El Paso, TX	8,404	2,821	11,123	2,813	2,821	13,936	16,757	9,749	1974	2000
Retail	Somerville, MA	—	510	1,993	24	510	2,017	2,527	1,152	1993	2003
Retail	Hyannis, MA	—	802	2,324	—	802	2,324	3,126	1,043	1998	2008
Retail	Marston Mills, MA	—	461	2,313	—	461	2,313	2,774	1,033	1998	2008
Retail	Everett, MA	—	1,935	—	—	1,935	—	1,935	—	N/A	2008
Retail	Royersford, PA	21,481	19,538	3,150	524	19,538	3,674	23,212	1,554	2001	2010
Retail	Monroeville, PA	—	450	863	57	450	920	1,370	348	1994	2010
Retail	Crystal Lake, IL	—	615	1,899	535	615	2,434	3,049	979	1997	2011
Retail	Highlands Ranch, CO	—	2,361	2,924	296	2,361	3,220	5,581	1,151	1995	2014
Retail	Cuyahoga Falls, OH	830	71	1,371	34	71	1,405	1,476	348	2004	2016
Retail	South Euclid, OH	807	230	1,566	95	230	1,661	1,891	440	1975	2016

					Cost Capitalized	Gross Amount at Which Carried
			Initial Cost to Company		Subsequent to	at December 31, 2025
				Building and	Acquisition		Building &		Accumulated	Date of	Date
Type	Location	Encumbrances	Land	Improvements	Improvements	Land	Improvements	Total	Depreciation (1)	Construction	Acquired
Retail	St Louis Park, MN (2)	$—	$2,038	$7,962	$—	$2,038	$7,962	$10,000	$—	1962	2016
Retail	Deptford, NJ	2,091	572	1,779	705	572	2,484	3,056	1,315	1981	2012
Retail	Lexington, KY	—	800	3,532	305	800	3,837	4,637	1,822	1999	2006
Retail	Amarillo, TX	—	862	3,810	478	862	4,288	5,150	1,943	1996	2006
Retail	Austin, TX	—	1,587	7,010	513	1,587	7,523	9,110	3,572	2001	2006
Retail	Tyler, TX	—	1,031	4,554	27	1,031	4,581	5,612	2,248	2001	2006
Retail	Newport News, VA	—	751	3,316	254	751	3,570	4,321	1,688	1995	2006
Retail	Richmond, VA	—	866	3,829	299	866	4,128	4,994	1,945	1979	2006
Retail	Naples, FL	—	3,070	2,846	302	3,070	3,148	6,218	1,384	1992	2008
Retail	Lake Charles, LA	—	1,167	3,887	2,905	1,167	6,792	7,959	3,724	1998	2002
Retail	Chicago, IL	—	3,877	2,256	67	3,877	2,323	6,200	976	1994	2008
Retail	Cary, NC	—	1,129	3,736	—	1,129	3,736	4,865	1,615	1995	2008
Retail	El Paso, TX	—	1,035	2,700	—	1,035	2,700	3,735	1,167	1993	2008
Theater	Greensboro, NC	—	—	8,328	3,000	—	11,328	11,328	9,851	1999	2004
Theater	Indianapolis, IN	—	3,099	5,225	19	3,099	5,244	8,343	1,575	1997	2014
Office	Brooklyn, NY	—	1,381	5,447	3,188	1,381	8,635	10,016	5,531	1973	1998
Health & Fitness	Tucker, GA	—	807	3,027	3,420	807	6,447	7,254	3,861	1988	2002
Restaurant	Myrtle Beach, SC	—	1,102	1,161	25	1,102	1,186	2,288	414	1978	2013
		$522,501	$153,143	$764,238	$54,876	$153,143	$819,114	$972,257	$194,663

Note 1 — Depreciation is provided over the estimated useful lives of the buildings and improvements, which range from two to 40 years.

Note 2 — Amounts for this property’s land, building and improvements and accumulated depreciation are shown net of $1,351, $5,277, and $3,335, respectively, resulting from an impairment write-off in 2025.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

Notes to Schedule III

Consolidated Real Estate and Accumulated Depreciation

(a)  Reconciliation of “Real Estate and Accumulated Depreciation”

(Amounts in Thousands)

	Year Ended December 31,
	2025	2024	2023
Investment in real estate:
Balances: Beginning of year	$860,752	$864,655	$879,596
Addition: Land, buildings and improvements	179,564	50,112	18,176
Deduction: Properties sold	(60,131)	(52,474)	(33,117)
Deduction: Impairments on properties	(7,928)	(1,541)	—
Balances: End of year	$972,257	$860,752	$864,655
	(1)
Accumulated depreciation:
Balances: Beginning of year	$188,447	$182,705	$173,143
Addition: Depreciation	21,411	19,515	19,242
Deduction: Accumulated depreciation related to properties sold	(11,860)	(13,318)	(9,680)
Deduction: Accumulated depreciation on impaired properties	(3,335)	(455)	—
Balances: End of year	$194,663	$188,447	$182,705

(1)	At December 31, 2025, the aggregate cost for federal income tax purposes is approximately $38,744 greater than the Company’s recorded values.