Form 10-Q
period 2026-03-31
ONE LIBERTY PROPERTIES INC
filed 2026-05-06
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the registrant had 21,819,448 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	March 31,	December 31,
	2026	2025
ASSETS	(Unaudited)
Real estate investments, at cost
Land	$158,679	$153,143
Buildings and improvements	856,848	819,114
Total real estate investments, at cost	1,015,527	972,257
Less accumulated depreciation	196,903	194,663
Real estate investments, net	818,624	777,594

Property held-for-sale	1,283	—
Cash and cash equivalents	20,444	14,434
Unbilled rent receivable	17,613	17,269
Unamortized intangible lease assets, net	28,110	25,501
Escrow, deposits and other assets and receivables	12,563	22,772
Total assets(1)	$898,637	$857,570
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net (see Note 6)	$529,470	$517,342
Line of credit	32,000	—
Dividends payable	10,346	10,214
Accrued expenses and other liabilities	15,570	17,271
Unamortized intangible lease liabilities, net	13,692	12,946
Total liabilities(1)	601,078	557,773

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 50,000 shares authorized; 21,069 and 20,916 shares issued and outstanding	21,069	20,916
Paid-in capital	342,645	341,389
Accumulated other comprehensive income	9	16
Distributions in excess of net income	(66,353)	(62,718)
Total One Liberty Properties, Inc. stockholders’ equity	297,370	299,603
Non-controlling interest in consolidated joint venture(1)	189	194
Total equity	297,559	299,797
Total liabilities and equity	$898,637	$857,570
(1)	The Company’s consolidated balance sheets include assets and liabilities of a consolidated variable interest entity (“VIE”). See Note 7. The consolidated balance sheets include the following amounts related to the Company’s consolidated VIE: $3,815 and $3,815 of land, $6,257 and $6,332 of building and improvements, net of $3,290 and $3,215 of accumulated depreciation, $559 and $637 of other assets included in other line items, $7,061 and $7,143 of real estate debt, net, $38 and $73 of other liabilities included in other line items and $189 and $194 of non-controlling interest as of March 31, 2026 and December 31, 2025, respectively.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Rental income, net	$26,963	$24,170
Lease termination fees	1,327	—
Total revenues	28,290	24,170

Operating expenses:
Depreciation and amortization	8,570	6,545
Real estate expenses (see Note 11 for related party information)	5,712	5,038
General and administrative (see Note 11 for related party information)	4,338	4,170
State tax expense (benefit)	64	(94)
Total operating expenses	18,684	15,659

Other operating income
Gain on sale of real estate, net	3,876	1,110
Operating income	13,482	9,621

Other income and expenses:
Other income	39	213
Interest:
Expense	(6,958)	(5,432)
Amortization and write-off of deferred financing costs	(323)	(233)

Net income	6,240	4,169
Net income attributable to non-controlling interests	(3)	(14)
Net income attributable to One Liberty Properties, Inc.	$6,237	$4,155

Weighted average number of common shares outstanding:
Basic	21,054	20,820
Diluted	21,123	20,951

Earnings per common share attributable to common stockholders:
Basic and diluted	$.28	$.18

Cash distributions per share of common stock	$.45	$.45

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income	$6,240	$4,169

Other comprehensive income
Net unrealized loss on derivative instruments	(7)	(78)
Comprehensive income	6,233	4,091

Net income attributable to non-controlling interests	(3)	(14)
Comprehensive income attributable to One Liberty Properties, Inc.	$6,230	$4,077

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

			Accumulated	Accumulated	Non-Controlling
			Other	Distributions	Interests in
	Common	Paid-in	Comprehensive	in Excess of	Consolidated
	Stock	Capital	Income (loss)	Net Income	Joint Ventures	Total
Balances, December 31, 2025	$20,916	$341,389	$16	$(62,718)	$194	$299,797
Cash distributions — common stock ($.45 per share)	—	—	—	(9,872)	—	(9,872)
Compensation expense — restricted stock and RSUs	—	1,267	—	—	—	1,267
Shares issued through dividend reinvestment plan	7	135	—	—	—	142
Restricted stock vesting	146	(146)	—	—	—	—
Distribution to non-controlling interest	—	—	—	—	(8)	(8)
Net income	—	—	—	6,237	3	6,240
Other comprehensive loss	—	—	(7)	—	—	(7)
Balances, March 31, 2026	$21,069	$342,645	$9	$(66,353)	$189	$297,559

			Accumulated	Accumulated	Non-Controlling
			Other	Distributions	Interests in
	Common	Paid-in	Comprehensive	in Excess of	Consolidated
	Stock	Capital	Income (loss)	Net Income	Joint Ventures	Total
Balances, December 31, 2024	$20,698	$335,539	$208	$(49,020)	$1,150	$308,575
Cash distributions — common stock ($.45 per share)	—	—	—	(9,804)	—	(9,804)
Compensation expense — restricted stock and RSUs	—	1,346	—	—	—	1,346
Shares issued through dividend reinvestment plan	7	180	—	—	—	187
Restricted stock vesting	139	(139)	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	(63)	(63)
Net income	—	—	—	4,155	14	4,169
Other comprehensive loss	—	—	(78)	—	—	(78)
Balances, March 31, 2025	$20,844	$336,926	$130	$(54,669)	$1,101	$304,332

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued on Next Page)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income	$6,240	$4,169
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(3,876)	(1,110)
Increase in net amortization and write-off of unbilled rental income	(374)	(402)
Amortization and write-off of intangibles relating to leases, net	(334)	(252)
Amortization of restricted stock and RSU compensation expense	1,267	1,346
Depreciation and amortization	8,570	6,545
Amortization and write-off of deferred financing costs	323	233
Payment of leasing commissions	(223)	(106)
Equity in (loss) earnings of unconsolidated joint ventures included in other income	6	(25)
Decrease in escrow, deposits, other assets and receivables	609	1,540
Decrease in accrued expenses and other liabilities	(985)	(942)
Net cash provided by operating activities	11,223	10,996

Cash flows from investing activities:
Purchase of real estate	(57,087)	(88,838)
Improvements to real estate	(1,817)	(1,576)
Net proceeds from sale of real estate	9,765	3,456
Distributions of capital from unconsolidated joint venture included in other assets	26	620
Net cash used in investing activities	(49,113)	(86,338)

Cash flows from financing activities:
Proceeds from mortgage financings	17,002	52,121
Repayments of mortgage financings	(2,075)	(3,539)
Scheduled amortization payments of mortgages payable	(2,772)	(2,797)
Proceeds from bank line of credit	38,000	5,000
Repayments on bank line of credit	(6,000)	—
Issuance of shares through dividend reinvestment plan	142	187
Payment of financing costs	(340)	(591)
Distributions to non-controlling interests	(8)	(63)
Cash distributions to common stockholders	(141)	(9,641)
Net cash provided by financing activities	43,808	40,677

Net increase (decrease) in cash, cash equivalents and restricted cash	5,918	(34,665)
Cash, cash equivalents and restricted cash at beginning of year	15,084	45,481
Cash, cash equivalents and restricted cash at end of period	$21,002	$10,816

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$6,719	$5,200
Supplemental disclosure of non-cash investing activity:
Purchase accounting allocation - intangible lease assets	$4,989	$7,888
Purchase accounting allocation - intangible lease liabilities	(1,310)	(1,155)
Supplemental disclosure of non-cash financing activity:
Distributions to common stockholders from other assets	$(9,599)	$—

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	Three Months Ended
	March 31,
	2026	2025
Cash and cash equivalents	$20,444	$8,162
Restricted cash included in escrow, deposits and other assets and receivables	558	2,654
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$21,002	$10,816

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2026

NOTE 1 – ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial properties. As of March 31, 2026, OLP owns 111 properties, including one property owned by a consolidated joint venture. The 111 properties are located in 33 states.

NOTE 2 – SUMMARY ACCOUNTING POLICIES

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2025.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The consolidated financial statements include the accounts and operations of OLP, its wholly-owned subsidiaries, its joint venture in which the Company, as defined, has a controlling interest and is a variable interest entity (“VIE”) of which the Company is the primary beneficiary. OLP and its consolidated subsidiaries are referred to herein as the “Company”. Material intercompany items and transactions have been eliminated in consolidation.

Purchase Accounting for Acquisition of Real Estate

In acquiring real estate, the Company evaluates whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, and if that requirement is met, the asset group is accounted for as an asset acquisition and not a business combination. Transaction costs incurred with such asset acquisitions are capitalized to real estate assets and depreciated over the applicable useful lives.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2026 (CONTINUED)

NOTE 2 – SUMMARY ACCOUNTING POLICIES (CONTINUED)

Variable Interest Entities and Investment in Joint Ventures

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

Reclassifications

Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year’s presentation. The Company reclassified certain amounts so that it presents, as it does for the three months ended March 31, 2026, (i) equity in earnings of unconsolidated joint ventures as part of Other income on the consolidated statements of income for the three months ended March 31, 2025, and (ii) investment in unconsolidated joint ventures as part of Escrow, deposits, and other assets and receivables on the consolidated balance sheets for the year ended December 31, 2025.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2026 (CONTINUED)

NOTE 3 – LEASES (CONTINUED)

The components of lease revenues are as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2026	2025
Fixed lease revenues	$21,856	$19,536
Variable lease revenues	4,773	4,382
Lease revenues (a)	$26,629	$23,918
(a)	Excludes amortization related to lease intangible assets and liabilities of $334 and $252 for the three months ended March 31, 2026 and 2025, respectively.

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

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due by, among other things, reviewing the tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. As of March 31, 2026, the Company has assessed the collectability of all recorded lease revenues as probable.

Minimum Future Rents

As of March 31, 2026, the minimum future contractual rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual rents do not include (i) straight-line rent or amortization of lease intangibles or incentives and (ii) variable lease payments as described above.

From April 1 – December 31, 2026	$64,250
For the year ending December 31,
2027	79,965
2028	68,583
2029	56,079
2030	44,333
2031	30,939
Thereafter	58,398
Total	$402,547

Lease Termination Fees

In March 2026, the Company recognized an aggregate of $1,327,000 from two industrial tenants in lease buy-out transactions. In connection with these transactions, the Company also wrote-off the tenants’ aggregate unbilled rent receivable balances of $119,000, as a decrease to Rental income, net.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2026 (CONTINUED)

NOTE 3 – LEASES (CONTINUED)

Lessee Accounting

Ground Lease

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The ground lease expires March 3, 2030 and provides for up to three, five-year renewal options and one seven-month renewal option. As of March 31, 2026, the remaining lease term is 3.9 years. The Company recognized lease expense related to this ground lease of $122,000 for each of the three months ended March 31, 2026 and 2025, respectively, which is included in Real estate expenses on the consolidated statements of income.

Office Lease

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires December 31, 2031 and provides for a five-year renewal option. As of March 31, 2026, the remaining lease term, including the renewal option deemed exercised, is 10.8 years. The Company recognized lease expense related to this office lease of $14,000 for each of the three months ended March 31, 2026 and 2025, respectively, which is included in General and administrative expenses on the consolidated statements of income.

Minimum Future Lease Payments

As of March 31, 2026, the minimum future lease payments related to these operating leases are as follows (amounts in thousands):

From April 1 – December 31, 2026	$471
For the year ending December 31,
2027	629
2028	630
2029	692
2030	180
2031	55
Thereafter	301
Total undiscounted cash flows	$2,958
Present value discount	(485)
Lease liability	$2,473

The lease liability is included in Accrued expenses and other liabilities on the consolidated balance sheet.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2026 (CONTINUED)

NOTE 4 – REAL ESTATE ACQUISITIONS

The following tables detail the Company’s real estate asset acquisitions (all of which were acquired on January 29, 2026) and purchase price allocations during the three months ended March 31, 2026 (amounts in thousands):

	Contract	Mortgage Terms on Acquired Property				Capitalized
	Purchase	Amount of		Interest	Year of	Transaction
Description of Industrial Property	Price	Debt		Rate	Maturity	Costs
Mondelez Global LLC
Greensboro, North Carolina	$7,700	$4,047	(a)	5.53%	2033	$38
Mondelez Global LLC
West Columbia, South Carolina	6,600	3,656	(a)	5.53%	2033	33
Mondelez Global LLC
Omaha, Nebraska	6,900	3,808	(a)	5.53%	2033	38
Mondelez Global LLC
Birmingham, Alabama	5,600	—		—	—	45
ABC Supply Interiors, Inc.
Oklahoma City, Oklahoma	2,800	1,581	(a)	5.53%	2033	40
ABC Supply Interiors, Inc.
Spanish Fork, Utah	4,000	2,686	(a)	5.53%	2033	48
Husqvarna U.S. Holding, Inc.
Blythewood, South Carolina	15,500	—		—	—	39
Bimbo Bakeries, Inc.
Richland, Mississippi	2,100	1,224	(a)	5.53%	2033	39
HABE USA, Inc.
Richland, Mississippi	2,000	—		—	—	33
Owens & Minor Distribution, Inc.
Richland, Mississippi	3,500	—		—	—	34
Totals for the three months ended March 31, 2026	$56,700	$17,002				$387

(a)	These mortgages are cross-defaulted.

						Rate (a)
		Building &	Intangible Lease			Market
Description of Industrial Property	Land	Improvements	Asset	Liability	Total	Cap	Discount
Mondelez Global LLC
Greensboro, North Carolina	$871	$6,271	$859	$(263)	$7,738	5.75%	7.25%
Mondelez Global LLC
West Columbia, South Carolina	501	5,631	805	(304)	6,633	5.75%	7.25%
Mondelez Global LLC
Omaha, Nebraska	1,707	4,719	897	(385)	6,938	6.25%	7.75%
Mondelez Global LLC
Birmingham, Alabama	698	4,759	188	—	5,645	5.75%	7.25%
ABC Supply Interiors, Inc.
Oklahoma City, Oklahoma	618	1,864	358	—	2,840	6.75%	8.25%
ABC Supply Interiors, Inc.
Spanish Fork, Utah	1,432	2,384	463	(231)	4,048	5.75%	7.25%
Husqvarna U.S. Holding, Inc.
Blythewood, South Carolina	526	14,807	206	—	15,539	5.75%	7.25%
Bimbo Bakeries, Inc.
Richland, Mississippi	578	1,232	329	—	2,139	9.00%	10.50%
HABE USA, Inc.
Richland, Mississippi	279	1,483	341	(70)	2,033	9.00%	10.50%
Owens & Minor Distribution, Inc.
Richland, Mississippi	435	2,613	543	(57)	3,534	8.75%	10.25%
Totals for the three months ended March 31, 2026	$7,645	$45,763	$4,989	$(1,310)	$57,087
(a)	The fair value of the tangible assets and lease-related intangibles were assessed as of the acquisition date using an income approach and estimated cash flow projections which utilize an appropriate market capitalization rate and discount rate which are categorized as Level 3 unobservable inputs in the fair value hierarchy (as defined in Note 10).

Acquisition subsequent to March 31, 2026

On April 30, 2026, the Company acquired 14 acres of land for $800,000 – this land is adjacent to the Blythewood, South Carolina property acquired on January 29, 2026.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2026 (CONTINUED)

NOTE 5 – SALES OF PROPERTIES AND PROPERTY HELD-FOR-SALE

Sales of Properties

The following table details the Company’s sales of real estate during the three months ended March 31, 2026 and 2025 (amounts in thousands):

			Gross	Gain on Sale of
Description of Property	City, State	Date Sold	Sales Price	Real Estate, Net
Vacant retail property	Cary, North Carolina	March 13, 2026	$6,000	$2,518
Havertys retail property	Newport News, Virginia	March 31, 2026	4,200	1,358
Totals for the three months ended March 31, 2026			$10,200	$3,876	(a)

Land and improvements (b)	Lakewood, Colorado	January 16, 2025	$400	$(44)	(b)
Hooters restaurant property	Concord, North Carolina	January 21, 2025	3,253	1,154
Totals for the three months ended March 31, 2025			$3,653	$1,110	(c)
(a)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $31 of unbilled rent receivables and $2 of other assets and receivables.
(b)	This property was owned by a consolidated joint venture in which the Company held a 90% interest. The non-controlling interest’s share of the loss was $4.
(c)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $73 of unbilled rent receivables and $162 of net unamortized intangible lease assets.

Property Held-for-Sale

In January 2026, the Company entered into a contract, as thereafter amended, to sell a retail property located in South Euclid, Ohio for $1,483,000. The buyer’s right to terminate the contract without penalty expired on March 18, 2026. At March 31, 2026, the Company classified the $1,283,000 net book value of the property’s land, building, improvements and the unamortized balances of unbilled rent receivable and intangible lease assets and liabilities as Property held-for-sale in the accompanying consolidated balance sheet. The property was sold on April 16, 2026 and the sale will result in a gain of approximately $118,000, which will be recognized as Gain on sale of real estate, net, in the consolidated statements of income for the three and six months ending June 30, 2026.

Sales subsequent to March 31, 2026

During the quarter ended March 31, 2026, the Company entered into contracts to sell the following properties (amounts in thousands):

					Estimated Gain
			Date Sold/	Gross Sales	on Sale of Real
Description of Property	City, State	Held-for-Sale (a)	Estimated Sale	Price	Estate, net (b)
Multi-tenant retail property	Champaign, Illinois	April 22, 2026	May 5, 2026	$7,498	$3,300
Multi-tenant retail property (c)	El Paso, Texas	April 24, 2026	June 2, 2026	17,500	9,800

(a)	The Company has determined the held-for-sale criteria has been met as the buyers’ right to terminate the contracts without penalty expired on these dates.
(b)	Such estimated gains are anticipated to be recognized as Gain on sale of real estate, net, in the consolidated statements of income for the three and six months ending June 30, 2026.
(c)	In connection with this sale, the Company intends to pay off the mortgage on this property which had a balance of $8,306 as of March 31, 2026.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2026 (CONTINUED)

NOTE 6 – DEBT OBLIGATIONS

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	March 31,	December 31,
	2026	2025
Mortgages payable, gross	$534,656	$522,501
Unamortized deferred financing costs	(4,690)	(4,629)
Unamortized mortgage intangible assets	(496)	(530)
Mortgages payable, net	$529,470	$517,342

The following table sets forth, as of March 31, 2026, scheduled principal repayments with respect to the Company’s mortgage debt (amounts in thousands):

	For the Nine
	Months Ending	For the Years Ending
	December 31,	December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Amortization payments	$8,346	$10,281	$9,656	$7,602	$6,629	$24,498	$67,012
Principal due at maturity	17,767	38,525	30,155	79,386	71,429	230,382	467,644
Total	$26,113	$48,806	$39,811	$86,988	$78,058	$254,880	$534,656

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

The facility, which matures December 31, 2026, provides for an interest rate equal to 30-day SOFR plus an applicable margin ranging from 175 basis points to 275 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility. The applicable margin was 175 basis points at each of March 31, 2026 and 2025. An unused facility fee of 0.25% per annum applies to the facility. The Company had $32,000,000 outstanding on the facility at March 31, 2026 and there was no balance outstanding at December 31, 2025. The weighted average interest rate was approximately 5.42% and 6.07% for the three months ended March 31, 2026 and 2025, respectively. The Company was in compliance with all covenants at each of March 31, 2026 and 2025.

At March 31, 2026 and May 1, 2026, $68,000,000 and $74,500,000, respectively, was available to be borrowed under the facility, including an aggregate of up to $32,000,000 and $38,500,000, respectively, available for renovation and operating expense purposes. At May 1, 2026, there was $25,500,000 outstanding on the facility and the interest rate was 5.40%.

At March 31, 2026 and December 31, 2025, the Company had unamortized deferred financing costs of $137,000 and $183,000, respectively, which are included in Escrow, deposits and other assets and receivables on the consolidated balance sheets.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2026 (CONTINUED)

NOTE 7 – CONSOLIDATED JOINT VENTURE AND VARIABLE INTEREST ENTITY

Variable Interest Entity – Consolidated Joint Venture

As of March 31, 2026, the Company has one consolidated joint venture in which it holds a 95% interest. The Company has determined that (i) this joint venture is a VIE because the non-controlling interest does not hold substantive kick-out or participating rights and (ii) it is the primary beneficiary of this VIE as it has the power to direct the activities that most significantly impact the joint venture’s performance including management, approval of expenditures, and the obligation to absorb the losses or rights to receive benefits. Accordingly, the Company consolidates the operations of this VIE for financial statement purposes. The VIE’s creditors do not have recourse to the assets of the Company other than those held by the joint venture.

The following is a summary of the consolidated VIE’s carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	March 31,	December 31,
	2026	2025
Land	$3,815	$3,815
Building and improvements, net of accumulated depreciation of $3,290 and $3,215, respectively	6,257	6,332
Cash	328	315
Unbilled rent receivable	132	138
Escrow, deposits and other assets and receivables	99	184
Mortgage payable, net of unamortized deferred financing costs of $41 and $45, respectively	7,061	7,143
Accrued expenses and other liabilities	38	73
Non-controlling interest in consolidated joint venture	189	194

Distributions to our joint venture partner are determined pursuant to the applicable operating agreement and, in the event of a sale of, or refinancing of the mortgage encumbering, the property owned by such venture, the distributions to the Company may be less than that implied by the Company’s equity ownership interest in the venture.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2026 (CONTINUED)

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock Dividend

On March 5, 2026, the Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company’s common stock, totaling approximately $9,816,000. The quarterly dividend was paid on April 6, 2026 to stockholders of record at the close of business on March 27, 2026.

Dividend Reinvestment Plan

The Company’s Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price (as such price is calculated pursuant to the DRP). The discount is currently being offered at 3%. Under the DRP, the Company issued approximately 7,000 shares of common stock during each of the three months ended March 31, 2026 and 2025, respectively.

Stock Repurchase Program

The Board of Directors authorized a repurchase program pursuant to which the Company can repurchase shares of its common stock in open-market, through privately negotiated transactions or otherwise. No shares were repurchased by the Company during the three months ended March 31, 2026 and 2025. As of March 31, 2026, the Company is authorized to repurchase approximately $8,082,000 of shares of common stock.

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

The following details the shares subject to awards that are outstanding under the Plans as of March 31, 2026:

	Restricted Stock	RSUs	Totals
2025 Incentive Plan	154,455	91,075	245,530
2022 Incentive Plan (a)	445,970	172,000	617,970
2019 Incentive Plan (a)	143,825	—	143,825
Totals	744,250	263,075	1,007,325
(a)	No additional awards may be granted under such plans.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2026 (CONTINUED)

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

RSUs

The following table reflects the RSUs outstanding as of March 31, 2026:

	2025 Grant	2024 Grant	2023 Grant
RSUs outstanding (a)(b)	91,075	87,500	84,500
Vesting date (c)(d)	6/30/2028	6/30/2027	6/30/2026
(a)	The shares underlying the RSUs are excluded from the shares shown as outstanding on the balance sheet until they have vested and been issued.
(b)	No shares were granted, vested or forfeited during the three months ended March 31, 2026 and 2025.
(c)	Generally, the recipient must maintain a relationship with the Company during the applicable three-year performance cycle.
(d)	RSUs vest upon satisfaction of metrics related to average annual total stockholder return (“TSR Metric”) and average annual return on capital (“ROC Metric”; together with the TSR Metric, the “Metrics”) and are issued to the extent the Compensation Committee determines that the Metrics with respect to the vesting of such shares have been satisfied.

The Metrics and other material terms and conditions of the RSUs are as follows:

			Performance Criteria (a)
Year RSU Granted	Metric	Weight	Minimum	Maximum
2023 - 2025 (b)(c)	ROC Metric (d)	50%	Average annual of at least 6.0%	Average annual of at least 8.75%
	TSR Metric (e)	50%	Average annual of at least 6.0%	Average annual of at least 11.0%
(a)	If the Metrics fall between the applicable minimum and maximum performance criteria, a pro-rata portion of such units (as calculated pursuant to the applicable award agreement), as applicable, vest.
(b)	The RSUs are not entitled to voting rights.
(c)	Upon vesting, the holders of such RSUs receive an amount equal to the dividends that would have been paid on the underlying shares had such shares been outstanding during the three-year performance cycle. As of March 31, 2026 and December 31, 2025, the Company accrued an aggregate of $530,000 and $474,000 of dividend equivalents, respectively, for the unvested RSUs based on the number of shares, underlying such RSUs, that would have been issued using performance and market assumptions determined at such dates.
(d)	The ROC Metrics meet the definition of a performance condition. Fair value is based on the market value on the date of grant. For ROC Awards, the Company does not recognize expense when performance conditions are not expected to be met; such performance assumptions are re-evaluated quarterly.
(e)	The TSR Metrics meet the definition of a market condition. A third-party appraiser prepares a Monte Carlo simulation pricing model to determine the fair value of such awards, which is recognized ratably over the three-year service period.

As of March 31, 2026, based on performance and market assumptions, the fair value of the RSUs granted in 2025, 2024 and 2023 is $1,240,000, $1,395,000, and $1,190,000, respectively. Recognition of such deferred compensation will be charged to General and administrative expense over the respective three-year performance cycles.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2026 (CONTINUED)

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

The following is a summary of the activity of the Plans:

	Three Months Ended
	March 31,
	2026	2025
Restricted stock:
Number of shares granted	161,285	154,390
Average per share grant price	$21.17	$25.52
Deferred compensation to be recognized over vesting period	$3,414,000	$3,940,000

Number of non-vested shares:
Non-vested beginning of the period	728,795	727,140
Grants	161,285	154,390
Vested during the period	(145,830)	(139,300)
Forfeitures	—	(60)
Non-vested end of the period	744,250	742,170

RSUs (a):
Number of non-vested shares:
Non-vested beginning of the period	263,075	256,740
Grants	—	—
Vested during the period	—	—
Forfeitures	—	—
Non-vested end of the period	263,075	256,740

Restricted stock and RSU grants (based on grant price):
Weighted average per share value of non-vested shares	$24.39	$24.52
Value of stock vested during the period	$2,972,000	$3,914,000
Weighted average per share value of shares forfeited during the period	$—	$25.52

Total charge to operations:
Outstanding restricted stock grants	$1,038,000	$938,000
Outstanding RSUs	229,000	408,000
Total charge to operations	$1,267,000	$1,346,000

(a)	There were no RSUs granted during the three months ended March 31, 2026 and 2025.

As of March 31, 2026, total compensation costs of $9,772,000 and $1,620,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average remaining vesting period is 2.8 years for the restricted stock and 1.3 years for the RSUs. The Company recognizes the effect of forfeitures on restricted stock awards and RSUs when they occur, and previously recognized compensation expense is reversed in the period the grant or unit is forfeited.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2026 (CONTINUED)

NOTE 9 – EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing net income allocable to common stockholders for each period by the weighted average number of shares of common stock outstanding during the applicable period. Net income is also allocated to the unvested restricted stock outstanding during each period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of March 31, 2026, the shares of common stock underlying the RSUs (see Note 8) are excluded from the basic earnings per share calculation, as these units are not participating securities until they vest and are issued.

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

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2026	2025
Numerator for basic and diluted earnings per share:
Net income	$6,240	$4,169
Deduct net income attributable to non-controlling interests	(3)	(14)
Deduct earnings allocated to unvested restricted stock (a)	(335)	(334)
Net income available for common stockholders: basic and diluted	$5,902	$3,821

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	21,054	20,820
Effect of dilutive securities: RSUs	69	131
Denominator for diluted earnings per share:
Weighted average number of shares	21,123	20,951

Earnings per common share: basic and diluted	$.28	$.18
(a)	Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2026 (CONTINUED)

NOTE 9 – EARNINGS PER COMMON SHARE (CONTINUED)

The following table identifies the number of shares of common stock underlying the RSUs that are included in the calculation, on a diluted basis, for such periods:

As of March 31, 2026:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
July 1, 2025 (c)	91,075	45,537	—	45,537	45,538
July 16, 2024 (c)(d)	87,500	35,413	—	35,413	52,087
July 1, 2023 (c)(d)	84,500	31,637	41,513	73,150	11,350
Totals	263,075	112,587	41,513	154,100	108,975

As of March 31, 2025:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
July 16, 2024 (c)(d)	88,250	19,628	44,125	63,753	24,497
July 1, 2023 (c)(d)	85,250	22,856	42,625	65,481	19,769
July 1, 2022 (e)	83,240	30,682	33,760	64,442	18,798
Totals	256,740	73,166	120,510	193,676	63,064
(a)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is March 31 of the applicable period.
(b)	Excluded as the applicable conditions had not been met for these shares at the applicable measurement dates.
(c)	The RSUs awarded in 2025, 2024 and 2023 vest, subject to satisfaction of the applicable market and/or performance conditions, as of June 30, 2028, 2027 and 2026, respectively (see Note 8).
(d)	In May 2025, RSUs with respect to 750 shares were forfeited pursuant to each of the RSUs awarded in 2024 and 2023, as the recipient did not maintain a relationship with the Company during the applicable three-year performance cycle.
(e)	With respect to the RSUs awarded July 1, 2022, 36,704 shares were deemed to have vested and the balance of 46,536 shares were forfeited as of June 30, 2025. The vested shares were issued in August 2025.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2026 (CONTINUED)

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

The fair value and carrying amounts of the Company’s mortgages payable are as follows (dollars in thousands):

	March 31,	December 31,
	2026	2025
Fair value of mortgages payable (a)	$530,252	$517,660
Carrying value of mortgages payable, gross	$534,656	$522,501
Fair value less than the carrying value	$(4,404)	$(4,841)
Blended market interest rate (a)	5.47%	5.44%
Weighted average interest rate	4.91%	4.88%
Weighted average remaining term to maturity (years)	5.6	5.8
(a)	Estimated using unobservable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

At March 31, 2026, the $32,000,000 carrying amount of the Company’s line of credit approximates its fair value as the line of credit has a variable interest rate and approximates market rates.

Fair Value on a Recurring Basis

As of March 31, 2026, the Company had in effect two interest rate derivatives, both of which were interest rate swaps, related to two outstanding mortgage loans with an aggregate $1,617,000 notional amount. These interest rate swaps, both of which (i) were designated as cash flow hedges, converting SOFR based variable rate mortgages to fixed annual rate mortgages, (ii) mature in July 2026 and (iii) have an interest rate of 3.24%. The Company’s objective in using interest rate swaps is to add stability to interest expense. The Company does not use derivatives for trading or speculative purposes.

Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This fair value analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. Although the Company has determined the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the associated credit valuation adjustments use Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparty. As of March 31, 2026, the Company has assessed and determined the impact of the credit valuation adjustments on the overall valuation of its derivative positions is not significant. As a result, the Company determined its derivative valuation is classified in Level 2 of the fair value hierarchy. The Company does not currently own any financial instruments that are measured on a recurring basis and that are classified as Level 1 or 3.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2026 (CONTINUED)

NOTE 10 – FAIR VALUE MEASUREMENTS (CONTINUED)

The carrying and fair value of the Company’s derivative financial instruments was $9,000 and $16,000 as of March 31, 2026 and December 31, 2025, respectively. The fair value of the Company’s derivatives is reflected in Escrow, deposits and other assets and receivables on the consolidated balance sheets. As of March 31, 2026 and December 31, 2025, there were no derivatives in a liability position.

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended
	March 31,
	2026	2025
Amount of gain recognized on derivatives in other comprehensive income	$1	$1
Amount of reclassification from Accumulated other comprehensive income into Interest expense	8	79

During the twelve months ending March 31, 2027, the Company estimates an additional $9,000 will be reclassified from Accumulated other comprehensive income as a decrease to Interest expense.

The derivative agreements in effect at March 31, 2026 provide that if the wholly-owned subsidiary of the Company which is a party to such agreement defaults or is capable of being declared in default on any of its indebtedness, then a default can be declared on such subsidiary’s derivative obligation. In addition, the Company is a party to the derivative agreements and if there is a default by the subsidiary on the loan subject to the derivative agreement to which the Company is a party and if there are swap breakage losses on account of the derivative being terminated early, the Company could be held liable for such swap breakage losses.

NOTE 11 – RELATED PARTY TRANSACTIONS

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

In consideration for the Services, the Company paid Majestic $979,000 and $888,000 for the three months ended March 31, 2026 and 2025, respectively. Included in these amounts are fees for property management services of $451,000 and $390,000 for the three months ended March 31, 2026 and 2025, respectively. The amounts paid for property management services are based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic for property management services with respect to properties managed by third parties. The Company also paid Majestic, pursuant to the C&SA, $92,000 and $87,000 for the three months ended March 31, 2026 and 2025, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies.

Executive officers and others providing services to the Company under the C&SA were awarded shares of restricted stock and restricted stock units (“RSUs”) under the Company’s stock incentive plans (described in Note 8). The related expense charged to the Company’s operations was $527,000 and $648,000 for the three months ended March 31, 2026 and 2025, respectively.

The amounts paid under the C&SA (except for the property management services which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MARCH 31, 2026 (CONTINUED)

NOTE 11 – RELATED PARTY TRANSACTIONS (CONTINUED)

Other

During the three months ended March 31, 2026 and 2025, the Company paid quarterly fees of (i) $88,000 and $85,000, respectively, to the Company’s chairman and (ii) $34,000 and $34,000, respectively, to the Company’s vice-chairman. These fees are included in General and administrative expenses on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party, and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties. Amounts reimbursed to Gould Investors were $104,000 during the three months ended March 31, 2026. Included in Real estate expenses on the consolidated statements of income is insurance expense of $778,000 and $275,000 for the three months ended March 31, 2026 and 2025, respectively, of amounts reimbursed to Gould Investors in prior periods.

NOTE 12 – SEGMENT REPORTING

Substantially all of the Company’s real estate assets, at acquisition, are comprised of real estate owned that is leased to tenants. Therefore, the Company aggregates real estate assets for reporting purposes and operates in one reportable segment.

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

NOTE 13 – NEW ACCOUNTING PRONOUNCEMENT

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

NOTE 14 – SUBSEQUENT EVENTS

Subsequent events have been evaluated and except as previously disclosed herein, there were no other events relative to the consolidated financial statements that require additional disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provision for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “could,” “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” or similar expressions or variations thereof and include, without limitation, statements regarding our future estimated base rent, funds from operations, adjusted funds from operations and our dividend. Among other things, forward looking statements with respect to (i) estimates of base rent and rental income exclude variable rent (including tenant reimbursements) and the adjustments required by GAAP to present rental income, (ii) estimates of base rent may not, unless otherwise expressly indicated, reflect the expenses (e.g., real estate expenses, interest, depreciation and amortization or any one or more of the foregoing) with respect to the associated property, (iii) anticipated property purchases, sales, financings and/or refinancings may not be completed during the period or on the terms indicated or at all, (iv) estimates of gains from property sales or proceeds from financing or refinancing transactions are subject to adjustment, among other things, because actual closing costs may differ from the estimated costs and (v) anticipated rent increases, including those tied to filling of vacancies or as a result of market-to-market opportunities (i.e., renewing leased premises at higher rental rates) may not be realized. You should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performance or achievements.

The uncertainties, risks and factors which may cause actual results to differ materially from current expectations include, but are not limited to:

●	the financial failure of, or other default in payment by, tenants under their leases and the potential resulting vacancies;
●	adverse changes and disruption in the sectors in which our tenants operate which could impact our tenants’ ability to pay rent and expense reimbursement;
●	the level and volatility of interest rates;
●	loss or bankruptcy of one or more of our tenants, and bankruptcy laws that may limit our remedies if a tenant becomes bankrupt and rejects its lease;
●	general economic and business conditions and developments, including those currently affecting or that may affect our economy;
●	general and local real estate conditions, including any changes in the value of our real estate;
●	our ability to renew or re-lease space as leases expire;
●	our ability to pay dividends;
●	the effect of changes in political conditions in the U.S., including in connection with the administration’s policies and priorities, or otherwise;
●	changes in governmental laws and regulations relating to real estate and related investments;
●	compliance with credit facility and mortgage debt covenants;
●	the availability of, and costs associated with, sources of capital and liquidity;
●	competition in our industry;
●	technological changes, such as artificial intelligence, autonomous vehicles, reconfiguration of supply chains, robotics, 3D printing or other technologies;
●	potential natural disasters, epidemics, pandemics or outbreak of infectious disease, such as COVID-19, and other potentially catastrophic events such as acts of war and/or terrorism; and
●	the other risks, uncertainties and factors described in the reports and documents we file with the SEC including the risks, uncertainties and factors described in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) under the caption “Item 1A. Risk Factors” for a discussion of certain factors which may cause actual results to differ materially from current.

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

Challenges and uncertainties facing the St. Louis Park, Minnesota property

As reported in our Annual Report on Form 10-K for the year ended December 31, 2025, we recorded an impairment charge of $3.3 million with respect to our retail property located at St. Louis Park, Minnesota. At March 31, 2026, approximately 75% of the property is vacant. Based on the lease in effect at April 1, 2026, we expect this property to generate rental income (excluding tenant reimbursements) of $505,000 and in 2025, we generated $917,000 of rental income (excluding tenant reimbursements) from this property. We estimate that this property will incur unreimbursed real estate expenses of approximately $400,000 during the nine months ending December 31, 2026. We are pursuing the sale and/or lease of this property and may be required to take additional impairment(s) with respect thereto.

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

We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial properties. As of March 31, 2026, we own 111 properties with approximately 12.4 million square feet, (including 79 industrial properties with approximately 11.0 million square feet) located in 33 states. Based on square footage, our occupancy rate at March 31, 2026 is approximately 98.8%.

We face a variety of risks and challenges in our business, including the possibility we will not be able to: lease our properties on terms favorable to us or at all; collect amounts owed to us by our tenants; renew or re-let, on acceptable terms, leases that are expiring or otherwise terminating; acquire or dispose of properties on acceptable terms; or grow, through acquisitions or otherwise, our property portfolio so as to generate additional net income and cash for distribution.

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

Our Base Rent is approximately $83.2 million; Base Rent represents the base rent payable to us during the twelve months ending March 31, 2027 under leases in effect at April 1, 2026 (excluding tenant reimbursements and after giving effect to any abatements, concessions, deferrals or adjustments). It excludes an aggregate of $2.2 million representing the Base Rent of three retail properties which were sold or are anticipated to be sold during the three months ending June 30, 2026.

The following table sets forth information about our properties by industry sector as of March 31, 2026:

	Number of	Number of	Building		Percentage of
Type of Property	Tenants	Properties	Square Feet	Base Rent	Base Rent
Industrial	105	79	11,026,802	$70,094,000	84.2
Retail	36	27	1,093,792	9,398,000	11.3
Other (a)	4	5	250,435	3,736,000	4.5
	145	111	12,371,029	$83,228,000	100.0
(a)	Includes an office, two theaters, a health and fitness center and a restaurant.

The following table sets forth scheduled expirations of leases at our properties as of March 31, 2026 for the years indicated below:

Lease Expirations (a)	Number of	Building		Percentage of
for the twelve months ending March 31,	Leases	Square Feet (b)	Base Rent	Base Rent
2027	18	892,765	$3,976,000	4.8
2028	31	2,428,486	15,213,000	18.3
2029	22	1,312,827	10,077,000	12.1
2030	22	1,998,503	12,732,000	15.3
2031	25	1,418,910	12,190,000	14.6
2032	18	1,974,954	11,733,000	14.1
2033	11	702,324	4,962,000	6.0
2034	8	762,916	7,279,000	8.7
2035	6	206,635	1,971,000	2.4
2036 and thereafter	5	518,529	3,095,000	3.7
	166	12,216,849	$83,228,000	100.0
(a)	Lease expirations assume tenants do not exercise existing renewal or termination options.
(b)	Excludes an aggregate of 154,180 square feet of vacant space.

Property Transactions During the Three Months Ended March 31, 2026

Acquisitions

On January 29, 2026, we acquired a 637,633 square foot portfolio comprised of ten industrial properties located in seven markets and leased to six tenants each of which has a global or national presence, for $56.7 million, incurred $387,000 of transaction costs that were capitalized and simultaneously obtained new mortgage debt of $17.0 million on six of the properties bearing an interest rate of 5.53% and maturing in 2033 (see Note 4 to our consolidated financial statements). We also borrowed $30.0 million from our credit facility in connection with this purchase. We estimate that for the nine months ending December 31, 2026, the rental income (excluding variable lease revenues), depreciation and amortization expense and mortgage interest expense from these properties will be $2.5 million, $2.1 million and $700,000, respectively.

Sales

We sold the following properties (dollars in thousands):

				Gain on
			Gross Sales	Sale of Real	Net Proceeds
Description of Property	City, State	Date Sold	Price	Estate, net	on Sale
Vacant retail property	Cary, North Carolina	March 13, 2026	$6,000	$2,518	$5,760
Havertys retail property	Newport News, Virginia	March 31, 2026	4,200	1,358	4,005
			$10,200	$3,876	$9,765

During the three months ended March 31, 2026 and year ended December 31, 2025, these properties contributed $103,000 and $552,000 of rental income net, $49,000 and $283,000 of operating expenses (including $27,000 and $208,000 of depreciation and amortization expense), and $0 and $45,000 of mortgage interest expense, respectively.

Property held-for-sale at March 31, 2026

In January 2026, we entered into a contract, as thereafter amended, to sell an Advance Auto Parts retail property located in South Euclid, Ohio for $1.5 million. The property was sold on April 16, 2026 and the net proceeds were approximately $600,000, after repaying approximately $794,000 of the related mortgage debt. The sale will result in a gain of approximately $118,000, which will be recognized as Gain on sale of real estate, net, in the consolidated statements of income for the three and six months ending June 30, 2026.

During the three months ended March 31, 2026 and year ended December 31, 2025, this property contributed $45,000 and $178,000 of rental income net, $30,000 and $123,000 of operating expenses (including $15,000 and $59,000 of depreciation and amortization expense), and $6,000 and $27,000 of mortgage interest expense, respectively.

Property Transactions Subsequent to March 31, 2026

Acquisition

On April 30, 2026, we acquired 14 acres of land for $800,000 – this land is adjacent to one of the properties acquired in the portfolio on January 29, 2026.

Sales Contracts

During May 2026 and June 2026, we sold and anticipate selling, as indicated below, the following properties (dollars in thousands):

				Estimated Gain	Estimated
		Date Sold/	Gross	on Sale of Real	Net Proceeds
Description of Property	City, State	Estimated Sale	Sales Price	Estate, Net (a)	on Sale
Multi-tenant retail property	Champaign, Illinois	May 5, 2026	$7,498	$3,300	$7,000
Multi-tenant retail property (a)	El Paso, Texas	June 2, 2026	17,500	9,800	8,700
(a)	In connection with this sale, the Company intends to pay off the mortgage on this property which had a balance of $8,306 at March 31, 2026.

During the three months ended March 31, 2026 and year ended December 31, 2025, these properties (the “Illinois/Texas Properties”) contributed $616,000 and $2.5 million of rental income net, $308,000 and $1.6 million of operating expenses (including $197,000 and $758,000 of depreciation and amortization expense), and $84,000 and $345,000 of mortgage interest expense, respectively.

Results of Operations

Total revenues

The following table compares total revenues for the periods indicated:

	Three Months Ended
	March 31,		Increase
(Dollars in thousands)	2026	2025	(Decrease)	% Change
Rental income, net	$26,963	$24,170	$2,793	11.6
Lease termination fees	1,327	—	1,327	n/a
Total revenues	$28,290	$24,170	$4,120	17.0

Rental income, net

The following table details the components of rental income, net, for the periods indicated:

	Three Months Ended
	March 31,		Increase
(Dollars in thousands)	2026	2025	(Decrease)	% Change
Acquisitions (a)	$5,082	$1,132	$3,950	348.9
Dispositions (b)	103	1,352	(1,249)	(92.4)
Same store (c)	21,778	21,686	92	0.4
Rental income, net	$26,963	$24,170	$2,793	11.6
(a)	Represents rental income from 23 properties acquired since January 1, 2025.
(b)	Represents rental income from 12 properties sold since January 1, 2025.
(c)	Represents rental income from 88 properties that were owned for the entirety of the periods presented.

Changes at same store properties

The change in same store rental income is due primarily to increases of:

-	$531,000 due to new tenants at several properties, and
-	$396,000 from lease amendments and/or extensions at several properties.

The increases were offset by decreases in rental income of:

-	$707,000 from lease expirations at various properties, a majority for which we have entered into new leases with replacement tenants, and

-	$135,000 in tenant reimbursements, a majority of which relates to real estate tax expenses generally incurred during such period.

Lease Termination Fee

In March 2026, we recognized an aggregate of $1.3 million from two industrial tenants in lease buy-out transactions; we replaced such tenancies on economic terms more favorable to us than those of the terminating tenancies.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended
	March 31,		Increase
(Dollars in thousands)	2026	2025	(Decrease)	% Change
Operating expenses:
Depreciation and amortization	$8,570	$6,545	$2,025	30.9
Real estate expenses	5,712	5,038	674	13.4
General and administrative	4,338	4,170	168	4.0
State tax expense (benefit)	64	(94)	158	168.1
Total operating expenses	$18,684	$15,659	$3,025	19.3

Depreciation and amortization. The increase is due primarily to (i) $2.3 million from the properties acquired since January 1, 2025, and (ii) $101,000 from improvements at several properties.

The increase was offset primarily by (i) the inclusion, in the corresponding 2025 period, of $303,000 from the properties sold since January 1, 2025, and (ii) decreases of $91,000 related to tenant origination costs at several properties that prior to March 31, 2026 were fully amortized.

Real estate expenses. The increase is due primarily to (i) $919,000 from the properties acquired since January 1, 2025, and (ii) $290,000 primarily related to common area maintenance and utilities at several properties, none of which were individually significant.

The increase was offset by (i) the inclusion, in the corresponding 2025 period, of $309,000 from the properties sold since January 1, 2025, and (ii) decreases of $226,000 related to real estate tax expense primarily at our El Paso, Texas property for which we collected a refund on taxes paid in a prior year.

A substantial portion of real estate expenses is rebilled to tenants and is included in Rental income, net, on the consolidated statements of income. The portion of real estate expenses not reimbursed by our tenants was $1.1 million and $776,000 for the three months ended March 31, 2026 and 2025, respectively.

General and administrative. The change is due primarily to an increase of $116,000 in professional fees related to various matters.

State tax expense (benefit). During the three months ended March 31, 2025, our state tax expense was offset by a $135,000 refund from Tennessee related to franchise taxes paid in 2023, as the state amended the method of calculating such taxes, resulting in an overpayment in such year.

Gain on sale of real estate, net

The following table compares gain on sale of real estate, net for the periods indicated:

	Three Months Ended
	March 31,		Increase
(Dollars in thousands)	2026	2025	(Decrease)	% Change
Gain on sale of real estate, net	$3,876	$1,110	$2,766	249.2

The $3.9 million gain in the 2026 period was related to the sale of two retail properties.

The $1.1 million gain in the 2025 period was primarily related to the sale of a restaurant property in Concord, North Carolina.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
(Dollars in thousands)	2026	2025	(Decrease)	Change
Other income and expenses:
Other income	$39	$213	$(174)	(81.7)
Interest:
Expense	(6,958)	(5,432)	1,526	28.1
Amortization and write-off of deferred financing costs	(323)	(233)	90	38.6

Other income. The three months ended March 31, 2026 primarily reflects a decrease of $124,000 in interest income from the decrease in amounts invested in short-term U.S. treasury bills.

Interest expense. The following table compares interest expense for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
(Dollars in thousands)	2026	2025	(Decrease)	Change
Interest expense:
Mortgage interest	$6,626	$5,355	$1,271	23.7
Credit line interest	332	77	255	331.2
Total	$6,958	$5,432	$1,526	28.1

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
(Dollars in thousands)	2026	2025	(Decrease)	Change
Weighted average principal amount	$532,183	$458,106	$74,077	16.2
Weighted average interest rate	4.95%	4.65%	0.30%	6.5

The increase in mortgage interest is due to increases in the weighted average principal amount of mortgage debt outstanding and, to a lesser extent, the weighted average interest rate.

We estimate that after giving effect to the sales of the Illinois/Texas Properties and the paydown of any related mortgage debt, and without giving effect to any other mortgage financing transactions, that mortgage interest expense during the nine months ending December 31, 2026 will be approximately $19.2 million.

Credit line interest

The following table reflects the average interest rate on the average principal amount of outstanding credit line debt for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
(Dollars in thousands)	2026	2025	(Decrease)	Change
Weighted average principal amount	$20,556	$1,000	$19,556	1,955.6
Weighted average interest rate	5.42%	6.07%	(.65)%	(10.7)

The increase in credit line interest is due to the increase in the weighted average principal amount outstanding.

We estimate that after giving effect to the sales of the Illinois/Texas Properties and the paydown of approximately $16 million of credit facility debt from the proceeds of such transactions, that interest expense on our credit facility during the nine months ending December 31, 2026 will be approximately $700,000 (assuming an interest rate of 5.42% as of March 31, 2026, that all of such paydowns occur on June 1, 2026 and that there are no other paydowns or drawdowns on the facility).

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales. Our available liquidity at May 1, 2026, was $79.8 million, including $5.3 million of cash and cash equivalents (including the credit facility’s required minimum $3.0 million average deposit maintenance balance) and up to $74.5 million available under our credit facility. At May 1, 2026, the facility is available for the acquisition of commercial real estate, repayment of mortgage debt, and up to $38.5 million for renovation and operating expense purposes.

Liquidity and Financing

We expect to meet our short-term (i.e., one year or less) and long-term (i) operating cash requirements (including debt service and anticipated dividend payments) principally from cash flow from operations, our available cash and cash equivalents, proceeds from and, to the extent permitted and needed, our credit facility and (ii) investing and financing cash requirements (including an estimated aggregate of $1.1 million of capital expenditures) from the foregoing, as well as property financings, property sales and sales of our common stock.

At March 31, 2026, we had 61 outstanding mortgages payable secured by 74 properties in the aggregate principal amount of $534.7 million (before netting unamortized deferred financing costs of $4.7 million and mortgage intangibles of $496,000). These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $830.8 million, before accumulated depreciation of $140.0 million. After giving effect to interest rate swap agreements, the mortgage payments bear interest at fixed rates ranging from 3.05% to 6.42% (a 4.91% weighted average interest rate) and mature between 2026 and 2047 (a 5.6 year weighted average remaining term to maturity).

The following table sets forth, as of March 31, 2026, information with respect to our mortgage debt:

	For the Nine
	Months Ending	For the Years Ending
	December 31,	December 31,
(Dollars in thousands)	2026	2027	2028	2029	Total
Amortization payments	$8,346	$10,281	$9,656	$7,602	$35,885
Principal due at maturity	17,767	38,525	30,155	79,386	165,833
Total	$26,113	$48,806	$39,811	$86,988	$201,718

Weighted average interest rate on principal due at maturity	3.93%	3.64%	4.64%	4.41%	4.22%

(1)

We intend to make debt amortization payments from operating cash flow and, although no assurance can be given that we will be successful in this regard, generally intend to refinance, extend or pay off the mortgage loans which mature from 2026 through 2029. We generally intend to repay the amounts not refinanced or extended from our existing funds and sources of funds, including our available cash, proceeds from the sale of our common stock and our credit facility (to the extent available).

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

Credit Facility

Our credit facility provides that subject to borrowing base requirements, we can borrow up to $100.0 million for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes will not exceed the lesser of $40.0 million and 40% of the borrowing base. The facility matures December 31, 2026 and bears interest equal to 30-day SOFR plus the applicable margin. The applicable margin ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 275 basis points if such ratio is greater than 60%. The applicable margin was 175 basis points for each of the three months ended March 31, 2026 and 2025. There is an unused facility fee of 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires the maintenance of $3.0 million in average deposit balances. The interest rate on the facility was 5.42% and 5.40% at March 31, 2026 and May 1, 2026.

The terms of our credit facility include certain restrictions and covenants which may limit, among other things, the incurrence of liens, and which require compliance with financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of debt to value, the minimum level of net income, certain investment limitations and the minimum value of unencumbered properties and the number of such properties. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under our credit facility. At March 31, 2026, we were in compliance with the covenants under this facility.

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

The tables below provide a reconciliation of net income and net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2026	2025
GAAP net income attributable to One Liberty Properties, Inc.	$6,237	$4,155
Add: depreciation and amortization of properties	8,342	6,334
Add: amortization of deferred leasing costs	228	211
Deduct: gain on sale of real estate, net	(3,876)	(1,110)
Adjustments for non-controlling interests and our share of unconsolidated joint ventures	(5)	(17)
NAREIT funds from operations applicable to common stock	10,926	9,573
Add: amortization of restricted stock and RSU compensation	1,267	1,346
Add: amortization and write-off of deferred financing costs	323	233
Add: amortization of mortgage intangible assets	34	34
Add: amortization of lease incentives	24	30
Deduct: lease termination fees	(1,327)	—
Deduct: straight-line rent accruals and amortization of lease intangibles	(708)	(654)
Deduct: other income and income on settlement of litigation	(18)	(27)
Adjustments for non-controlling interests and our share of unconsolidated joint ventures	—	(25)
Adjusted funds from operations applicable to common stock	$10,521	$10,510

	Three Months Ended
	March 31,
	2026	2025
GAAP net income attributable to One Liberty Properties, Inc.	$.28	$.18
Add: depreciation and amortization of properties	.39	.30
Add: amortization of deferred leasing costs	.01	.01
Deduct: gain on sale of real estate, net	(.18)	(.05)
Adjustments for non-controlling interests and our share of unconsolidated joint ventures	—	—
NAREIT funds from operations per share of common stock (a)	.50	.44
Add: amortization of restricted stock and RSU compensation	.06	.06
Add: amortization and write-off of deferred financing costs	.01	.01
Add: amortization of mortgage intangible assets	—	—
Add: amortization of lease incentives	—	—
Deduct: lease termination fees	(.06)	—
Deduct: straight-line rent accruals and amortization of lease intangibles	(.03)	(.03)
Deduct: other income and income on settlement of litigation	—	—
Adjustments for non-controlling interests and our share of unconsolidated joint ventures	—	—
Adjusted funds from operations per share of common stock (a)	$.48	$.48
(a)	The weighted average number of diluted common shares used to compute FFO and AFFO applicable to common stock includes unvested restricted shares that are excluded from the computation of diluted EPS.

Three months ended March 31, 2026 and 2025

The $1.4 million, or 14.1%, increase in FFO for the three months ended March 31, 2026 from the corresponding 2025 period is due primarily to:

●	$2.8 million increase in rental income, net, and
●	$1.3 million in lease termination fee income.

Offsetting the increase is a:

●	$1.5 million increase in interest expense,
●	$674,000 increase in real estate operating expenses,
●	$174,000 decrease in other income,
●	$168,000 increase in general and administrative expenses, and
●	$158,000 increase in state tax expense.

The $11,000, or 0.1%, increase in AFFO for the three months ended March 31, 2026 from the corresponding 2025 period is due primarily to the factors impacting FFO as described immediately above, excluding the $1.3 million lease termination fee income.

See “—Results of Operations” for further information regarding these changes.

Diluted per share net income, FFO and AFFO were impacted negatively in the three months ended March 31, 2026 compared to the corresponding quarter in the prior year by an average increase of approximately 179,000 in the weighted average number of shares of common stock outstanding as a result of stock issuances in connection with the equity incentive and dividend reinvestment programs.

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

We use interest rate swaps to limit interest rate risk on substantially all variable rate mortgages. These swaps are used for hedging purposes - not for speculation. We do not enter into interest rate swaps for trading purposes. At March 31, 2026, we had no liability in the event of the early termination of our swaps.

At March 31, 2026, we had two interest rate swap agreements outstanding. The fair market value of the interest rate swaps is dependent upon existing market interest rates and swap spreads, which change over time. As of March 31, 2026, if there had been an increase of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and the net unrealized gain on derivative instruments would have increased by $3,000. If there were a decrease of 100 basis points in forward interest rates, the fair market value of the interest rate swaps and the net unrealized gain on derivative instruments would have decreased by $3,000. These changes would not have any impact on our net income or cash.

Our variable mortgage debt, after giving effect to the interest rate swap agreements, primarily bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the interest expense we incur under these mortgages.

Our variable rate credit facility is sensitive to interest rate changes. Based on the $32.0 million outstanding balance under this facility at March 31, 2026, a 100 basis point increase of the interest rate would increase our related interest costs over the next twelve months by approximately $320,000 and a 100 basis point decrease of the interest rate would decrease our related interest costs over the next twelve months by approximately $320,000.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

Disclosure of 10b5-1 Plans

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended March 31, 2026.

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
101

The following financial statements and notes from the One Liberty Properties, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 filed on May 6, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

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

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: May 6, 2026	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: May 6, 2026	/s/ Isaac Kalish
Isaac Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)