Form 10-Q
period 2026-06-30
ONE LIBERTY PROPERTIES INC
filed 2026-08-05
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 21,825,024 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	June 30,	December 31,
	2026	2025
ASSETS	(Unaudited)
Real estate investments, at cost
Land	$154,711	$153,143
Buildings and improvements	837,196	819,114
Total real estate investments, at cost	991,907	972,257
Less accumulated depreciation	188,944	194,663
Real estate investments, net	802,963	777,594

Property held-for-sale	1,054	—
Cash and cash equivalents	13,085	14,434
Unbilled rent receivable	17,683	17,269
Unamortized intangible lease assets, net	25,717	25,501
Escrow, deposits and other assets and receivables	11,612	22,772
Total assets(1)	$872,114	$857,570
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net (see Note 6)	$528,318	$517,342
Line of credit	—	—
Dividends payable	10,520	10,214
Accrued expenses and other liabilities	15,694	17,271
Unamortized intangible lease liabilities, net	12,983	12,946
Total liabilities(1)	567,515	557,773

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 50,000 shares authorized; 21,075 and 20,916 shares issued and outstanding	21,075	20,916
Paid-in capital	344,021	341,389
Accumulated other comprehensive income	—	16
Distributions in excess of net income	(60,684)	(62,718)
Total One Liberty Properties, Inc. stockholders’ equity	304,412	299,603
Non-controlling interest in consolidated joint venture(1)	187	194
Total equity	304,599	299,797
Total liabilities and equity	$872,114	$857,570
(1)	The Company’s consolidated balance sheets include assets and liabilities of a consolidated variable interest entity (“VIE”). See Note 7. The consolidated balance sheets include the following amounts related to the Company’s consolidated VIE: $3,815 and $3,815 of land, $6,183 and $6,332 of building and improvements, net of $3,364 and $3,215 of accumulated depreciation, $526 and $637 of other assets included in other line items, $6,977 and $7,143 of real estate debt, net, $22 and $73 of other liabilities included in other line items and $187 and $194 of non-controlling interest as of June 30, 2026 and December 31, 2025, respectively.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Rental income, net	$27,000	$24,479	$53,963	$48,649
Lease termination fees	—	66	1,327	66
Total revenues	27,000	24,545	55,290	48,715

Operating expenses:
Depreciation and amortization	8,458	6,827	17,028	13,372
Real estate expenses (see Note 11 for related party information)	4,929	4,891	10,641	9,929
General and administrative (see Note 11 for related party information)	3,990	3,938	8,328	8,108
Impairment loss	142	—	142	—
State tax expense (benefit)	116	67	180	(27)
Total operating expenses	17,635	15,723	36,319	31,382

Other operating income
Gain on sale of real estate, net	13,433	6,531	17,309	7,641
Operating income	22,798	15,353	36,280	24,974

Other income and expenses:
Other income	11	189	50	402
Interest:
Expense	(6,860)	(5,847)	(13,818)	(11,279)
Amortization and write-off of deferred financing costs	(284)	(277)	(607)	(510)

Net income	15,665	9,418	21,905	13,587
Net income attributable to non-controlling interests	(7)	(987)	(10)	(1,001)
Net income attributable to One Liberty Properties, Inc.	$15,658	$8,431	$21,895	$12,586

Weighted average number of common shares outstanding:
Basic	21,075	20,853	21,065	20,836
Diluted	21,198	20,967	21,176	20,948

Earnings per common share attributable to common stockholders:
Basic	$.72	$.39	$1.00	$.57
Diluted	$.71	$.39	$1.00	$.57

Cash distributions per share of common stock	$.45	$.45	$.90	$.90

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$15,665	$9,418	$21,905	$13,587

Other comprehensive income
Net unrealized loss on derivative instruments	(9)	(58)	(16)	(136)
Comprehensive income	15,656	9,360	21,889	13,451

Net income attributable to non-controlling interests	(7)	(987)	(10)	(1,001)
Comprehensive income attributable to One Liberty Properties, Inc.	$15,649	$8,373	$21,879	$12,450

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

			Accumulated	Accumulated	Non-Controlling
			Other	Distributions	Interests in
	Common	Paid-in	Comprehensive	in Excess of	Consolidated
	Stock	Capital	Income (loss)	Net Income	Joint Ventures	Total
Balances, December 31, 2025	$20,916	$341,389	$16	$(62,718)	$194	$299,797
Cash distributions — common stock ($.45 per share)	—	—	—	(9,872)	—	(9,872)
Compensation expense — restricted stock and RSUs	—	1,267	—	—	—	1,267
Shares issued through dividend reinvestment plan	7	135	—	—	—	142
Restricted stock vesting	146	(146)	—	—	—	—
Distribution to non-controlling interest	—	—	—	—	(8)	(8)
Net income	—	—	—	6,237	3	6,240
Other comprehensive loss	—	—	(7)	—	—	(7)
Balances, March 31, 2026	21,069	$342,645	9	(66,353)	$189	297,559
Cash distributions — common stock ($.45 per share)	—	—	—	(9,989)	—	(9,989)
Compensation expense — restricted stock and RSUs	—	1,247	—	—	—	1,247
Shares issued through dividend reinvestment plan	6	129	—	—	—	135
Distribution to non-controlling interest	—	—	—	—	(9)	(9)
Net income	—	—	—	15,658	7	15,665
Other comprehensive loss	—	—	(9)	—	—	(9)
Balances, June 30, 2026	$21,075	$344,021	$—	$(60,684)	$187	$304,599

			Accumulated	Accumulated	Non-Controlling
			Other	Distributions	Interests in
	Common	Paid-in	Comprehensive	in Excess of	Consolidated
	Stock	Capital	Income (loss)	Net Income	Joint Ventures	Total
Balances, December 31, 2024	$20,698	$335,539	$208	$(49,020)	$1,150	$308,575
Cash distributions — common stock ($.45 per share)	—	—	—	(9,804)	—	(9,804)
Compensation expense — restricted stock and RSUs	—	1,346	—	—	—	1,346
Shares issued through dividend reinvestment plan	7	180	—	—	—	187
Restricted stock vesting	139	(139)	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	(63)	(63)
Net income	—	—	—	4,155	14	4,169
Other comprehensive loss	—	—	(78)	—	—	(78)
Balances, March 31, 2025	20,844	336,926	130	(54,669)	1,101	304,332
Cash distributions — common stock ($.45 per share)	—	—	—	(9,701)	—	(9,701)
Compensation expense — restricted stock and RSUs	—	1,296	—	—	—	1,296
Shares issued through dividend reinvestment plan	8	181	—	—	—	189
Restricted stock vesting	2	(2)	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	(1,712)	(1,712)
Net income	—	—	—	8,431	987	9,418
Other comprehensive loss	—	—	(58)	—	—	(58)
Balances, June 30, 2025	$20,854	$338,401	$72	$(55,939)	$376	$303,764

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued on Next Page)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income	$21,905	$13,587
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(17,309)	(7,641)
Impairment loss	142	—
Increase in net amortization and write-off of unbilled rental income	(896)	(730)
Amortization and write-off of intangibles relating to leases, net	(993)	(528)
Amortization of restricted stock and RSU compensation expense	2,514	2,642
Depreciation and amortization	17,028	13,372
Amortization and write-off of deferred financing costs	607	510
Payment of leasing commissions	(972)	(259)
Equity in loss (earnings) of unconsolidated joint ventures included in other income	6	(76)
Decrease in escrow, deposits, other assets and receivables	1,621	1,898
Decrease in accrued expenses and other liabilities	(388)	(551)
Net cash provided by operating activities	23,265	22,224

Cash flows from investing activities:
Purchase of real estate	(57,921)	(88,838)
Improvements to real estate	(2,241)	(2,071)
Net proceeds from sale of real estate	35,130	29,454
Net proceeds from repayment of loan receivable	—	1,816
Distributions of capital from unconsolidated joint venture included in other assets	86	620
Net cash used in investing activities	(24,946)	(59,019)

Cash flows from financing activities:
Proceeds from mortgage financings	27,502	52,121
Repayments of mortgage financings	(11,141)	(18,775)
Scheduled amortization payments of mortgages payable	(5,493)	(5,543)
Proceeds from bank line of credit	38,000	20,800
Repayments on bank line of credit	(38,000)	(14,000)
Issuance of shares through dividend reinvestment plan	277	376
Payment of financing costs	(477)	(591)
Distributions to non-controlling interests	(17)	(1,775)
Cash distributions to common stockholders	(9,956)	(19,355)
Net cash provided by financing activities	695	13,258

Net decrease in cash, cash equivalents and restricted cash	(986)	(23,537)
Cash, cash equivalents and restricted cash at beginning of year	15,084	45,481
Cash, cash equivalents and restricted cash at end of period	$14,098	$21,944

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$13,659	$10,925
Supplemental disclosure of non-cash investing activity:
Purchase accounting allocation - intangible lease assets	$4,989	$7,888
Purchase accounting allocation - intangible lease liabilities	(1,310)	(1,155)
Supplemental disclosure of non-cash financing activity:
Distributions to common stockholders from other assets	$(9,599)	$—

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	Six Months Ended
	June 30,
	2026	2025
Cash and cash equivalents	$13,085	$19,043
Restricted cash included in escrow, deposits and other assets and receivables	1,013	2,901
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$14,098	$21,944

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2026

NOTE 1 – ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial properties. As of June 30, 2026, OLP owns 109 properties, including one property owned by a consolidated joint venture. The 109 properties are located in 33 states.

NOTE 2 – SUMMARY ACCOUNTING POLICIES

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2025.

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The consolidated financial statements include the accounts and operations of OLP, its wholly-owned subsidiaries, and its joint venture in which the Company, as defined, has a controlling interest and is a variable interest entity (“VIE”) of which the Company is the primary beneficiary. OLP and its consolidated subsidiaries are referred to herein as the “Company”. Material intercompany items and transactions have been eliminated in consolidation.

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

JUNE 30, 2026 (CONTINUED)

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

Reclassifications

Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year’s presentation. The Company reclassified certain amounts so that it presents, as it does for the three and six months ended June 30, 2026, (i) equity in earnings of unconsolidated joint ventures as part of Other income on the consolidated statements of income for the three and six months ended June 30, 2025, and (ii) investment in unconsolidated joint ventures as part of Escrow, deposits, and other assets and receivables on the consolidated balance sheets for the year ended December 31, 2025.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2026 (CONTINUED)

NOTE 3 – LEASES (CONTINUED)

The components of lease revenues are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Fixed lease revenues	$22,094	$20,087	$43,949	$39,622
Variable lease revenues	4,247	4,116	9,021	8,499
Lease revenues (a)	$26,341	$24,203	$52,970	$48,121
(a)	Excludes amortization related to lease intangible assets and liabilities of $659 and $993 for the three and six months ended June 30, 2026, respectively, and $276 and $528 for the three and six months ended June 30, 2025, respectively.

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

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due by, among other things, reviewing the tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. As of June 30, 2026, the Company has assessed the collectability of all recorded lease revenues as probable.

Minimum Future Rents

As of June 30, 2026, the minimum future contractual rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual rents do not include (i) straight-line rent or amortization of lease intangibles or incentives and (ii) variable lease payments as described above.

From July 1 – December 31, 2026	$42,530
For the year ending December 31,
2027	80,406
2028	69,074
2029	56,777
2030	45,072
2031	31,603
Thereafter	58,680
Total	$384,142

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2026 (CONTINUED)

NOTE 3 – LEASES (CONTINUED)

Lessee Accounting

Ground Lease

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The ground lease expires March 3, 2030 and provides for up to three, five-year renewal options and one seven-month renewal option. As of June 30, 2026, the remaining lease term is 3.7 years. The Company recognized lease expense related to this ground lease of $122,000 and $244,000 for each of the three and six months ended June 30, 2026 and 2025, respectively, which is included in Real estate expenses on the consolidated statements of income.

Office Lease

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires December 31, 2031 and provides for a five-year renewal option. As of June 30, 2026, the remaining lease term, including the renewal option deemed exercised, is 10.5 years. The Company recognized lease expense related to this office lease of $14,000 and $28,000 for each of the three and six months ended June 30, 2026 and 2025, respectively, which is included in General and administrative expenses on the consolidated statements of income.

Minimum Future Lease Payments

As of June 30, 2026, the minimum future lease payments related to these operating leases are as follows (amounts in thousands):

From July 1 – December 31, 2026	$314
For the year ending December 31,
2027	629
2028	630
2029	692
2030	180
2031	55
Thereafter	301
Total undiscounted cash flows	$2,801
Present value discount	(443)
Lease liability	$2,358

The lease liability is included in Accrued expenses and other liabilities on the consolidated balance sheet.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2026 (CONTINUED)

NOTE 4 – REAL ESTATE ACQUISITIONS

The following tables detail the Company’s real estate asset acquisitions and purchase price allocations during the six months ended June 30, 2026 (amounts in thousands):

		Contract	Mortgage Terms on Acquired Property				Capitalized
		Purchase	Amount of		Interest	Year of	Transaction
Description of Industrial Property	Date Acquired	Price	Debt		Rate	Maturity	Costs
Mondelez Global LLC
Greensboro, North Carolina	January 29, 2026	$7,700	$4,047	(a)	5.53%	2033	$38
Mondelez Global LLC
West Columbia, South Carolina	January 29, 2026	6,600	3,656	(a)	5.53%	2033	33
Mondelez Global LLC
Omaha, Nebraska	January 29, 2026	6,900	3,808	(a)	5.53%	2033	38
Mondelez Global LLC
Birmingham, Alabama	January 29, 2026	5,600	—		—	—	45
ABC Supply Interiors, Inc.
Oklahoma City, Oklahoma	January 29, 2026	2,800	1,581	(a)	5.53%	2033	40
ABC Supply Interiors, Inc.
Spanish Fork, Utah	January 29, 2026	4,000	2,686	(a)	5.53%	2033	48
Husqvarna U.S. Holding, Inc.
Blythewood, South Carolina (b)	January 29, 2026	15,500	10,500	(c)	5.40%	2031	39
Bimbo Bakeries, Inc.
Richland, Mississippi	January 29, 2026	2,100	1,224	(a)	5.53%	2033	39
HABE USA, Inc.
Richland, Mississippi	January 29, 2026	2,000	—		—	—	33
Owens & Minor Distribution, Inc.
Richland, Mississippi	January 29, 2026	3,500	—		—	—	34
Land and improvements
Blythewood, South Carolina (b)	April 30, 2026	800	—		—	—	34
Totals for the six months ended June 30, 2026		$57,500	$27,502				$421

(a)	These new mortgages were obtained simultaneously with the acquisition of such properties and are cross-defaulted.
(b)	The properties are adjacent to one another.
(c)	This new mortgage debt was obtained subsequent to the acquisition of such property.

						Rate (a)
		Building &	Intangible Lease			Market
Description of Industrial Property	Land	Improvements	Asset	Liability	Total	Cap	Discount
Mondelez Global LLC
Greensboro, North Carolina	$871	$6,271	$859	$(263)	$7,738	5.75%	7.25%
Mondelez Global LLC
West Columbia, South Carolina	501	5,631	805	(304)	6,633	5.75%	7.25%
Mondelez Global LLC
Omaha, Nebraska	1,707	4,719	897	(385)	6,938	6.25%	7.75%
Mondelez Global LLC
Birmingham, Alabama	698	4,759	188	—	5,645	5.75%	7.25%
ABC Supply Interiors, Inc.
Oklahoma City, Oklahoma	618	1,864	358	—	2,840	6.75%	8.25%
ABC Supply Interiors, Inc.
Spanish Fork, Utah	1,432	2,384	463	(231)	4,048	5.75%	7.25%
Husqvarna U.S. Holding, Inc.
Blythewood, South Carolina	526	14,807	206	—	15,539	5.75%	7.25%
Bimbo Bakeries, Inc.
Richland, Mississippi	578	1,232	329	—	2,139	9.00%	10.50%
HABE USA, Inc.
Richland, Mississippi	279	1,483	341	(70)	2,033	9.00%	10.50%
Owens & Minor Distribution, Inc.
Richland, Mississippi	435	2,613	543	(57)	3,534	8.75%	10.25%
Land and improvements
Blythewood, South Carolina	792	42	—	—	834	n/a	n/a
Totals for the six months ended June 30, 2026	$8,437	$45,805	$4,989	$(1,310)	$57,921
(a)	The fair value of the tangible assets and lease-related intangibles were assessed as of the acquisition date using an income approach and estimated cash flow projections which utilize an appropriate market capitalization rate and discount rate which are categorized as Level 3 unobservable inputs in the fair value hierarchy (as defined in Note 10).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2026 (CONTINUED)

NOTE 5 – SALES OF PROPERTIES, PROPERTY HELD-FOR-SALE AND IMPAIRMENT LOSS

Sales of Properties

The following table details the Company’s sales of real estate during the six months ended June 30, 2026 and 2025 (amounts in thousands):

			Gross		Gain on Sale of
Description of Property	City, State	Date Sold	Sales Price		Real Estate, Net
Vacant retail property	Cary, North Carolina	March 13, 2026	$6,000		$2,518
Havertys retail property	Newport News, Virginia	March 31, 2026	4,200		1,358
Advance Auto Parts retail property	South Euclid, Ohio	April 16, 2026	1,483		118
Multi-tenant retail property	Champaign, Illinois	May 5, 2026	7,498		3,326
Multi-tenant retail property	El Paso, Texas	June 1, 2026	17,500		9,989
Totals for the six months ended June 30, 2026			$36,681	(a)	$17,309	(b)

Land and improvements (c)	Lakewood, Colorado	January 16, 2025	$400		$(44)	(c)
Hooters restaurant property	Concord, North Carolina	January 21, 2025	3,253		1,154
Multi-tenant retail stores (c)	Lakewood, Colorado	June 23, 2025	17,900		3,276	(c)
Total Wine retail property	Greensboro, North Carolina	June 25, 2025	4,709		2,232
La-Z-Boy retail property	Gurnee, Illinois	June 27, 2025	4,368		1,023
Totals for the six months ended June 30, 2025			$30,630	(d)	$7,641	(e)
(a)	In connection with these sales, the Company paid off mortgages in an aggregate of $9,066.
(b)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $414 of unbilled rent receivables, $172 of net unamortized intangible lease assets and liabilities and $276 of other assets and receivables.
(c)	These parcels were part of a property which was owned by a consolidated joint venture in which the Company held a 90% interest. The non-controlling interest’s share of the net gain on these sales was $968.
(d)	In connection with these sales, the Company paid off a $5,808 mortgage.
(e)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $620 of unbilled rent receivables, $16 of net unamortized intangible lease assets and liabilities and $527 of other assets and receivables.

Property Held-for-Sale

On May 12, 2026, the Company entered into a contract to sell a retail property located in Monroeville, Pennsylvania for $2,050,000. The buyer’s right to terminate the contract without penalty expired on June 22, 2026. At June 30, 2026, the Company classified the $1,054,000 net book value of the property’s land, building, improvements and the unamortized unbilled rent receivable balance as Property held-for-sale in the accompanying consolidated balance sheet. The property was sold on July 28, 2026, and the sale resulted in a gain of approximately $887,000, which will be recognized as Gain on sale of real estate, net, in the consolidated statements of income for the three and nine months ending September 30, 2026.

Impairment loss

On June 26, 2026, the Company entered into a contract to sell a retail property located in Chicago, Illinois for $5,700,000. The buyer’s right to terminate the contract without penalty expired July 21, 2026. At June 30, 2026, the Company re-measured the property’s net book value to its fair value based on the executed contract of sale (which was determined to be a Level 3 unobservable input in the fair value hierarchy, as discussed in Note 10). As a result, the Company recognized a $142,000 impairment loss on the consolidated statements of income for the three and six months ended June 30, 2026. The Company anticipates the property will be sold in August 2026 and the sale will result in a loss of approximately $280,000 which will be recognized as part of Gain on sale of real estate, net, in the consolidated statements of income for the three and nine months ending September 30, 2026.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2026 (CONTINUED)

NOTE 6 – DEBT OBLIGATIONS

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	June 30,	December 31,
	2026	2025
Mortgages payable, gross	$533,369	$522,501
Unamortized deferred financing costs	(4,589)	(4,629)
Unamortized mortgage intangible assets	(462)	(530)
Mortgages payable, net	$528,318	$517,342

The following table sets forth, as of June 30, 2026, scheduled principal repayments with respect to the Company’s mortgage debt (amounts in thousands):

	For the Six
	Months Ending	For the Years Ending
	December 31,	December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Amortization payments	$5,552	$10,281	$9,656	$7,602	$6,629	$24,498	$64,218
Principal due at maturity	8,774	38,525	30,155	79,386	71,429	240,882	469,151
Total	$14,326	$48,806	$39,811	$86,988	$78,058	$265,380	$533,369

Line of Credit

At June 30, 2026, the Company’s credit facility with Manufacturers and Traders Trust Company and Valley National Bank, provided that it may borrow up to $100,000,000, subject to borrowing base requirements. The facility was available for the acquisition of commercial real estate, repayment of mortgage debt, and renovation and operating expense purposes; provided, that if used for renovation and operating expense purposes, the amount outstanding for such purposes would not exceed the lesser of $40,000,000 and 40% of the borrowing base. Net proceeds received from the sale, financing or refinancing of properties were generally required to be used to repay amounts outstanding under the credit facility. The facility was guaranteed by subsidiaries of the Company that own unencumbered properties and the Company was required to pledge to the lenders the equity interests in such subsidiaries. The facility provided for an (i) interest rate equal to 30-day SOFR plus an applicable margin ranging from 175 basis points to 275 basis points depending on the ratio of the Company’s total debt to total value, as determined pursuant to the facility and (ii) unused facility fee of 0.25% per annum.

For the six months ended June 30, 2026 and 2025, the (i) applicable margin was 175 basis points, (ii) Company was in compliance with all covenants and (iii) weighted average interest rate was approximately 5.42% and 6.07%, respectively.

At June 30, 2026 and December 31, 2025, the Company’s facility had (i) no balance outstanding, (ii) $100,000,000 available to be borrowed and (iii) unamortized deferred financing costs of $91,000 and $183,000, respectively, which are included in Escrow, deposits and other assets and receivables on the consolidated balance sheets.

On July 31, 2026, the Company replaced and entered into a new credit facility (the “New Facility”) with Manufacturers and Traders Trust Company and Valley National Bank. The New Facility provides that subject to borrowing base requirements, the Company can borrow up to $100,000,000 for general corporate purposes. The New Facility is scheduled to mature on December 31, 2029, subject to a built-in right to extend such maturity to December 31, 2030, upon satisfaction of certain conditions.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2026 (CONTINUED)

NOTE 6 – DEBT OBLIGATIONS (CONTINUED)

The New Facility (i) bears interest equal to 30-day SOFR plus an applicable margin, which ranges from 175 basis points to 250 basis points depending on the ratio of the Company’s total debt to total value (as calculated pursuant to the facility), (ii) has an unused facility fee ranging from 0.20% to 0.25% per annum on the difference between the outstanding loan balance and $100,000,000 and (iii) generally requires the net proceeds received from the sale, financing or refinancing of properties to be used to repay amounts outstanding under the New Facility.

At August 3, 2026, the Company’s facility had (i) no balance outstanding, (ii) approximately $95,200,000 available to be borrowed and (iii) an interest rate of 5.44%.

NOTE 7 – CONSOLIDATED JOINT VENTURE AND VARIABLE INTEREST ENTITY

As of June 30, 2026, the Company has one consolidated joint venture in which it holds a 95% interest. The Company has determined that (i) this joint venture is a VIE because the non-controlling interest does not hold substantive kick-out or participating rights and (ii) it is the primary beneficiary of this VIE as it has the power to direct the activities that most significantly impact the joint venture’s performance including management, approval of expenditures, and the obligation to absorb the losses or rights to receive benefits. Accordingly, the Company consolidates the operations of this VIE for financial statement purposes. The VIE’s creditors do not have recourse to the assets of the Company other than those held by the joint venture.

The following is a summary of the consolidated VIE’s carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	June 30,	December 31,
	2026	2025
Land	$3,815	$3,815
Building and improvements, net of accumulated depreciation of $3,364 and $3,215, respectively	6,183	6,332
Cash	339	315
Unbilled rent receivable	143	138
Escrow, deposits and other assets and receivables	44	184
Mortgage payable, net of unamortized deferred financing costs of $36 and $45, respectively	6,977	7,143
Accrued expenses and other liabilities	22	73
Non-controlling interest in consolidated joint venture	187	194

Distributions to our joint venture partner are determined pursuant to the operating agreement and, in the event of a sale of, or refinancing of the mortgage encumbering the property owned by such venture, the distributions to the Company may be less than that implied by the Company’s equity ownership interest in the venture.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2026 (CONTINUED)

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock Dividend

On June 9, 2026, the Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company’s common stock, totaling approximately $9,819,000. The quarterly dividend was paid on July 9, 2026 to stockholders of record at the close of business on June 25, 2026.

Dividend Reinvestment Plan

The Company’s Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price (as such price is calculated pursuant to the DRP). The discount is currently being offered at 3%. Under the DRP, the Company issued approximately 6,000 shares and 13,000 shares of common stock during the three and six months ended June 30, 2026, respectively, and 8,000 shares and 15,000 shares of common stock during the three and six months ended June 30, 2025, respectively.

Stock Repurchase Program

The Board of Directors authorized a repurchase program pursuant to which the Company can repurchase shares of its common stock in open-market, through privately negotiated transactions or otherwise. No shares were repurchased by the Company during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, the Company is authorized to repurchase approximately $8,082,000 of shares of common stock.

Stock Based Compensation

The Company’s 2025, 2022 and 2019 Incentive Plans (collectively, the “Plans”), authorized the Company to grant, among other things, stock options, restricted stock, restricted stock units (“RSUs”), performance share awards and dividend equivalent rights and any one or more of the foregoing to its employees, officers, directors and consultants. A maximum of 750,000 shares of the Company’s common stock were authorized for issuance pursuant to each plan at such plan’s inception.

The following details the shares subject to awards that are outstanding under the Plans as of June 30, 2026:

	Restricted Stock	RSUs	Totals
2025 Incentive Plan (a)	154,455	91,075	245,530
2022 Incentive Plan (b)	445,970	87,500	533,470
2019 Incentive Plan (b)	143,825	—	143,825
Totals	744,250	178,575	922,825
(a)	As of July 2026, the Company is deemed to have granted RSUs to acquire 90,750 shares of common stock.
(b)	No additional awards may be granted under such plans.

Restricted Stock

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2026 (CONTINUED)

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

RSUs

The following table reflects the activities involving RSUs:

	2026 Grant (a)	2025 Grant	2024 Grant		2023 Grant		2022 Grant
RSUs granted (b)	90,750	91,075	88,250		85,250		85,350
RSUs vested	—	—	—		75,430	(c)	36,704	(d)
RSUs forfeited	—	—	750	(e)	9,820	(f)	48,646	(g)
RSUs outstanding	90,750	91,075	87,500		—		—
Vesting date (h)(i)	6/30/2029	6/30/2028	6/30/2027		6/30/2026		6/30/2025

(a)	These shares were deemed granted in July 2026.
(b)	The shares underlying the RSUs are excluded from the shares shown as outstanding on the balance sheet until they have vested and been issued.
(c)	Such shares will be issued in August 2026.
(d)	Such shares were issued in August 2025.
(e)	Such shares were forfeited in May 2025 as the recipient did not maintain a relationship with the Company during the applicable three-year performance cycle.
(f)	Of the 9,820 shares, (i) 9,070 shares were not earned as of June 30, 2026 because the applicable performance conditions had not been satisfied and (ii) 750 shares were forfeited in May 2025 as the recipient did not maintain a relationship with the Company during the applicable three-year performance cycle.
(g)	Of the 48,646 shares, (i) 46,536 shares were not earned as of June 30, 2025 because the applicable performance and market conditions had not been satisfied and (ii) 2,110 shares were forfeited in 2023 due to the retirement of an executive officer before the completion of the applicable three-year performance cycle
(h)	Generally, the recipient must maintain a relationship with the Company during the applicable three-year performance cycle.
(i)	RSUs vest upon satisfaction of metrics related to average annual total stockholder return (“TSR Metric”) and average annual return on capital (“ROC Metric”; together with the TSR Metric, the “Metrics”) and are issued to the extent the Compensation Committee determines that the Metrics with respect to the vesting of such shares have been satisfied.

The Metrics and other material terms and conditions of the RSUs are as follows:

			Performance Criteria (a)
Year RSU Granted	Metric	Weight	Minimum	Maximum
2023 - 2026 (b)(c)	ROC Metric (d)	50%	Average annual of at least 6.0%	Average annual of at least 8.75%
	TSR Metric (e)	50%	Average annual of at least 6.0%	Average annual of at least 11.0%
(a)	If the Metrics fall between the applicable minimum and maximum performance criteria, a pro-rata portion of such units (as calculated pursuant to the applicable award agreement), as applicable, vest.
(b)	The RSUs are not entitled to voting rights.
(c)	Upon vesting, the holders of such RSUs receive an amount equal to the dividends that would have been paid on the underlying shares had such shares been outstanding during the three-year performance cycle. As of June 30, 2026 and December 31, 2025, the Company accrued an aggregate of $701,000 and $474,000 of dividend equivalents, respectively, for the RSUs granted in 2023 through 2025, based on the number of shares, underlying such RSUs, that would have been issued using performance and market assumptions determined at such dates. In August 2026, the Company will pay the holders of the RSUs granted in 2023 an aggregate of approximately $407,000 with respect to the dividend equivalent rights on the vested 75,430 shares.
(d)	The ROC Metrics meet the definition of a performance condition. Fair value is based on the market value on the date of grant. For ROC Awards, the Company does not recognize expense when performance conditions are not expected to be met; such performance assumptions are re-evaluated quarterly.
(e)	The TSR Metrics meet the definition of a market condition. A third-party appraiser prepares a Monte Carlo simulation pricing model to determine the fair value of such awards, which is recognized ratably over the three-year service period.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2026 (CONTINUED)

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

As of June 30, 2026, based on performance and market assumptions, the fair value of the RSUs granted in 2025 and 2024 is $1,203,000 and $1,456,000, respectively. Recognition of such deferred compensation will be charged to General and administrative expense over the respective three-year performance cycles.

The following is a summary of the activity of the Plans:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Restricted stock:
Number of shares granted	—	—	161,285	154,390
Average per share grant price	$—	$—	$21.17	$25.52
Deferred compensation to be recognized over vesting period	$—	$—	$3,414,000	$3,940,000

Number of non-vested shares:
Non-vested beginning of the period	744,250	742,170	728,795	727,140
Grants	—	—	161,285	154,390
Vested during the period	—	(1,500)	(145,830)	(140,800)
Forfeitures	—	(1,975)	—	(2,035)
Non-vested end of the period	744,250	738,695	744,250	738,695

RSUs (a):
Number of non-vested shares:
Non-vested beginning of the period	263,075	256,740	263,075	256,740
Grants	—	—	—	—
Vested during the period	(75,430)	(36,704)	(75,430)	(36,704)
Forfeitures	(9,070)	(48,036)	(9,070)	(48,036)
Non-vested end of the period	178,575	172,000	178,575	172,000

Restricted stock and RSU grants (based on grant price):
Weighted average per share value of non-vested shares	$24.76	$24.35	$24.76	$24.35
Value of stock vested during the period	$1,533,000	$1,007,000	$4,505,000	$4,922,000
Weighted average per share value of shares forfeited during the period	$20.32	$26.22	$20.32	$26.22

Total charge to operations:
Outstanding restricted stock grants	$921,000	$926,000	$1,959,000	$1,864,000
Outstanding RSUs	326,000	370,000	555,000	778,000
Total charge to operations	$1,247,000	$1,296,000	$2,514,000	$2,642,000

(a)	There were no RSUs granted during the three and six months ended June 30, 2026 and 2025.

As of June 30, 2026, total compensation costs of $8,851,000 and $1,295,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average remaining vesting period is 2.6 years for the restricted stock and 1.5 years for the RSUs. The Company recognizes the effect of forfeitures on restricted stock awards and RSUs when they occur, and previously recognized compensation expense is reversed in the period the grant or unit is forfeited.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2026 (CONTINUED)

NOTE 9 – EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing net income allocable to common stockholders for each period by the weighted average number of shares of common stock outstanding during the applicable period. Net income is also allocated to the unvested restricted stock outstanding during each period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of June 30, 2026, the shares of common stock underlying the RSUs (see Note 8) are excluded from the basic earnings per share calculation, as these units are not participating securities until they vest and are issued.

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

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator for basic and diluted earnings per share:
Net income	$15,665	$9,418	$21,905	$13,587
Deduct net income attributable to non-controlling interests	(7)	(987)	(10)	(1,001)
Deduct earnings allocated to unvested restricted stock (a)	(533)	(332)	(746)	(666)
Net income available for common stockholders: basic and diluted	$15,125	$8,099	$21,149	$11,920

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	21,075	20,853	21,065	20,836
Effect of dilutive securities: RSUs	123	114	111	112
Denominator for diluted earnings per share:
Weighted average number of shares	21,198	20,967	21,176	20,948

Earnings per common share: basic	$.72	$.39	$1.00	$.57
Earnings per common share: diluted	$.71	$.39	$1.00	$.57
(a)	Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2026 (CONTINUED)

NOTE 9 – EARNINGS PER COMMON SHARE (CONTINUED)

The following table identifies the number of shares of common stock underlying the RSUs that are included in the calculation, on a diluted basis, for such periods:

As of June 30, 2026:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
July 1, 2025 (c)	91,075	45,537	2,165	47,702	43,373
July 16, 2024 (c)	87,500	37,806	24,922	62,728	24,772
July 1, 2023 (d)	84,500	33,180	42,250	75,430	9,070
Totals	263,075	116,523	69,337	185,860	77,215

As of June 30, 2025:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
July 16, 2024 (c)	87,500	23,709	43,750	67,459	20,041
July 1, 2023 (d)	84,500	24,706	42,250	66,956	17,544
July 1, 2022 (e)	83,240	32,030	4,674	36,704	46,536
Totals	255,240	80,445	90,674	171,119	84,121
(a)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is June 30 of the applicable period.
(b)	Excluded as the applicable conditions had not been met for these shares at the applicable measurement dates.
(c)	The RSUs awarded in 2025 and 2024 vest, subject to satisfaction of the applicable market and/or performance conditions, as of June 30, 2028 and 2027, respectively (see Note 8).
(d)	With respect to the RSUs awarded in 2023, 75,430 shares were deemed to have vested and the balance of 9,070 shares were forfeited as of June 30, 2026. The vested shares will be issued in August 2026.
(e)	With respect to the RSUs awarded in 2022, 36,704 shares were deemed to have vested and the balance of 46,536 shares were forfeited as of June 30, 2025. The vested shares were issued in August 2025.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2026 (CONTINUED)

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

The fair value and carrying amounts of the Company’s mortgages payable are as follows (dollars in thousands):

	June 30,	December 31,
	2026	2025
Fair value of mortgages payable (a)	$524,154	$517,660
Carrying value of mortgages payable, gross	$533,369	$522,501
Fair value less than the carrying value	$(9,215)	$(4,841)
Blended market interest rate (a)	5.72%	5.44%
Weighted average interest rate	4.94%	4.88%
Weighted average remaining term to maturity (years)	5.4	5.8
(a)	Estimated using unobservable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

Fair Value on a Recurring Basis

As of June 30, 2026, the Company had one interest rate derivative, which was an interest rate swap, related to an outstanding mortgage loan with an aggregate $810,000 notional amount. This interest rate swap, which (i) was designated as a cash flow hedge, converted a SOFR based variable rate mortgage to a fixed annual rate mortgage, (ii) had an interest rate of 3.24% and (iii) matured and was paid off on July 1, 2026. The Company’s objective in using this interest rate swap was to add stability to interest expense. The Company does not use derivatives for trading or speculative purposes. Fair values are approximated using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of the derivatives. This fair value analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company has determined its derivative valuation was classified in Level 2 of the fair value hierarchy and does not currently own any financial instruments that are measured on a recurring basis and that are classified as Level 1 or 3.

The carrying and fair value of the Company’s derivative financial instruments was $0 and $16,000 as of June 30, 2026 and December 31, 2025, respectively. The fair value of the Company’s derivatives were reflected in Escrow, deposits and other assets and receivables on the consolidated balance sheets. As of June 30, 2026 and December 31, 2025, there were no derivatives in a liability position.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2026 (CONTINUED)

NOTE 10 – FAIR VALUE MEASUREMENTS (CONTINUED)

The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of income for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Amount of gain recognized on derivatives in other comprehensive income	$(4)	$7	$(3)	$8
Amount of reclassification from Accumulated other comprehensive income into Interest expense	5	65	13	144

Fair Value on a Non-Recurring Basis

Non-financial assets measured at fair value on a non-recurring basis in the consolidated financial statements consist of a property located in Chicago, Illinois for which the Company had recorded an impairment loss of $142,000 during the three and six months ended June 30, 2026 (as discussed in Note 5). The Company determined fair value based on an executed sales contract for the property which was determined to be a Level 3 input in the fair value hierarchy.

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

In consideration for the Services, the Company paid Majestic $959,000 and $1,938,000 for the three and six months ended June 30, 2026, respectively, and $905,000 and $1,793,000 for the three and six months ended June 30, 2025, respectively. Included in these amounts are fees for property management services of $432,000 and $883,000 for the three and six months ended June 30, 2026, respectively, and $408,000 and $797,000 for the three and six months ended June 30, 2025, respectively. The amounts paid for property management services are based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic for property management services with respect to properties managed by third parties. The Company also paid Majestic, pursuant to the C&SA, $92,000 and $184,000 for the three and six months ended June 30, 2026, respectively, and $87,000 and $175,000 for the three and six months ended June 30, 2025, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies.

Executive officers and others providing services to the Company under the C&SA were awarded shares of restricted stock and RSUs under the Company’s stock incentive plans (described in Note 8). The related expense charged to the Company’s operations was $582,000 and $1,108,000 for the three and six months ended June 30, 2026, respectively, and $631,000 and $1,279,000 for the three and six months ended June 30, 2025, respectively.

The amounts paid under the C&SA (except for the property management services which are included in Real estate expenses) and the costs of the stock incentive plans are included in General and administrative expense on the consolidated statements of income.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2026 (CONTINUED)

NOTE 11 – RELATED PARTY TRANSACTIONS (CONTINUED)

Other

During 2026 and 2025, the Company paid quarterly fees of (i) $88,000 and $85,000, respectively, to the Company’s chairman and (ii) $34,000 and $34,000, respectively, to the Company’s vice-chairman. These fees are included in General and administrative expenses on the consolidated statements of income.

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party, and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties. Amounts reimbursed to Gould Investors were $105,000 during the six months ended June 30, 2026. Included in Real estate expenses on the consolidated statements of income is insurance expense of $508,000 and $1,282,000 for the three and six months ended June 30, 2026, respectively, and $187,000 and $463,000 for the three and six months ended June 30, 2025, respectively, of amounts reimbursed to Gould Investors in prior periods.

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

Challenges and uncertainties facing the St. Louis Park, Minnesota property

As reported in our Annual Report on Form 10-K for the year ended December 31, 2025, we recorded an impairment charge of $3.3 million with respect to our retail property located at St. Louis Park, Minnesota. At June 30, 2026, approximately 75% of the property is vacant. Based on the lease in effect at July 1, 2026, we expect this property to generate rental income (excluding tenant reimbursements) of approximately $500,000 for 2026 and, in 2025, we generated $917,000 of rental income (excluding tenant reimbursements) from this property. We estimate that this property will incur unreimbursed real estate expenses of approximately $260,000 during the six months ending December 31, 2026. We are pursuing the sale and/or lease of this property and may be required to take additional impairment(s) with respect thereto.

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

We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial properties (and in particular, warehouse and distribution facilities). As of June 30, 2026, we own 109 properties with approximately 12.2 million square feet (including 80 industrial properties with approximately 11.0 million square feet) located in 33 states. Based on square footage, our overall occupancy rate at June 30, 2026 is approximately 97.6% and the occupancy rate by property type is: 98.3% for our industrial properties, 87.8% for our retail properties and 100% for our other properties.

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

Our Base Rent is approximately $84.0 million; Base Rent represents the base rent payable to us during the twelve months ending June 30, 2027 under leases in effect at July 1, 2026 (excluding tenant reimbursements and after giving effect to any abatements, concessions, deferrals or adjustments). It excludes an aggregate of $619,000 representing the Base Rent of two retail properties which we sold in July 2026 and anticipate selling in August 2026 (i.e., Monroeville, Pennsylvania and Chicago, Illinois).

The following table sets forth information about our properties by industry sector as of June 30, 2026:

	Number of	Number of	Building		Percentage of
Type of Property	Tenants	Properties	Square Feet	Base Rent (a)	Base Rent
Industrial	104	80	11,026,802	$71,249,000	84.9
Retail	30	24	921,001	8,983,000	10.7
Other (b)	4	5	250,435	3,736,000	4.4
	138	109	12,198,238	$83,968,000	100.0
(a)	Our base rent, as reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2025 was $75.4 million.
(b)	Includes an office building, two theaters, a health and fitness center and a restaurant.

The following table sets forth scheduled expirations of leases at our properties as of June 30, 2026 for the years indicated below:

Lease Expirations (a)	Number of	Building		Percentage of
for the twelve months ending June 30,	Leases	Square Feet (b)	Base Rent	Base Rent
2027	20	676,395	$3,764,000	4.5
2028	27	2,366,696	14,915,000	17.8
2029	23	2,126,546	14,572,000	17.3
2030	22	1,295,994	9,777,000	11.6
2031	23	2,055,071	14,997,000	17.9
2032	17	1,261,037	8,615,000	10.3
2033	11	1,035,267	7,666,000	9.1
2034	8	462,250	5,611,000	6.7
2035	2	94,799	818,000	1.0
2036 and thereafter	5	525,935	3,233,000	3.8
	158	11,899,990	$83,968,000	100.0
(a)	Lease expirations assume tenants do not exercise existing renewal or termination options.
(b)	Excludes an aggregate of 298,248 square feet of vacant space.

Property Transactions During the Three Months Ended June 30, 2026

Acquisition

On April 30, 2026, we acquired a 14 acre land parcel for $800,000, which parcel is adjacent to a property we acquired in January 2026.

Sales

We sold the following properties (dollars in thousands):

				Gain on
			Gross Sales	Sale of Real	Net Proceeds
Description of Property	City, State	Date Sold	Price	Estate, net	on Sale
Advance Auto Parts retail property	South Euclid, Ohio	April 16, 2026	$1,483	$118	$608
Multi-tenant retail property	Champaign, Illinois	May 5, 2026	7,498	3,326	6,820
Multi-tenant retail property	El Paso, Texas	June 1, 2026	17,500	9,989	8,871
			$26,481	$13,433	$16,299	(a)
(a)	The net proceeds on sale give effect to the aggregate payoff of $9,066 of mortgages.

During the six months ended June 30, 2026 and year ended December 31, 2025, these properties contributed $858,000 and $2.6 million of rental income, net, $183,000 and $1.7 million of operating expenses (including $264,000 and $816,000 of depreciation and amortization expense), and $148,000 and $372,000 of mortgage interest expense, respectively.

Property held-for-sale at June 30, 2026

In May 2026, we entered into a contract to sell a retail property leased to Men’s Wearhouse, located in Monroeville, Pennsylvania for $2.1 million. The property was sold on July 28, 2026, the net proceeds therefrom were approximately $1.9 million and the sale resulted in a gain of approximately $887,000, which will be recognized as Gain on sale of real estate, net, in the consolidated statements of income for the three and nine months ending September 30, 2026.

During the six months ended June 30, 2026 and year ended December 31, 2025, this property contributed $112,000 and $203,000 of rental income, net, and $34,000 and $69,000 of operating expenses, respectively. There was no mortgage on this property.

Impairment loss

In June 2026, we entered into a contract to sell a retail property leased to TVI, Inc., located in Chicago, Illinois for $5.7 million. In connection with the anticipated sale, we recorded a $142,000 impairment loss during the three and six months ended June 30, 2026. We anticipate the property will be sold in August 2026, the net proceeds therefrom will be approximately $5.4 million and the sale will result in a loss of approximately $280,000, which will be recognized as part of Gain on sale of real estate, net, in the consolidated statements of income for the three and nine months ending September 30, 2026.

During the six months ended June 30, 2026 and year ended December 31, 2025, this property contributed $183,000 and $228,000 of rental income, net, $254,000 and $290,000 of operating expenses (including $46,000 and $57,000 of depreciation and amortization expense) and $0 and $53,000 of mortgage interest expense (this mortgage was paid off in June 2025), respectively.

New Credit Facility

On July 31, 2026, we replaced our credit facility dated November 9, 2016, as amended from time-to-time (the “Old Facility”), by entering into a new credit facility (the “New Facility”) with Manufacturers and Traders Trust Company and Valley National Bank, lenders on the Old Facility.

The New Facility provides that subject to borrowing base requirements, we can borrow up to $100.0 million for general corporate purposes. The facility is scheduled to mature on December 31, 2029, subject to a built-in right to extend such maturity to December 31, 2030 (the “Extension Feature”), upon satisfaction of certain conditions and payment of a nominal extension fee. The facility bears interest equal to 30-day SOFR plus the applicable margin, which ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the facility) is equal to or less than 50%, increasing to a maximum of 250 basis points if such ratio is greater than 55%. As of the date we entered into the New Facility the applicable margin was 175 basis points. There is an unused facility fee ranging from 0.20% to 0.25% per annum on the difference between the outstanding loan balance and $100.0 million. The credit facility requires, at any time, the maintenance of at least $3.0 million in average deposit balances with the facility’s administrative agent. The facility also includes an accordion feature (the “Accordion Feature”) pursuant to which we can request up to three increases in the total commitments by an amount not to exceed $50.0 million in the aggregate, subject to satisfaction of specified conditions.

The New Facility includes certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require ongoing compliance with certain financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of total debt to total value and the minimum value of unencumbered properties and the number of such properties. The facility also contains certain investment limitations. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding under the New Facility if proceeds of the facility were used to purchase or refinance such property.

The New Facility differs from the Old Facility in that, among other things, the New Facility includes a new maturity date, the Extension Feature, the Accordion Feature, an expansion of the purposes for which the facility may be used (including the elimination of the cap on amounts that may be used for renovation and operating expense purposes), and changes to various covenants.

Results of Operations

Total revenues

The following table compares total revenues for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(Dollars in thousands)	2026	2025	(Decrease)	% Change	2026	2025	(Decrease)	% Change
Rental income, net	$27,000	$24,479	$2,521	10.3	$53,963	$48,649	$5,314	10.9
Lease termination fees	—	66	(66)	(100.0)	1,327	66	1,261	1,910.6
Total revenues	$27,000	$24,545	$2,455	10.0	$55,290	$48,715	$6,575	13.5

Rental income, net

The following table details the components of rental income, net, for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(Dollars in thousands)	2026	2025	(Decrease)	% Change	2026	2025	(Decrease)	% Change
Acquisitions (a)	$5,595	$1,942	$3,653	188.1	$10,677	$3,075	$7,602	247.2
Dispositions (b)	196	1,854	(1,658)	(89.4)	961	3,897	(2,936)	(75.3)
Same store (c)	21,209	20,683	526	2.5	42,325	41,677	648	1.6
Rental income, net	$27,000	$24,479	$2,521	10.3	$53,963	$48,649	$5,314	10.9
(a)	Represents rental income from 24 properties acquired since January 1, 2025.
(b)	Represents rental income from 13 properties sold since January 1, 2025.
(c)	Represents rental income from 85 properties that were owned for the entirety of the periods presented.

Changes at same store properties

The changes in same store rental income during the three and six months ended June 30, 2026 are due primarily to increases of:

-	$502,000 and $962,000, respectively, due to new tenants at several properties,
-	$454,000 and $837,000, respectively, from lease amendments and/or extensions at several properties, and

-	$303,000, in both periods, related to the write-off of a tenant’s unamortized intangible lease liability due to renewal options that were not exercised.

The increases were offset during the three and six months ended June 30, 2026 by decreases in rental income of:

-	$620,000 and $1.2 million, respectively, from lease expirations at various properties, a majority for which we have entered into new leases with replacement tenants, and
-	$115,000 and $216,000, respectively, in tenant reimbursements, primarily related to real estate tax expenses generally incurred during each of such periods.

Lease Termination Fee

In March 2026, we recognized an aggregate of $1.3 million from two industrial tenants in lease buy-out transactions; we replaced such tenancies on economic terms more favorable to us than those of the terminating tenancies.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(Dollars in thousands)	2026	2025	(Decrease)	% Change	2026	2025	(Decrease)	% Change
Operating expenses:
Depreciation and amortization	$8,458	$6,827	$1,631	23.9	$17,028	$13,372	$3,656	27.3
Real estate expenses	4,929	4,891	38.8		10,641	9,929	712	7.2
General and administrative	3,990	3,938	52	1.3	8,328	8,108	220	2.7
Impairment loss	142	—	142	n/a	142	—	142	n/a
State tax expense (benefit)	116	67	49	73.1	180	(27)	207	(766.7)
Total operating expenses	$17,635	$15,723	$1,912	12.2	$36,319	$31,382	$4,937	15.7

Depreciation and amortization. The increases in the three and six months ended June 30, 2026 are due primarily to $2.1 million and $4.4 million, respectively, from the properties acquired since January 1, 2025.

The increases were offset primarily by the inclusion, in the corresponding 2025 periods, of $410,000 and $708,000, respectively, from the properties sold since January 1, 2025.

Real estate expenses. The increases in the three and six months ended June 30, 2026 are due primarily to (i) $819,000 and $1.7 million, respectively, from the properties acquired since January 1, 2025, and (ii) $186,000 and $455,000, respectively, primarily related to common area maintenance and insurance expense at several properties, none of which were individually significant.

The increase was offset by the inclusion, in the corresponding 2025 periods, of $757,000 and $1.1 million, respectively, from the properties sold since January 1, 2025, and (ii) decreases of $210,000 and $370,000, respectively, related to real estate tax expense primarily at our El Paso, Texas property for which we collected a refund on taxes paid in a prior year.

A substantial portion of real estate expenses is rebilled to tenants and is included in Rental income, net, on the consolidated statements of income. The portion of real estate expenses not reimbursed by our tenants was $690,000 and $1.8 million for the three and six months ended June 30, 2026, respectively, and $780,000 and $1.6 million for the three and six months ended June 30, 2025, respectively.

General and administrative. The increase in the six months ended June 30, 2026 is due primarily to increases of (i) $175,000 in payroll and payroll-related expenses related to higher compensation levels and (ii) $155,000 in professional fees and amounts payable pursuant to the compensation and services agreement. The increases were offset by a decrease in non-cash compensation expense of $128,000 related to reduced expectations as to the vesting of our RSUs.

Impairment loss. During the three and six months ended June 30, 2026, we recorded a $142,000 impairment loss at our Chicago, Illinois property. (See Note 5 to our consolidated financial statements).

State tax expense (benefit). During the six months ended June 30, 2025, our state tax expense was offset by a $135,000 refund from Tennessee related to franchise taxes paid in 2023, as the state amended the method of calculating such taxes, resulting in an overpayment in such year.

Gain on sale of real estate, net

The following table compares gain on sale of real estate, net, for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase
(Dollars in thousands)	2026	2025	(Decrease)	% Change	2026	2025	(Decrease)	% Change
Gain on sale of real estate, net	$13,433	$6,531	$6,902	105.7	$17,309	$7,641	$9,668	126.5

The following table lists the sold properties and the related gains, net, for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(Dollars in thousands)	2026	2025	(Decrease)	Change	2026	2025	(Decrease)	Change
Retail property - South Euclid, Ohio	$118	$—			$118	$—
Multi-tenant retail property - Champaign, Illinois	3,326	—			3,326	—
Multi-tenant retail property - El Paso, Texas	9,989	—			9,989	—
Vacant retail property - Cary, North Carolina	—	—			2,518	—
Retail property - Newport News, Virginia	—	—			1,358	—
Multi-tenant retail stores - Lakewood, Colorado (a)	—	3,276			—	3,276
Retail property - Greensboro, North Carolina	—	2,232			—	2,232
Retail property - Gurnee, Illinois	—	1,023			—	1,023
Restaurant property - Concord, North Carolina	—	—			—	1,154
Land and improvements - Lakewood, Colorado (a)	—	—			—	(44)
Total Gain on sale of real estate, net	$13,433	$6,531	$6,902	105.7	$17,309	$7,641	$9,668	126.5
(a)	These parcels were part of a property which was owned by a consolidated joint venture in which we held a 90% interest. For the three and six months ended June 30, 2025, the non-controlling interest’s share of the net gain on these sales was $972 and $968, respectively.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(Dollars in thousands)	2026	2025	(Decrease)	Change	2026	2025	(Decrease)	Change
Other income and expenses:
Other income	$11	$189	$(178)	(94.2)	50	402	(352)	(87.6)
Interest:
Expense	(6,860)	(5,847)	1,013	17.3	(13,818)	(11,279)	2,539	22.5
Amortization and write-off of deferred financing costs	(284)	(277)	7	2.5	(607)	(510)	97	19.0

Other income. The decrease in the three months ended June 30, 2026 is due to the inclusion, in the corresponding period of 2025, of (i) interest income from a seller-financing receivable that was repaid in June 2025 and (ii) equity in earnings from two unconsolidated joint venture properties in Savannah, Georgia, that were sold in August 2025. The decrease in the six months ended June 30, 2026 is due to the same factors as well as the inclusion, in the corresponding period of 2025, of income from investments in short-term U.S. treasury bills.

Interest expense. The following table compares interest expense for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(Dollars in thousands)	2026	2025	(Decrease)	Change	2026	2025	(Decrease)	Change
Interest expense:
Mortgage interest	$6,590	$5,609	$981	17.5	$13,215	$10,963	$2,252	20.5
Credit line interest	270	238	32	13.4	603	316	287	90.8
Total	$6,860	$5,847	$1,013	17.3	$13,818	$11,279	$2,539	22.5

Mortgage interest

The following table reflects the average interest rate on the average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(Dollars in thousands)	2026	2025	(Decrease)	Change	2026	2025	(Decrease)	Change
Weighted average principal amount	$531,289	$465,240	$66,049	14.2	$531,726	$461,693	$70,033	15.2
Weighted average interest rate	4.94%	4.79%	0.15%	3.1	4.94%	4.72%	0.22%	4.7

The increases in mortgage interest in the three and six months ended June 30, 2026 are due to increases in the weighted average principal amount of mortgage debt outstanding and, to a lesser extent, the weighted average interest rate.

Credit line interest

The following table reflects the average interest rate on the average principal amount of outstanding credit line debt for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
(Dollars in thousands)	2026	2025	(Decrease)	Change	2026	2025	(Decrease)	Change
Weighted average principal amount	$16,341	$11,879	$4,462	37.6	$18,436	$6,470	$11,966	184.9
Weighted average interest rate	5.41%	6.07%	(.66)%	(10.9)	5.42%	6.07%	(.65)%	(10.7)

The increases in credit line interest in the three and six months ended June 30, 2026 are due to increases in the weighted average principal amount of credit line debt outstanding, offset by the decrease in the weighted average interest rate.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales. Our available liquidity at August 3, 2026, was $110.6 million, including $15.4 million of cash and cash equivalents (including the New Credit Facility’s required minimum $3.0 million average deposit maintenance balance) and up to $95.2 million available thereunder.

Liquidity and Financing

We expect to meet our short-term (i.e., one year or less) and long-term (i) operating cash requirements (including debt service and anticipated dividend payments) principally from cash flow from operations, our available cash and cash equivalents, proceeds from and, to the extent permitted and needed, our credit facility and (ii) investing and financing cash requirements (including an estimated aggregate of $1.0 million of capital expenditures) from the foregoing, as well as property financings, property sales and sales of our common stock.

At June 30, 2026, we had 60 outstanding mortgages payable secured by 73 properties in the aggregate principal amount of $533.4 million (before netting unamortized deferred financing costs of $4.6 million and mortgage intangibles of $462,000). These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $828.0 million, before accumulated depreciation of $134.6 million. After giving effect to an interest rate swap, the mortgage payments bear interest at fixed rates ranging from 3.05% to 6.42% (a 4.94% weighted average interest rate) and mature between 2026 and 2047 (a 5.4 year weighted average remaining term to maturity).

The following table sets forth, as of June 30, 2026, information with respect to our mortgage debt:

	For the Six
	Months Ending	For the Years Ending
	December 31,	December 31,
(Dollars in thousands)	2026	2027	2028	2029	Total
Amortization payments	$5,552	$10,281	$9,656	$7,602	$33,091
Principal due at maturity	8,774	38,525	30,155	79,386	156,840
Total	$14,326	$48,806	$39,811	$86,988	$189,931

Weighted average interest rate on principal due at maturity	3.93%	3.64%	4.64%	4.41%	4.24%

(1)

We intend to make debt amortization payments from operating cash flow and although no assurance can be given that we will be successful in this regard, generally intend to refinance, extend or pay off the mortgage loans which mature from 2026 through 2029. We generally intend to repay the amounts not refinanced or extended from our existing funds and other sources of funds, including our available cash, proceeds from the sale of our common stock and our credit facility (to the extent available).

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

We utilize funds from our credit facility, as needed, to acquire a property and, thereafter secure long-term, fixed rate mortgage debt on such property. We apply the proceeds from the mortgage loan to repay borrowings under the credit facility, thus providing us with the ability to re-borrow under the credit facility for the acquisition of additional properties.

Credit Facility

See “—Management’s Discussion and Analysis of Financial Condition and Results of Operations – New Credit Facility” for information with respect to same.

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

The tables below provide a reconciliation of net income and net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
GAAP net income attributable to One Liberty Properties, Inc.	$15,658	$8,431	$21,895	$12,586
Add: depreciation and amortization of properties	8,244	6,610	16,586	12,945
Add: impairment loss	142	—	142	—
Add: amortization of deferred leasing costs	214	217	442	427
Deduct: gain on sale of real estate, net	(13,433)	(6,531)	(17,309)	(7,641)
Adjustments: non-controlling interests and our share of unconsolidated joint ventures	(4)	968	(9)	951
NAREIT funds from operations applicable to common stock	10,821	9,695	21,747	19,268
Add: amortization of restricted stock and RSU compensation	1,247	1,296	2,514	2,642
Add: amortization and write-off of deferred financing costs	284	277	607	510
Add: amortization of mortgage intangible assets	34	34	69	69
Add: amortization of lease incentives	24	30	47	60
Deduct: lease termination fees	—	(66)	(1,327)	(66)
Deduct: straight-line rent accruals and amortization of lease intangibles	(1,182)	(604)	(1,889)	(1,258)
Deduct: other income and income on settlement of litigation	—	(27)	(18)	(55)
Adjustments: non-controlling interests and our share of unconsolidated joint ventures	—	(14)	—	(39)
Adjusted funds from operations applicable to common stock	$11,228	$10,621	$21,750	$21,131

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
GAAP net income attributable to One Liberty Properties, Inc.	$.71	$.39	$1.00	$.57
Add: depreciation and amortization of properties	.37	.31	.75	.61
Add: impairment loss	.01	—	.01	—
Add: amortization of deferred leasing costs	.01	.01	.02	.02
Deduct: gain on sale of real estate, net	(.61)	(.30)	(.79)	(.35)
Adjustments: non-controlling interests and our share of unconsolidated joint ventures	—	.04	—	.04
NAREIT funds from operations per share of common stock (a)	.49	.45	.99	.89
Add: amortization of restricted stock and RSU compensation	.06	.06	.12	.12
Add: amortization and write-off of deferred financing costs	.01	.01	.03	.02
Add: amortization of mortgage intangible assets	—	—	—	—
Add: amortization of lease incentives	—	—	—	—
Deduct: lease termination fees	—	—	(.06)	—
Deduct: straight-line rent accruals and amortization of lease intangibles	(.05)	(.03)	(.09)	(.06)
Deduct: other income and income on settlement of litigation	—	—	—	—
Adjustments: non-controlling interests and our share of unconsolidated joint ventures	—	—	—	—
Adjusted funds from operations per share of common stock (a)	$.51	$.49	$.99	$.97
(a)	The weighted average number of diluted common shares used to compute FFO and AFFO applicable to common stock includes unvested restricted shares that are excluded from the computation of diluted EPS.

Three months ended June 30, 2026 and 2025

The $1.1 million, or 11.6%, increase in FFO for the three months ended June 30, 2026 from the corresponding 2025 period is due primarily to the $2.5 million increase in rental income.

The increase was offset primarily due to a (i) $1.0 million increase in interest expense and (ii) $178,000 decrease in other income.

The $607,000, or 5.7%, increase in AFFO for the three months ended June 30, 2026 from the corresponding 2025 period is due primarily to the factors impacting FFO as described immediately above, excluding a $584,000 increase (to $1.9 million) in rental income, net, due to the exclusion of the amortization of straight line rent and lease-related intangibles.

Six months ended June 30, 2026 and 2025

The $2.5 million, or 12.9%, increase in FFO for the six months ended June 30, 2026 from the corresponding 2025 period is due primarily to:

●	$5.3 million increase in rental income, net, and
●	$1.3 million increase in lease termination fee income.

Offsetting the increase is a:

●	$2.5 million increase in interest expense,
●	$712,000 increase in real estate operating expenses,
●	$352,000 decrease in other income,
●	$220,000 increase in general and administrative expenses, and
●	$207,000 increase in state tax expense.

The $619,000, or 2.9%, increase in AFFO for the six months ended June 30, 2026 from the corresponding 2025 period is due primarily to the factors impacting FFO as described immediately above, excluding (i) the $1.3 million increase in lease termination fee income, (ii) a $644,000 increase (to $4.7 million) in rental income, net, due to the exclusion of the amortization of straight line rent and lease-related intangibles and (iii) a $128,000 increase (to $348,000) in general and administrative expenses due to the exclusion of the amortization of restricted stock and RSU compensation.

See “—Results of Operations” for further information regarding these changes.

Diluted per share net income, FFO and AFFO were impacted negatively in the three and six months ended June 30, 2026 compared to the corresponding quarters in the prior year by an average increase of approximately 236,000 and 234,000, respectively, in the weighted average number of shares of common stock outstanding as a result of stock issuances in connection with the equity incentive and dividend reinvestment programs.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure is the effect of changes in interest rates on the interest cost of draws on our revolving variable rate credit facility. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

Our variable mortgage debt primarily bears interest at fixed rates and accordingly, the effect of changes in interest rates would not impact the interest expense we incur under these mortgages.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

Disclosure of 10b5-1 Plans

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended June 30, 2026.

Equity Incentive Program Activity

On June 23, 2026, we awarded an aggregate of 90,750 shares subject to restricted stock units (“RSUs”), and related dividend equivalent rights. Generally, the awards vest in 2029 subject to the satisfaction of, among other things, market and performance conditions similar to the conditions applicable to the RSUs granted in 2025.

On August 5, 2026, we determined that the performance and market conditions with respect to the vesting of 75,430 of the 85,250 RSUs awarded in 2023 had been met as of June 30, 2026, and authorized the issuance of 75,430 shares of common stock. We anticipate paying the holders of the RSUs an aggregate of approximately $407,000 with respect to the dividend equivalent rights with respect to the vested shares.

Item 6.  Exhibits

Exhibit No.	Title of Exhibit
10.1*	Form of Performance Award Agreement for grants in 2025 pursuant to the 2025 Incentive Plan.
10.2*	Form of Performance Award Agreement for grants in 2026 pursuant to the 2025 Incentive Plan.
10.3

Credit Agreement entered into as of July 31, 2026, among One Liberty Properties, Inc., subsidiary guarantors, each lender from time to time party thereto, and Manufactures and Traders Trust Company, in its capacity as administrative agent for the lenders.

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
101

The following financial statements and notes from the One Liberty Properties, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 filed on August 5, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

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

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: August 5, 2026	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: August 5, 2026	/s/ Isaac Kalish
Isaac Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)