Form 10-Q
period 2026-09-30
ONE LIBERTY PROPERTIES INC
filed 2026-11-04
CIK 712770

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 21,906,742 shares of common stock outstanding.

One Liberty Properties, Inc. and Subsidiaries

Part I — FINANCIAL INFORMATION

Item 1.    Financial Statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Par Value)

	September 30,	December 31,
	2026	2025
ASSETS	(Unaudited)
Real estate investments, at cost
Land	$152,488	$153,143
Buildings and improvements	834,471	819,114
Total real estate investments, at cost	986,959	972,257
Less accumulated depreciation	192,027	194,663
Real estate investments, net	794,932	777,594

Properties held-for-sale	7,419	—
Cash and cash equivalents	20,117	14,434
Unbilled rent receivable	17,753	17,269
Unamortized intangible lease assets, net	24,930	25,501
Escrow, deposits and other assets and receivables	15,338	22,772
Total assets(1)	$880,489	$857,570
LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net (see Note 6)	$533,411	$517,342
Line of credit	10,000	—
Dividends payable	10,250	10,214
Accrued expenses and other liabilities	16,858	17,271
Unamortized intangible lease liabilities, net	12,702	12,946
Total liabilities(1)	583,221	557,773

Commitments and contingencies

Equity:
One Liberty Properties, Inc. stockholders’ equity:
Preferred stock, $1 par value; 12,500 shares authorized; none issued	—	—
Common stock, $1 par value; 50,000 shares authorized; 21,156 and 20,916 shares issued and outstanding	21,156	20,916
Paid-in capital	345,469	341,389
Accumulated other comprehensive income	—	16
Distributions in excess of net income	(69,544)	(62,718)
Total One Liberty Properties, Inc. stockholders’ equity	297,081	299,603
Non-controlling interest in consolidated joint venture(1)	187	194
Total equity	297,268	299,797
Total liabilities and equity	$880,489	$857,570
(1)	The Company’s consolidated balance sheets include assets and liabilities of a consolidated variable interest entity (“VIE”). See Note 7. The consolidated balance sheets include the following amounts related to the Company’s consolidated VIE: $3,815 and $3,815 of land, $6,108 and $6,332 of building and improvements, net of $3,439 and $3,215 of accumulated depreciation, $645 and $637 of other assets included in other line items, $6,893 and $7,143 of real estate debt, net, $147 and $73 of other liabilities included in other line items and $187 and $194 of non-controlling interest as of September 30, 2026 and December 31, 2025, respectively.

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Rental income, net	$26,602	$23,771	$80,565	$72,420
Lease termination fees	—	—	1,327	66
Total revenues	26,602	23,771	81,892	72,486

Operating expenses:
Depreciation and amortization	8,311	6,698	25,339	20,070
Real estate expenses (see Note 11 for related party information)	5,281	4,824	15,922	14,753
General and administrative (see Note 11 for related party information)	4,288	4,128	12,616	12,236
Impairment losses	1,422	1,300	1,564	1,300
State tax expense	30	29	210	2
Total operating expenses	19,332	16,979	55,651	48,361

Other operating income
Gain on sale of real estate, net	887	9,071	18,196	16,712
Operating income	8,157	15,863	44,437	40,837

Other income and expenses:
Other income	53	109	103	511
Equity in earnings from sale of unconsolidated joint venture properties	—	991	—	991
Interest:
Expense	(6,795)	(5,617)	(20,613)	(16,896)
Amortization and write-off of deferred financing costs	(311)	(241)	(918)	(751)

Net income	1,104	11,105	23,009	24,692
Net income attributable to non-controlling interests	(8)	(627)	(18)	(1,628)
Net income attributable to One Liberty Properties, Inc.	$1,096	$10,478	$22,991	$23,064

Weighted average number of common shares outstanding:
Basic	21,126	20,883	21,085	20,852
Diluted	21,168	20,946	21,141	20,916

Earnings per common share attributable to common stockholders:
Basic	$.04	$.48	$1.04	$1.06
Diluted	$.04	$.48	$1.04	$1.05

Cash distributions per share of common stock	$.45	$.45	$1.35	$1.35

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$1,104	$11,105	$23,009	$24,692

Other comprehensive income
Net unrealized loss on derivative instruments	—	(27)	(16)	(163)
Comprehensive income	1,104	11,078	22,993	24,529

Net income attributable to non-controlling interests	(8)	(627)	(18)	(1,628)
Comprehensive income attributable to One Liberty Properties, Inc.	$1,096	$10,451	$22,975	$22,901

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited) (Continued on Next Page)

			Accumulated	Accumulated	Non-Controlling
			Other	Distributions	Interests in
	Common	Paid-in	Comprehensive	in Excess of	Consolidated
	Stock	Capital	Income (loss)	Net Income	Joint Ventures	Total
Balances, December 31, 2025	$20,916	$341,389	$16	$(62,718)	$194	$299,797
Cash distributions — common stock ($.45 per share)	—	—	—	(9,872)	—	(9,872)
Compensation expense — restricted stock and RSUs	—	1,267	—	—	—	1,267
Shares issued through dividend reinvestment plan	7	135	—	—	—	142
Restricted stock vesting	146	(146)	—	—	—	—
Distribution to non-controlling interest	—	—	—	—	(8)	(8)
Net income	—	—	—	6,237	3	6,240
Other comprehensive loss	—	—	(7)	—	—	(7)
Balances, March 31, 2026	21,069	342,645	9	(66,353)	189	297,559
Cash distributions — common stock ($.45 per share)	—	—	—	(9,989)	—	(9,989)
Compensation expense — restricted stock and RSUs	—	1,247	—	—	—	1,247
Shares issued through dividend reinvestment plan	6	129	—	—	—	135
Distribution to non-controlling interest	—	—	—	—	(9)	(9)
Net income	—	—	—	15,658	7	15,665
Other comprehensive loss	—	—	(9)	—	—	(9)
Balances, June 30, 2026	21,075	344,021	—	(60,684)	187	304,599
Cash distributions — common stock ($.45 per share)	—	—	—	(9,956)	—	(9,956)
Compensation expense — restricted stock and RSUs	—	1,394	—	—	—	1,394
Shares issued through dividend reinvestment plan	6	129	—	—	—	135
Restricted stock unit vesting	75	(75)	—	—	—	—
Distribution to non-controlling interest	—	—	—	—	(8)	(8)
Net income	—	—	—	1,096	8	1,104
Balances, September 30, 2026	$21,156	$345,469	$—	$(69,544)	$187	$297,268

See accompanying notes to consolidated financial statements

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in Thousands, Except Per Share Data)

(Unaudited)

			Accumulated	Accumulated	Non-Controlling
			Other	Distributions	Interests in
	Common	Paid-in	Comprehensive	in Excess of	Consolidated
	Stock	Capital	Income (loss)	Net Income	Joint Ventures	Total
Balances, December 31, 2024	$20,698	$335,539	$208	$(49,020)	$1,150	$308,575
Cash distributions — common stock ($.45 per share)	—	—	—	(9,804)	—	(9,804)
Compensation expense — restricted stock and RSUs	—	1,346	—	—	—	1,346
Shares issued through dividend reinvestment plan	7	180	—	—	—	187
Restricted stock vesting	139	(139)	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	(63)	(63)
Net income	—	—	—	4,155	14	4,169
Other comprehensive loss	—	—	(78)	—	—	(78)
Balances, March 31, 2025	20,844	336,926	130	(54,669)	1,101	304,332
Cash distributions — common stock ($.45 per share)	—	—	—	(9,701)	—	(9,701)
Compensation expense — restricted stock and RSUs	—	1,296	—	—	—	1,296
Shares issued through dividend reinvestment plan	8	181	—	—	—	189
Restricted stock vesting	2	(2)	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	(1,712)	(1,712)
Net income	—	—	—	8,431	987	9,418
Other comprehensive loss	—	—	(58)	—	—	(58)
Balances, June 30, 2025	20,854	338,401	72	(55,939)	376	303,764
Cash Distributions – common stock ($.45 per share)	—	—	—	(9,841)	—	(9,841)
Compensation expense – restricted stock and RSUs	—	1,399	—	—	—	1,399
Shares issued through dividend reinvestment plan	7	172	—	—	—	179
Restricted stock unit vesting	37	(37)	—	—	—	—
Distributions to non-controlling interests	—	—	—	—	(807)	(807)
Net income	—	—	—	10,478	627	11,105
Other comprehensive loss	—	—	(27)	—	—	(27)
Balances, September 30, 2025	$20,898	$339,935	$45	$(55,302)	$196	$305,772

See accompanying notes to consolidated financial statements.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued on Next Page)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$23,009	$24,692
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate, net	(18,196)	(16,712)
Impairment losses	1,564	1,300
Increase in net amortization and write-off of unbilled rental income	(1,241)	(1,148)
Amortization and write-off of intangibles relating to leases, net	(1,341)	(761)
Amortization of restricted stock and RSU compensation expense	3,908	4,041
Depreciation and amortization	25,339	20,070
Amortization and write-off of deferred financing costs	918	751
Payment of leasing commissions	(989)	(382)
Equity in loss (earnings) of unconsolidated joint ventures included in other income	6	(100)
Equity in earnings from sale of unconsolidated joint venture properties	—	(991)
Distributions of earnings from unconsolidated joint ventures	—	1,444
Increase in escrow, deposits, other assets and receivables	(1,585)	(28)
Increase in accrued expenses and other liabilities	522	921
Net cash provided by operating activities	31,914	33,097

Cash flows from investing activities:
Purchase of real estate	(69,285)	(112,925)
Improvements to real estate	(2,419)	(3,117)
Net proceeds from sale of real estate	41,319	47,395
Net proceeds from repayment of loan receivable	—	1,816
Distributions of capital from unconsolidated joint venture included in other assets	197	1,546
Net cash used in investing activities	(30,188)	(65,285)

Cash flows from financing activities:
Proceeds from mortgage financings	44,002	66,121
Repayments of mortgage financings	(19,916)	(19,741)
Scheduled amortization payments of mortgages payable	(8,212)	(8,255)
Proceeds from bank line of credit	52,000	20,800
Repayments on bank line of credit	(42,000)	(20,800)
Issuance of shares through dividend reinvestment plan	412	555
Payment of financing costs	(1,647)	(726)
Distributions to non-controlling interests	(25)	(2,582)
Cash distributions to common stockholders	(20,182)	(29,269)
Net cash provided by financing activities	4,432	6,103

Net increase (decrease) in cash, cash equivalents and restricted cash	6,158	(26,085)
Cash, cash equivalents and restricted cash at beginning of year	15,084	45,481
Cash, cash equivalents and restricted cash at end of period	$21,242	$19,396

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$20,303	$16,497
Supplemental disclosure of non-cash investing activity:
Purchase accounting allocation - intangible lease assets	$6,493	$9,781
Purchase accounting allocation - intangible lease liabilities	(1,427)	(1,155)
Supplemental disclosure of non-cash financing activity:
Distributions to common stockholders from other assets	$(9,599)	$—

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(Unaudited) (Continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows:

	Nine Months Ended
	September 30,
	2026	2025
Cash and cash equivalents	$20,117	$18,800
Restricted cash included in escrow, deposits and other assets and receivables	1,125	596
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	$21,242	$19,396

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2026

NOTE 1 – ORGANIZATION AND BACKGROUND

One Liberty Properties, Inc. (“OLP”) was incorporated in 1982 in Maryland. OLP is a self-administered and self-managed real estate investment trust (“REIT”). OLP acquires, owns and manages a geographically diversified portfolio consisting primarily of industrial properties. As of September 30, 2026, OLP owns 108 properties, including one property owned by a consolidated joint venture. The 108 properties are located in 33 states.

NOTE 2 – SUMMARY ACCOUNTING POLICIES

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and related notes included in OLP’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

SEPTEMBER 30, 2026 (CONTINUED)

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

Reclassifications

Certain amounts previously reported in the consolidated financial statements have been reclassified in the accompanying consolidated financial statements to conform to the current year’s presentation. The Company reclassified certain amounts so that it presents, as it does for the three and nine months ended September 30, 2026, (i) equity in earnings of unconsolidated joint ventures as part of Other income on the consolidated statements of income for the three and nine months ended September 30, 2025, and (ii) investment in unconsolidated joint ventures as part of Escrow, deposits, and other assets and receivables on the consolidated balance sheet for the year ended December 31, 2025.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2026 (CONTINUED)

NOTE 3 – LEASES (CONTINUED)

The components of lease revenues are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Fixed lease revenues	$21,751	$19,555	$65,701	$59,177
Variable lease revenues	4,502	3,984	13,523	12,482
Lease revenues (a)	$26,253	$23,539	$79,224	$71,659
(a)	Excludes amortization related to lease intangible assets and liabilities of $349 and $1,341 for the three and nine months ended September 30, 2026, respectively, and $232 and $761 for the three and nine months ended September 30, 2025, respectively.

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

On a quarterly basis, the Company assesses the collectability of substantially all lease payments due by, among other things, reviewing the tenant’s payment history or financial condition. Changes to collectability are recognized as a current period adjustment to rental revenue. As of September 30, 2026, the Company has assessed the collectability of all recorded lease revenues as probable.

Minimum Future Rents

As of September 30, 2026, the minimum future contractual rents to be received on non-cancellable operating leases are included in the table below (amounts in thousands). The minimum future contractual rents do not include (i) straight-line rent or amortization of lease intangibles or incentives and (ii) variable lease payments as described above.

From October 1 – December 31, 2026	$21,440
For the year ending December 31,
2027	83,242
2028	74,156
2029	61,862
2030	50,162
2031	35,736
Thereafter	58,021
Total	$384,619

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2026 (CONTINUED)

NOTE 3 – LEASES (CONTINUED)

Lessee Accounting

Ground Lease

The Company is a lessee under a ground lease in Greensboro, North Carolina, which is classified as an operating lease. The ground lease expires March 3, 2030 and provides for up to three, five-year renewal options and one seven-month renewal option. As of September 30, 2026, the remaining lease term is 3.4 years. The Company recognized lease expense related to this ground lease of $122,000 and $366,000 for each of the three and nine months ended September 30, 2026 and 2025, respectively, which is included in Real estate expenses on the consolidated statements of income.

Office Lease

The Company is a lessee under a corporate office lease in Great Neck, New York, which is classified as an operating lease. The lease expires December 31, 2031 and provides for a five-year renewal option. As of September 30, 2026, the remaining lease term, including the renewal option deemed exercised, is 10.3 years. The Company recognized lease expense related to this office lease of $14,000 and $42,000 for each of the three and nine months ended September 30, 2026 and 2025, respectively, which is included in General and administrative expenses on the consolidated statements of income.

Minimum Future Lease Payments

As of September 30, 2026, the minimum future lease payments related to these operating leases are as follows (amounts in thousands):

From October 1 – December 31, 2026	$157
For the year ending December 31,
2027	629
2028	630
2029	692
2030	180
2031	55
Thereafter	301
Total undiscounted cash flows	$2,644
Present value discount	(402)
Lease liability	$2,242

The lease liability is included in Accrued expenses and other liabilities on the consolidated balance sheet.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2026 (CONTINUED)

NOTE 4 – REAL ESTATE ACQUISITIONS

Acquisitions

The following table details the Company’s real estate asset acquisitions during the nine months ended September 30, 2026 (amounts in thousands):

		Contract	Mortgage Terms on Acquired Property				Capitalized
		Purchase	Amount of		Interest	Year of	Transaction
Description of Industrial Property	Date Acquired	Price	Debt		Rate	Maturity	Costs
Mondelez Global LLC
Greensboro, North Carolina	January 29, 2026	$7,700	$4,047	(a)	5.53%	2033	$38
Mondelez Global LLC
West Columbia, South Carolina	January 29, 2026	6,600	3,656	(a)	5.53%	2033	33
Mondelez Global LLC
Omaha, Nebraska	January 29, 2026	6,900	3,808	(a)	5.53%	2033	38
Mondelez Global LLC
Birmingham, Alabama	January 29, 2026	5,600	—		—	—	45
ABC Supply Interiors, Inc.
Oklahoma City, Oklahoma	January 29, 2026	2,800	1,581	(a)	5.53%	2033	40
ABC Supply Interiors, Inc.
Spanish Fork, Utah	January 29, 2026	4,000	2,686	(a)	5.53%	2033	48
Husqvarna U.S. Holding, Inc.
Blythewood, South Carolina (b)	January 29, 2026	15,500	10,500	(c)	5.40%	2031	39
Bimbo Bakeries, Inc.
Richland, Mississippi	January 29, 2026	2,100	1,224	(a)	5.53%	2033	39
HABE USA, Inc.
Richland, Mississippi	January 29, 2026	2,000	—		—	—	33
Owens & Minor Distribution, Inc.
Richland, Mississippi	January 29, 2026	3,500	—		—	—	34
Land and improvements
Blythewood, South Carolina (b)	April 30, 2026	800	—		—	—	34
Pratt, Inc.
Ocala, Florida	September 23, 2026	11,300	—		—	—	64
Totals for the nine months ended September 30, 2026		$68,800	$27,502				$485

(a)	These new mortgages were obtained simultaneously with the acquisition of such properties and are cross-defaulted.
(b)	The properties are adjacent to one another.
(c)	This new mortgage debt was obtained subsequent to the acquisition of such property.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2026 (CONTINUED)

NOTE 4 – REAL ESTATE ACQUISITIONS (CONTINUED)

The following table details the Company’s purchase price allocations on the real estate asset acquisitions during the nine months ended September 30, 2026 (amounts in thousands):

						Rate (a)
		Building &	Intangible Lease			Market
Description of Industrial Property	Land	Improvements	Asset	Liability	Total	Cap	Discount
Mondelez Global LLC
Greensboro, North Carolina	$871	$6,271	$859	$(263)	$7,738	5.75%	7.25%
Mondelez Global LLC
West Columbia, South Carolina	501	5,631	805	(304)	6,633	5.75%	7.25%
Mondelez Global LLC
Omaha, Nebraska	1,707	4,719	897	(385)	6,938	6.25%	7.75%
Mondelez Global LLC
Birmingham, Alabama	698	4,759	188	—	5,645	5.75%	7.25%
ABC Supply Interiors, Inc.
Oklahoma City, Oklahoma	618	1,864	358	—	2,840	6.75%	8.25%
ABC Supply Interiors, Inc.
Spanish Fork, Utah	1,432	2,384	463	(231)	4,048	5.75%	7.25%
Husqvarna U.S. Holding, Inc.
Blythewood, South Carolina	526	14,807	206	—	15,539	5.75%	7.25%
Bimbo Bakeries, Inc.
Richland, Mississippi	578	1,232	329	—	2,139	9.00%	10.50%
HABE USA, Inc.
Richland, Mississippi	279	1,483	341	(70)	2,033	9.00%	10.50%
Owens & Minor Distribution, Inc.
Richland, Mississippi	435	2,613	543	(57)	3,534	8.75%	10.25%
Land and improvements
Blythewood, South Carolina	792	42	—	—	834	n/a	n/a
Pratt, Inc.
Ocala, Florida	2,620	7,357	1,504	(117)	11,364	7.10%	7.02%
Totals for the nine months ended September 30, 2026	$11,057	$53,162	$6,493	$(1,427)	$69,285
(a)	The fair value of tangible assets and lease-related intangibles were assessed as of the acquisition date using an income approach and estimated cash flow projections which utilize an appropriate market capitalization rate and discount rate which are categorized as Level 3 unobservable inputs in the fair value hierarchy (as defined in Note 10).

Acquisition Contract

On September 30, 2026, the Company entered into a contract, as amended, to purchase for $34,000,000 a 277,117 square foot portfolio comprised of four industrial properties located in the Milwaukee, Wisconsin MSA and leased to seven tenants. The Company anticipates (i) financing this purchase with new mortgage debt of $20,550,000 bearing an interest rate of 6.36% and maturing in 2031 and (ii) the closing will occur during the three months ending December 31, 2026.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2026 (CONTINUED)

NOTE 5 – SALES OF PROPERTIES, PROPERTIES HELD-FOR-SALE AND IMPAIRMENT LOSSES

Sales of Properties

The following table details the Company’s sales of real estate during the nine months ended September 30, 2026 and 2025 (amounts in thousands):

			Gross		Gain (Loss) on Sale
Description of Property	City, State	Date Sold	Sales Price		of Real Estate, Net
Vacant retail property	Cary, North Carolina	March 13, 2026	$6,000		$2,518
Havertys retail property	Newport News, Virginia	March 31, 2026	4,200		1,358
Advance Auto Parts retail property	South Euclid, Ohio	April 16, 2026	1,483		118
Multi-tenant retail property	Champaign, Illinois	May 5, 2026	7,498		3,326
Multi-tenant retail property	El Paso, Texas	June 1, 2026	17,500		9,989
Men's Wearhouse retail property	Monroeville, Pennsylvania	July 28, 2026	2,050		887
TVI, Inc. retail property	Chicago, Illinois	September 30, 2026	5,700		—	(a)
Totals for the nine months ended September 30, 2026			$44,431	(b)	$18,196	(c)

Land and improvements (d)	Lakewood, Colorado	January 16, 2025	$400		$(44)	(d)
Hooters restaurant property	Concord, North Carolina	January 21, 2025	3,253		1,154
Multi-tenant retail stores (d)	Lakewood, Colorado	June 23, 2025	17,900		3,276	(d)
Total Wine retail property	Greensboro, North Carolina	June 25, 2025	4,709		2,232
La-Z-Boy retail property	Gurnee, Illinois	June 27, 2025	4,368		1,023
Land parcel (d)	Lakewood, Colorado	July 15, 2025	3,457		2,849	(d)
Office Depot retail property	Eugene, Oregon	August 1, 2025	6,000		2,497
Blue Pearl Veterinary hospital	Newark, Delaware	September 8, 2025	6,774		3,236
Vacant retail property	Bolingbrook, Illinois	September 25, 2025	2,600		489
Totals for the nine months ended September 30, 2025			$49,461	(e)	$16,712	(f)
(a)	See discussion below regarding impairment losses recognized in connection with the sale of this property.
(b)	In connection with these sales, the Company paid off mortgages in an aggregate of $9,066.
(c)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $643 of unbilled rent receivables, $172 of net unamortized intangible lease assets and liabilities and $532 of other assets and receivables.
(d)	These parcels were part of a property which was owned by a consolidated joint venture in which the Company held a 90% interest. The non-controlling interest’s share of the net gain on these sales was $1,609.
(e)	In connection with these sales, the Company paid off mortgages in an aggregate of $6,773.
(f)	As a result of these sales, the Company wrote-off, as a reduction to Gain on sale of real estate, net, an aggregate of $1,125 of unbilled rent receivables, $67 of net unamortized intangible lease assets and liabilities and $703 of other assets and receivables.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2026 (CONTINUED)

NOTE 5 – SALES OF PROPERTIES, PROPERTIES HELD-FOR-SALE AND IMPAIRMENT LOSSES (CONT’D)

Properties Held-for-Sale

In July 2026, the Company entered into contracts to sell the following properties which were classified as Properties held-for-sale on the consolidated balance sheet as of September 30, 2026 (amounts in thousands):

				Gross	Estimated Gain
				Sales	on Sale of Real
Description of Property	City, State	Held-for-Sale (a)	Date Sold	Price	Estate, net (b)
Office Depot retail property	El Paso, Texas	August 24, 2026	October 21, 2026	$4,308	$1,600
HD Supply & Archway Roofing industrial properties	Louisville, Kentucky	September 11, 2026	October 20, 2026	9,163	4,280

(a)	The Company has determined the held-for-sale criteria has been met as the buyers’ right to terminate the contracts without penalty expired on these dates.
(b)	Such estimated gains are anticipated to be recognized as Gain on sale of real estate, net, in the consolidated statement of income for the year ending December 31, 2026.

At September 30, 2026, the Company classified the aggregate $7,419,000 net book values of the El Paso, Texas and Louisville, Kentucky properties’ lands, buildings, improvements and unamortized balances of unbilled rent receivables and other assets as Properties held-for-sale in the accompanying consolidated balance sheet.

Sales subsequent to September 30, 2026

In August 2026 and October 2026, the Company entered into contracts to sell the following properties:

				Gross	Estimated Gain
				Sales	on Sale of Real
Description of Property	City, State	Held-for-Sale (a)	Date Sold	Price	Estate, net (b)
Havertys retail property	Austin, Texas	October 2, 2026	November 2, 2026	$6,550	$1,008
Havertys retail property	Amarillo, Texas	October 8, 2026	October 28, 2026	5,050	1,760
(a)	The Company has determined the held-for-sale criteria has been met as the buyers’ right to terminate the contracts without penalty expired on these dates.
(b)	Such estimated gains are anticipated to be recognized as Gain on sale of real estate, net, in the consolidated statement of income for the year ending December 31, 2026.

Impairment losses

During the three and nine months ended September 30, 2026, the Company recognized impairment losses of $1,422,000 and $1,564,000, respectively, on the consolidated statements of income as it re-measured the net book value of a property located in Chicago, Illinois to its fair value. The Company determined the fair value based on the executed contract of sale and estimated net sales price which were determined to be Level 3 unobservable inputs in the fair value hierarchy (as discussed in Note 10). The property was sold on September 30, 2026.

During the three and nine months ended September 30, 2025, the Company recognized an impairment loss on the consolidated statements of income of $1,300,000, as it re-measured the net book value of a property located in Beachwood, Ohio to its fair value. The Company determined the fair value based on the estimated net sales price for the property which was determined to be a Level 3 unobservable input in the fair value hierarchy (as discussed in Note 10). The property was subsequently sold in November 2025.

Sale of Unconsolidated Joint Venture Properties

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2026 (CONTINUED)

NOTE 6 – DEBT OBLIGATIONS

Mortgages Payable

The following table details the Mortgages payable, net, balances per the consolidated balance sheets (amounts in thousands):

	September 30,	December 31,
	2026	2025
Mortgages payable, gross	$538,375	$522,501
Unamortized deferred financing costs	(4,537)	(4,629)
Unamortized mortgage intangible assets	(427)	(530)
Mortgages payable, net	$533,411	$517,342

The following table sets forth, as of September 30, 2026, scheduled principal repayments with respect to the Company’s mortgage debt (amounts in thousands):

	For the Three
	Months Ending	For the Years Ending
	December 31,	December 31,
	2026	2027	2028	2029	2030	Thereafter	Total
Amortization payments	$2,812	$10,279	$9,654	$7,601	$6,640	$24,512	$61,498
Principal due at maturity	—	38,525	30,155	79,386	71,429	257,382	476,877
Total	$2,812	$48,804	$39,809	$86,987	$78,069	$281,894	$538,375

Line of Credit

On July 31, 2026, the Company replaced and entered into a new credit facility with its lenders, Manufacturers and Traders Trust Company (“M&T Bank”) and Valley National Bank. The facility provides that subject to borrowing base requirements, the Company can borrow up to $100,000,000 for general corporate purposes. The facility is scheduled to mature on December 31, 2029, subject to a built-in right to extend such maturity to December 31, 2030, upon satisfaction of certain conditions. The facility is guaranteed by subsidiaries of the Company that own unencumbered properties and the Company is required to pledge to the lenders the equity interests in such subsidiaries. In connection with this new facility, the Company incurred a $750,000 commitment fee which will be amortized over the remaining term of the facility.

The facility (i) bears interest equal to 30-day SOFR plus an applicable margin, which ranges from 175 basis points to 250 basis points depending on the ratio of the Company’s total debt to total value (as calculated pursuant to the facility), (ii) has an unused facility fee ranging from 0.20% to 0.25% per annum on the difference between the outstanding loan balance and $100,000,000 and (iii) generally requires the net proceeds received from the sale, financing or refinancing of properties to be used to repay amounts outstanding under the facility.

At September 30, 2026 and 2025, the (i) applicable margin was 175 basis points and (ii) Company was in compliance with all covenants. For the nine months ended September 30, 2026 and 2025, the weighted average interest rate was approximately 5.42% and 6.07%, respectively.

At September 30, 2026 and December 31, 2025, the Company’s facility had (i) $10,000,000 and $0, respectively, outstanding, (ii) $82,850,000 and $100,000,000, respectively, available to be borrowed and (iii) $1,002,000 and $183,000, respectively, of unamortized deferred financing costs which are included in Escrow, deposits and other assets and receivables on the consolidated balance sheets.

At October 30, 2026, the Company’s facility had (i) no balance outstanding, (ii) approximately $83,820,000 available to be borrowed and (iii) an interest rate of 5.67%.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2026 (CONTINUED)

NOTE 7 – CONSOLIDATED JOINT VENTURE AND VARIABLE INTEREST ENTITY

As of September 30, 2026, the Company has one consolidated joint venture in which it holds a 95% interest. The Company has determined that (i) this joint venture is a VIE because the non-controlling interest does not hold substantive kick-out or participating rights and (ii) it is the primary beneficiary of this VIE as it has the power to direct the activities that most significantly impact the joint venture’s performance including management, approval of expenditures, and the obligation to absorb the losses or rights to receive benefits. Accordingly, the Company consolidates the operations of this VIE for financial statement purposes. The VIE’s creditors do not have recourse to the assets of the Company other than those held by the joint venture.

The following is a summary of the consolidated VIE’s carrying amounts and classification in the Company’s consolidated balance sheets, none of which are restricted (amounts in thousands):

	September 30,	December 31,
	2026	2025
Land	$3,815	$3,815
Building and improvements, net of accumulated depreciation of $3,439 and $3,215, respectively	6,108	6,332
Cash	278	315
Unbilled rent receivable	154	138
Escrow, deposits and other assets and receivables	213	184
Mortgage payable, net of unamortized deferred financing costs of $31 and $45, respectively	6,893	7,143
Accrued expenses and other liabilities	147	73
Non-controlling interest in consolidated joint venture	187	194

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2026 (CONTINUED)

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock Dividend

On September 16, 2026, the Board of Directors declared a quarterly cash dividend of $0.45 per share on the Company’s common stock, totaling approximately $9,855,000. The quarterly dividend was paid on October 6, 2026 to stockholders of record at the close of business on September 28, 2026.

Dividend Reinvestment Plan

The Company’s Dividend Reinvestment Plan (the “DRP”), among other things, provides stockholders with the opportunity to reinvest all or a portion of their cash dividends paid on the Company’s common stock in additional shares of its common stock, at a discount, determined in the Company’s sole discretion, of up to 5% from the market price (as such price is calculated pursuant to the DRP). The discount is currently being offered at 3%. Under the DRP, the Company issued approximately 6,000 shares and 19,000 shares of common stock during the three and nine months ended September 30, 2026, respectively, and 7,000 shares and 22,000 shares of common stock during the three and nine months ended September 30, 2025, respectively.

Stock Repurchase Program

The Board of Directors authorized a repurchase program pursuant to which the Company can repurchase shares of its common stock in open-market, through privately negotiated transactions or otherwise. No shares were repurchased by the Company during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, the Company is authorized to repurchase approximately $8,082,000 of shares of common stock.

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

The following details the shares subject to awards that are outstanding under the Plans as of September 30, 2026:

	Restricted Stock	RSUs	Totals
2025 Incentive Plan	154,395	181,825	336,220
2022 Incentive Plan (a)	445,850	87,500	533,350
2019 Incentive Plan (a)	143,825	—	143,825
Totals	744,070	269,325	1,013,395
(a)	No additional awards may be granted under such plans.

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

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2026 (CONTINUED)

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

RSUs

The following table reflects the activities involving RSUs:

	2026 Grant (a)	2025 Grant	2024 Grant		2023 Grant		2022 Grant
RSUs granted (b)	90,750	91,075	88,250		85,250		85,350
RSUs vested	—	—	—		75,430	(c)	36,704	(d)
RSUs forfeited	—	—	750	(e)	9,820	(f)	48,646	(g)
RSUs outstanding	90,750	91,075	87,500		—		—
Vesting date (h)(i)	6/30/2029	6/30/2028	6/30/2027		6/30/2026		6/30/2025

(a)	These shares were deemed granted in July 2026.
(b)	The shares underlying the RSUs are excluded from the shares shown as outstanding on the balance sheet until they have vested and been issued.
(c)	Such shares were issued in August 2026.
(d)	Such shares were issued in August 2025.
(e)	Such shares were forfeited in May 2025 as the recipient did not maintain a relationship with the Company during the applicable three-year performance cycle.
(f)	Of the 9,820 shares, (i) 9,070 shares were not earned and forfeited as of June 30, 2026 because the applicable performance conditions had not been satisfied and (ii) 750 shares were forfeited in May 2025 as the recipient did not maintain a relationship with the Company during the applicable three-year performance cycle.
(g)	Of the 48,646 shares, (i) 46,536 shares were not earned and forfeited as of June 30, 2025 because the applicable performance and market conditions had not been satisfied and (ii) 2,110 shares were forfeited in 2023 due to the retirement of an executive officer before the completion of the applicable three-year performance cycle
(h)	Generally, the recipient must maintain a relationship with the Company during the applicable three-year performance cycle.
(i)	RSUs vest upon satisfaction of metrics related to average annual total stockholder return (“TSR Metric”) and average annual return on capital (“ROC Metric”; together with the TSR Metric, the “Metrics”) and are issued to the extent the Compensation Committee determines that the Metrics with respect to the vesting of such shares have been satisfied.

The Metrics and other material terms and conditions of the RSUs are as follows:

			Performance Criteria (a)
Year RSU Granted	Metric	Weight	Minimum	Maximum
2023 - 2026 (b)(c)(d)	ROC Metric (e)	50%	Average annual of at least 6.0%	Average annual of at least 8.75%
	TSR Metric (f)	50%	Average annual of at least 6.0%	Average annual of at least 11.0%
(a)	If the Metrics fall between the applicable minimum and maximum performance criteria, a pro-rata portion of such units (as calculated pursuant to the applicable award agreement), as applicable, vest.
(b)	The RSUs are not entitled to voting rights.
(c)	Upon vesting, the holders of such RSUs receive an amount equal to the dividends that would have been paid on the underlying shares had such shares been outstanding during the three-year performance cycle. As of September 30, 2026 and December 31, 2025, the Company accrued an aggregate of $395,000 and $474,000 of dividend equivalents, respectively, for the unvested RSUs based on the number of shares, underlying such RSUs, that would have been issued using performance and market assumptions determined at such dates.
(d)	In August 2026, the Company paid the holders of the RSUs granted in 2023 an aggregate of approximately $407,000 with respect to the dividend equivalent rights on the vested 75,430 shares.
(e)	The ROC Metrics meet the definition of a performance condition. Fair value is based on the market value on the date of grant. For ROC Awards, the Company does not recognize expense when performance conditions are not expected to be met; such performance assumptions are re-evaluated quarterly.
(f)	The TSR Metrics meet the definition of a market condition. A third-party appraiser prepares a Monte Carlo simulation pricing model to determine the fair value of such awards, which is recognized ratably over the three-year service period. For the 2026 TSR awards, the per unit or share fair value was estimated using the following assumptions: an expected life of three years, a dividend rate of 7.30%, a risk-free interest rate of 3.99% - 4.33% and an expected volatility of 17.44% - 21.54%.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2026 (CONTINUED)

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

As of September 30, 2026, based on performance and market assumptions, the fair value of the RSUs granted in 2026, 2025 and 2024 is $1,348,000, $1,415,000 and $1,498,000, respectively. Recognition of such deferred compensation will be charged to General and administrative expense over the respective three-year performance cycles.

The following is a summary of the activity of the Plans:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Restricted stock:
Number of shares granted	—	—	161,285	154,390
Average per share grant price	$—	$—	$21.17	$25.52
Deferred compensation to be recognized over vesting period	$—	$—	$3,414,000	$3,940,000

Number of non-vested shares:
Non-vested beginning of the period	744,250	738,695	728,795	727,140
Grants	—	—	161,285	154,390
Vested during the period	—	—	(145,830)	(140,800)
Forfeitures	(180)	—	(180)	(2,035)
Non-vested end of the period	744,070	738,695	744,070	738,695

RSUs:
Number of underlying shares granted	90,750	91,075	90,750	91,075
Average per share grant price	$24.82	$24.05	$24.82	$24.05
Deferred compensation to be recognized over vesting period	$1,348,000	$1,304,000	$1,348,000	$1,304,000

Number of non-vested shares:
Non-vested beginning of the period	178,575	172,000	263,075	256,740
Grants	90,750	91,075	90,750	91,075
Vested during the period	—	—	(75,430)	(36,704)
Forfeitures	—	—	(9,070)	(48,036)
Non-vested end of the period	269,325	263,075	269,325	263,075

Restricted stock and RSU grants (based on grant price):
Weighted average per share value of non-vested shares	$24.77	$24.33	$24.77	$24.33
Value of stock vested during the period	$—	$—	$4,505,000	$4,922,000
Weighted average per share value of shares forfeited during the period	$22.76	$—	$20.37	$26.22

Total charge to operations:
Outstanding restricted stock grants	$920,000	$957,000	$2,879,000	$2,820,000
Outstanding RSUs	474,000	442,000	1,029,000	1,221,000
Total charge to operations	$1,394,000	$1,399,000	$3,908,000	$4,041,000

As of September 30, 2026, total compensation costs of $7,928,000 and $2,443,000 related to non-vested restricted stock awards and RSUs, respectively, have not yet been recognized. These compensation costs will be charged to General and administrative expense over the remaining respective vesting periods. The weighted average remaining vesting period is 2.3 years for the restricted stock and 1.8 years for the RSUs. The Company recognizes the effect of forfeitures on restricted stock awards and RSUs when they occur, and previously recognized compensation expense is reversed in the period the grant or unit is forfeited.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2026 (CONTINUED)

NOTE 9 – EARNINGS PER COMMON SHARE

Basic earnings per share was determined by dividing net income allocable to common stockholders for each period by the weighted average number of shares of common stock outstanding during the applicable period. Net income is also allocated to the unvested restricted stock outstanding during each period, as the restricted stock is entitled to receive dividends and is therefore considered a participating security. As of September 30, 2026, the shares of common stock underlying the RSUs (see Note 8) are excluded from the basic earnings per share calculation, as these units are not participating securities until they vest and are issued.

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

The following table provides a reconciliation of the numerator and denominator of earnings per share calculations (amounts in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator for basic and diluted earnings per share:
Net income	$1,104	$11,105	$23,009	$24,692
Deduct net income attributable to non-controlling interests	(8)	(627)	(18)	(1,628)
Deduct earnings allocated to unvested restricted stock (a)	(335)	(358)	(1,004)	(999)
Net income available for common stockholders: basic and diluted	$761	$10,120	$21,987	$22,065

Denominator for basic earnings per share:
Weighted average number of common shares outstanding	21,126	20,883	21,085	20,852
Effect of dilutive securities: RSUs	42	63	56	64
Denominator for diluted earnings per share:
Weighted average number of shares	21,168	20,946	21,141	20,916

Earnings per common share: basic	$.04	$.48	$1.04	$1.06
Earnings per common share: diluted	$.04	$.48	$1.04	$1.05
(a)	Represents an allocation of distributed earnings to unvested restricted stock that, as participating securities, are entitled to receive dividends.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2026 (CONTINUED)

NOTE 9 – EARNINGS PER COMMON SHARE (CONTINUED)

The following table identifies the number of shares of common stock underlying the RSUs that are included in the calculation, on a diluted basis, for such periods:

As of September 30, 2026:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
July 1, 2026 (c)	90,750	21,217	—	21,217	69,533
July 1, 2025 (c)	91,075	37,657	—	37,657	53,418
July 16, 2024 (c)	87,500	32,023	—	32,023	55,477
Totals	269,325	90,897	—	90,897	178,428

As of September 30, 2025:
	Total Number	Shares Included Based on (a)
	of Underlying	Return on	Stockholder		Shares
Date of Award	Shares	Capital Metric	Return Metric	Total	Excluded (b)
July 1, 2025 (c)	91,075	33,824	—	33,824	57,251
July 16, 2024 (c)	87,500	28,103	—	28,103	59,397
July 1, 2023 (d)	84,500	26,931	38,702	65,633	18,867
Totals	263,075	88,858	38,702	127,560	135,515
(a)	Reflects the number of shares underlying RSUs that would be issued assuming the measurement date used to determine whether the applicable conditions are satisfied is September 30 of the applicable period.
(b)	Excluded as the applicable conditions had not been met for these shares at the applicable measurement dates.
(c)	The RSUs awarded in 2026, 2025 and 2024 vest, subject to satisfaction of the applicable market and/or performance conditions, as of June 30, 2029, 2028 and 2027, respectively (see Note 8).
(d)	With respect to the RSUs awarded in 2023, 75,430 shares were deemed to have vested and the balance of 9,070 shares were forfeited as of June 30, 2026. The vested shares were issued in August 2026 (see Note 8).

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2026 (CONTINUED)

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

The carrying amounts of cash and cash equivalents, escrow, deposits and other assets and receivables, dividends payable, and accrued expenses and other liabilities, are not measured at fair value on a recurring basis but are considered to be recorded at amounts that approximate fair value.

The fair value and carrying amounts of the Company’s mortgages payable are as follows (dollars in thousands):

	September 30,	December 31,
	2026	2025
Fair value of mortgages payable (a)	$513,088	$517,660
Carrying value of mortgages payable, gross	$538,375	$522,501
Fair value less than the carrying value	$(25,287)	$(4,841)
Blended market interest rate (a)	6.51%	5.44%
Weighted average interest rate	4.98%	4.88%
Weighted average remaining term to maturity (years)	5.3	5.8
(a)	Estimated using unobservable inputs such as available market information and discounted cash flow analysis based on borrowing rates the Company believes it could obtain with similar terms and maturities. These fair value measurements fall within Level 3 of the fair value hierarchy.

At September 30, 2026, the $10,000,000 carrying amount of the Company’s line of credit approximates its fair value as the line of credit has a variable interest rate and approximates market rates.

Fair Value on a Non-Recurring Basis

Non-financial assets measured at fair value on a non-recurring basis in the consolidated financial statements consist of former properties located in (a) Chicago, Illinois for which the Company had recorded impairment losses of $1,422,000 and $1,564,000 during the three and nine months ended September 30, 2026, respectively, and (b) Beachwood, Ohio, for which the Company recorded an impairment loss of $1,300,000 for the three and nine months ended September 30, 2025 (as discussed in Note 5). The Company determined the fair values for the properties based on an executed sales contract and estimated net sales prices which were determined to be Level 3 inputs in the fair value hierarchy.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2026 (CONTINUED)

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

In consideration for the Services, the Company paid Majestic $951,000 and $2,889,000 for the three and nine months ended September 30, 2026, respectively, and $925,000 and $2,719,000 for the three and nine months ended September 30, 2025, respectively. Included in these amounts are fees for property management services of $423,000 and $1,306,000 for the three and nine months ended September 30, 2026, respectively, and $428,000 and $1,225,000 for the three and nine months ended September 30, 2025, respectively. The amounts paid for property management services are based on 1.5% and 2.0% of the rental payments (including tenant reimbursements) actually received by the Company from net lease tenants and operating lease tenants, respectively. The Company does not pay Majestic for property management services with respect to properties managed by third parties. The Company also paid Majestic, pursuant to the C&SA, $92,000 and $276,000 for the three and nine months ended September 30, 2026, respectively, and $87,000 and $262,000 for the three and nine months ended September 30, 2025, respectively, for the Company’s share of all direct office expenses, including rent, telephone, postage, computer services, internet usage and supplies.

Executive officers and others providing services to the Company under the C&SA were awarded shares of restricted stock and RSUs under the Company’s stock incentive plans (described in Note 8). The related expense charged to the Company’s operations was $650,000 and $1,758,000 for the three and nine months ended September 30, 2026, respectively, and $683,000 and $1,962,000 for the three and nine months ended September 30, 2025, respectively.

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

The Company obtains its property insurance in conjunction with Gould Investors L.P. (“Gould Investors”), a related party, and reimburses Gould Investors annually for the Company’s insurance cost relating to its properties. Amounts reimbursed to Gould Investors were $3,186,000 and $3,042,000 during the nine months ended September 30, 2026 and 2025, respectively. Included in Real estate expenses on the consolidated statements of income is insurance expense of $1,016,000 and $2,298,000 for the three and nine months ended September 30, 2026, respectively, and $1,006,000 and $1,469,000 for the three and nine months ended September 30, 2025, respectively, of amounts reimbursed to Gould Investors in prior periods. The balance of amounts reimbursed to Gould Investors represents prepaid insurance and is included in Escrow, deposits and other assets and receivables on the consolidated balance sheets.

ONE LIBERTY PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2026 (CONTINUED)

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

Challenges and uncertainties facing the St. Louis Park, Minnesota property

As reported in our Annual Report on Form 10-K for the year ended December 31, 2025, we recorded an impairment charge of $3.3 million with respect to our retail property located at St. Louis Park, Minnesota. Approximately 75% of this property has been vacant since August 2025. Based on the lease in effect at October 1, 2026, we expect this property to generate rental income (excluding tenant reimbursements) of approximately $500,000 for 2026 and, in 2025, we generated $917,000 of rental income (excluding tenant reimbursements) from this property. We estimate that this property will incur unreimbursed real estate expenses of approximately $570,000 during the year ending December 31, 2026. We are pursuing the sale of this property and/or the lease of the vacant space and may be required to take additional impairment(s) with respect thereto.

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

We acquire, own and manage a geographically diversified portfolio consisting primarily of industrial properties (and in particular, warehouse and distribution facilities). As of September 30, 2026, we own 108 properties with approximately 12.3 million square feet (including 81 industrial properties with approximately 11.1 million square feet) located in 33 states. Based on square footage, our overall occupancy rate at September 30, 2026 is approximately 97.5% and the occupancy rate by property type is: 98.3% for our industrial properties, 87.6% for our retail properties and 100% for our other properties.

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

Our Base Rent is approximately $83.1 million; Base Rent represents the base rent payable to us during the twelve months ending September 30, 2027 under leases in effect at October 1, 2026 (excluding tenant reimbursements and after giving effect to any abatements, concessions, deferrals or adjustments). It excludes an aggregate of $1.6 million representing the Base Rent from two industrial and three retail properties which were sold in October 2026 and November 2026 (i.e., Louisville, Kentucky, El Paso, Texas, Amarillo, Texas and Austin, Texas).

The following table sets forth information about our properties by industry sector as of September 30, 2026:

	Number of	Number of	Building		Percentage of
Type of Property	Tenants	Properties	Square Feet	Base Rent (a)	Base Rent
Industrial	107	81	11,127,302	$71,565,000	86.1
Retail	29	22	891,011	7,816,000	9.4
Other (b)	4	5	250,435	3,736,000	4.5
	140	108	12,268,748	$83,117,000	100.0
(a)	Our base rent, as reported in our Quarterly Report on Form 10-Q for the period ended September 30, 2025 was $77.4 million.
(b)	Includes an office building, two theaters, a health and fitness center and a restaurant.

The following table sets forth scheduled expirations of leases at our properties as of September 30, 2026 for the years indicated below:

Lease Expirations (a)	Number of	Building		Percentage of
for the twelve months ending September 30,	Leases	Square Feet (b)	Base Rent	Base Rent
2027	21	1,078,202	$4,762,000	5.7
2028	24	1,484,336	10,078,000	12.1
2029	20	1,938,855	12,946,000	15.6
2030	27	1,631,697	11,973,000	14.4
2031	22	2,079,005	14,639,000	17.6
2032	22	2,005,926	13,190,000	15.9
2033	11	1,033,312	10,017,000	12.1
2034	5	207,607	2,132,000	2.6
2035	1	6,796	117,000	0.1
2036 and thereafter	4	501,996	3,263,000	3.9
	157	11,967,732	$83,117,000	100.0
(a)	Lease expirations assume tenants do not exercise existing renewal or termination options.
(b)	Excludes an aggregate of 301,016 square feet of vacant space.

Property Transactions During the Three Months Ended September 30, 2026 and Subsequent Thereto

Acquisitions

Property Acquisition During the Three Months Ended September 30, 2026

On September 23, 2026, we acquired a 100,000 square foot industrial building in Ocala, Florida for $11.3 million, and incurred $64,000 of transaction costs that were capitalized. The Company anticipates, in November 2026, financing this property with new mortgage debt of $6.7 million bearing an interest rate of 6.2% (interest only through maturity) and maturing in 2032. We estimate that for the three months ending December 31, 2026, the rental income (excluding variable lease revenues), depreciation and amortization expense and mortgage interest expense from this property will be $223,000, $134,000 and $66,000, respectively.

Acquisition Contract During the Three Months Ended September 30, 2026

On September 30, 2026, we entered into a contract to purchase for approximately $34.0 million a 277,117 square foot portfolio comprised of four industrial properties located in the Milwaukee, Wisconsin MSA. We anticipate financing this purchase with new mortgage debt of approximately $20.6 million bearing an interest rate of 6.36% (interest only through maturity) and maturing in 2031, and paying the balance of the purchase price from our available cash, including the net proceeds from property sales and, if needed, our line of credit. The properties are leased to seven tenants with a weighted average remaining lease term of approximately six years. We estimate the base rent in 2027 from these tenants will be approximately $2.3 million (with annual base rent increases ranging from 2.0% to 4.1%) and anticipate the closing will occur during the three months ending December 31, 2026.

Sales

Property Sales During the Three Months Ended September 30, 2026

We sold the following properties (dollars in thousands):

				Gain on
			Gross Sales	Sale of Real		Net Proceeds
Description of Property	City, State	Date Sold	Price	Estate, net		on Sale
Men's Wearhouse retail property	Monroeville, Pennsylvania	July 28, 2026	$2,050	$887		$1,942
TVI, Inc. retail property	Chicago, Illinois	September 30, 2026	5,700	—	(a)	4,247
			$7,750	$887		$6,189

(a)	During the three and nine months ended September 30, 2026, we recognized impairment losses of $1.4 million and $1.6 million, respectively, in connection with the sale of this property.

During the nine months ended September 30, 2026 and year ended December 31, 2025, these properties contributed $464,000 and $431,000 of rental income, net, $371,000 and $359,000 of operating expenses (including $91,000 and $83,000 of depreciation and amortization expense and excluding the impairment loss during the nine months ended September 30, 2026), and $0 and $53,000 of mortgage interest expense, respectively.

Property Sales Subsequent to September 30, 2026

We sold the following properties (dollars in thousands):

			Gross	Estimated Gain	Estimated
			Sales	on Sale of Real	Net Proceeds
Description of Property	City, State	Date Sold	Price	Estate, Net	on Sale
HD Supply & Archway Roofing industrial properties	Louisville, Kentucky	October 20, 2026	$9,163	$4,280	$9,138
Office Depot retail property	El Paso, Texas	October 21, 2026	4,308	1,600	4,158
Havertys retail property	Amarillo, Texas	October 28, 2026	5,050	1,760	4,891
Havertys retail property	Austin, Texas	November 2, 2026	6,550	1,008	6,349
			$25,071	$8,648	$24,536

During the nine months ended September 30, 2026 and year ended December 31, 2025, these properties contributed $1.7 million and $2.2 million of rental income, net, $638,000 and $867,000 of operating expenses (including $518,000 and $713,000 of depreciation and amortization expense), and $0 and $36,000 of mortgage interest expense, respectively.

Results of Operations

Total revenues

The following table compares total revenues for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Dollars in thousands)	2026	2025	(Decrease)	% Change	2026	2025	(Decrease)	% Change
Rental income, net	$26,602	$23,771	$2,831	11.9	$80,565	$72,420	$8,145	11.2
Lease termination fees	—	—	—	—	1,327	66	1,261	1,910.6
Total revenues	$26,602	$23,771	$2,831	11.9	$81,892	$72,486	$9,406	13.0

Rental income, net

The following table details the components of rental income, net, for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Dollars in thousands)	2026	2025	(Decrease)	% Change	2026	2025	(Decrease)	% Change
Acquisitions (a)	$5,570	$2,202	$3,368	153.0	$16,247	$5,277	$10,970	207.9
Dispositions (b)	169	830	(661)	(79.6)	1,425	5,048	(3,623)	(71.8)
Same store (c)	20,863	20,739	124	0.6	62,893	62,095	798	1.3
Rental income, net	$26,602	$23,771	$2,831	11.9	$80,565	$72,420	$8,145	11.2
(a)	Represents rental income from 25 properties acquired since January 1, 2025.
(b)	Represents rental income from 15 properties sold since January 1, 2025.
(c)	Represents rental income from 83 properties that were owned for the entirety of the periods presented.

Changes at same store properties

The changes in same store rental income during the three and nine months ended September 30, 2026 are due primarily to increases of:

-	$409,000 and $1.1 million, respectively, due to new tenants at several properties,
-	$195,000 and $958,000, respectively, from lease amendments and/or extensions at several properties, and

-	$303,000, in the nine months ended September 30, 2026, related to the write-off of a tenant’s unamortized intangible lease liability due to renewal options that were not exercised.

The increases were offset during the three and nine months ended September 30, 2026 by decreases in rental income of:

-	$518,000 and $1.4 million, respectively, from lease expirations at various properties, several of which we have entered into new leases with replacement tenants, and
-	$182,000, in the nine months ended September 30, 2026, from tenant reimbursements, primarily related to real estate tax expenses generally incurred during such period.

Lease termination fees

In March 2026, we recognized an aggregate of $1.3 million from two industrial tenants in lease buy-out transactions; we replaced such tenancies on economic terms more favorable to us than those of the terminating tenancies.

Operating Expenses

The following table compares operating expenses for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Dollars in thousands)	2026	2025	(Decrease)	% Change	2026	2025	(Decrease)	% Change
Operating expenses:
Depreciation and amortization	$8,311	$6,698	$1,613	24.1	$25,339	$20,070	$5,269	26.3
Real estate expenses	5,281	4,824	457	9.5	15,922	14,753	1,169	7.9
General and administrative	4,288	4,128	160	3.9	12,616	12,236	380	3.1
Impairment losses	1,422	1,300	122	9.4	1,564	1,300	264	20.3
State tax expense	30	29	1	3.4	210	2	208	10,400.0
Total operating expenses	$19,332	$16,979	$2,353	13.9	$55,651	$48,361	$7,290	15.1

Depreciation and amortization. The increases in the three and nine months ended September 30, 2026 are due primarily to $1.9 million and $6.3 million, respectively, from the properties acquired since January 1, 2025.

The increases were offset primarily by the inclusion, in the corresponding 2025 periods, of $305,000 and $996,000, respectively, from the properties sold since January 1, 2025.

Real estate expenses. The increases in the three and nine months ended September 30, 2026 are due primarily to $679,000 and $2.4 million, respectively, from the properties acquired since January 1, 2025.

The increases were offset primarily by the inclusion, in the corresponding 2025 periods, of $275,000 and $1.2 million, respectively, from the properties sold since January 1, 2025.

A substantial portion of real estate expenses is rebilled to tenants and is included in Rental income, net, on the consolidated statements of income. The portion of real estate expenses not reimbursed by our tenants was approximately $780,000 and $2.6 million for the three and nine months ended September 30, 2026, respectively, and $840,000 and $2.4 million for the three and nine months ended September 30, 2025, respectively.

General and administrative. The increase in the nine months ended September 30, 2026 is due primarily to increases of (i) $210,000 in payroll and payroll-related expenses related to higher compensation levels, (ii) $177,000 in professional fees and (iii) $103,000 payable pursuant to the compensation and services agreement. The increase was offset by a decrease in non-cash compensation expense of $133,000 related to reduced expectations as to the vesting of our RSUs.

Impairment losses. During the three and nine months ended September 30, 2026, we recorded impairment losses of $1.4 million and $1.6 million, respectively, at our former Chicago, Illinois property. During the three and nine months ended September 30, 2025, we recorded a $1.3 million impairment loss at our former Beachwood, Ohio property (see Note 5 to our consolidated financial statements).

State tax expense. During the nine months ended September 30, 2025, our state tax expense was offset by a $135,000 refund from Tennessee related to franchise taxes paid in 2023, as the state amended the method of calculating such taxes, resulting in an overpayment in such year.

Gain on sale of real estate, net

The following table compares gain on sale of real estate, net, for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Dollars in thousands)	2026	2025	(Decrease)	% Change	2026	2025	(Decrease)	% Change
Gain on sale of real estate, net	$887	$9,071	$(8,184)	(90.2)	$18,196	$16,712	$1,484	8.9

The following table lists the sold properties and the related gains (loss), net, for the periods indicated (see Note 5 to our consolidated financial statements):

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2026	2025	(Decrease)	Change	2026	2025	(Decrease)	Change
Retail property - Monroeville, Pennsylvania	$887	$—			$887	$—
Retail property - Chicago, Illinois (a)	—	—			—	—
Multi-tenant retail property - El Paso, Texas	—	—			9,989	—
Multi-tenant retail property - Champaign, Illinois	—	—			3,326	—
Retail property - South Euclid, Ohio	—	—			118	—
Retail property - Newport News, Virginia	—	—			1,358	—
Vacant retail property - Cary, North Carolina	—	—			2,518	—
Land parcel - Lakewood, Colorado (b)	—	2,849			—	2,849
Retail property - Eugene, Oregon	—	2,497			—	2,497
Veterinary hospital - Newark, Delaware	—	3,236			—	3,236
Vacant retail property - Bolingbrook, Illinois	—	489			—	489
Retail property - Gurnee, Illinois	—	—			—	1,023
Retail property - Greensboro, North Carolina	—	—			—	2,232
Multi-tenant retail stores - Lakewood, Colorado (b)	—	—			—	3,276
Restaurant property - Concord, North Carolina	—	—			—	1,154
Land and improvements - Lakewood, Colorado (b)	—	—			—	(44)
Total Gain on sale of real estate, net	$887	$9,071	$(8,184)	(90.2)	$18,196	$16,712	$1,484	8.9
(a)	We recorded impairment losses of $1.4 million and $1.6 million during the three and nine months ended September 30, 2026, respectively, in connection with the sale of this property.
(b)	These parcels were part of a property which was owned by a consolidated joint venture in which we held a 90% interest. For the three and nine months ended September 30, 2025, the non-controlling interest’s share of the net gain on these sales was $641 and $1,609, respectively.

Other Income and Expenses

The following table compares other income and expenses for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2026	2025	(Decrease)	Change	2026	2025	(Decrease)	Change
Other income and expenses:
Other income	$53	$109	$(56)	(51.4)	103	511	(408)	(79.8)
Equity in earnings from sale of unconsolidated joint venture properties	—	991	(991)	(100.0)	—	991	(991)	(100.0)
Interest:
Expense	(6,795)	(5,617)	1,178	21.0	(20,613)	(16,896)	3,717	22.0
Amortization and write-off of deferred financing costs	(311)	(241)	70	29.0	(918)	(751)	167	22.2

Other income. The decrease in the nine months ended September 30, 2026 is due to the inclusion, in the corresponding period of 2025, of (i) interest income from a seller-financing receivable that was repaid in June 2025, (ii) equity in earnings from two unconsolidated joint venture properties in Savannah, Georgia, that were sold in August 2025 and (iii) income from more investments in short-term U.S. treasury bills.

Equity in earnings from sale of unconsolidated joint venture properties. The three and nine months ended September 30, 2025 include our 50% share of the gain on the sales of our two Savannah, Georgia joint venture properties which were sold in August 2025. (See Note 5 to our consolidated financial statements).

Interest expense. The following table compares interest expense for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2026	2025	(Decrease)	Change	2026	2025	(Decrease)	Change
Interest expense:
Mortgage interest	$6,724	$5,544	$1,180	21.3	$19,939	$16,508	$3,431	20.8
Credit line interest	71	73	(2)	(2.7)	674	388	286	73.7
Total	$6,795	$5,617	$1,178	21.0	$20,613	$16,896	$3,717	22.0

Mortgage interest

The following table reflects the weighted average interest rate on the weighted average principal amount of outstanding mortgage debt for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
(Dollars in thousands)	2026	2025	(Decrease)	Change	2026	2025	(Decrease)	Change
Weighted average principal amount	$538,968	$456,187	$82,781	18.1	$534,152	$459,835	$74,317	16.2
Weighted average interest rate	4.97%	4.79%	0.18%	3.7	4.95%	4.74%	0.21%	4.4

The increases in mortgage interest in the three and nine months ended September 30, 2026 are due to increases in the weighted average principal amount of mortgage debt outstanding and, to a lesser extent, the weighted average interest rate.

Credit line interest

The following table reflects the weighted average interest rate on the weighted average principal amount of outstanding credit line debt for the period indicated:

	Nine Months Ended
	September 30,		Increase	%
(Dollars in thousands)	2026	2025	(Decrease)	Change
Weighted average principal amount	$12,421	$4,516	$7,905	175.0
Weighted average interest rate	5.42%	6.07%	(.65)%	(10.7)

The increase in credit line interest in the nine months ended September 30, 2026 is due to the increase in the weighted average principal amount of credit line debt outstanding, offset by the decrease in the weighted average interest rate.

Liquidity and Capital Resources

Our sources of liquidity and capital include cash flow from operations, cash and cash equivalents, borrowings under our credit facility, refinancing existing mortgage loans, obtaining mortgage loans secured by our unencumbered properties, issuance of our equity securities and property sales. Our available liquidity at October 30, 2026, was $104.8 million, including $21.0 million of cash and cash equivalents (including the credit facility’s required minimum $3.0 million average deposit maintenance balance) and up to $83.8 million available thereunder.

Liquidity and Financing

We expect to meet our short-term (i.e., one year or less) and long-term (i) operating cash requirements (including debt service and anticipated dividend payments) principally from cash flow from operations, our available cash and cash equivalents, proceeds from and, to the extent permitted and needed, our credit facility and (ii) investing and financing cash requirements (including an estimated aggregate of $600,000 of capital expenditures and, subject to market and other conditions, repurchasing our shares under our share repurchase program) from the foregoing, as well as property financings and property sales.

At September 30, 2026, we had 58 outstanding mortgages payable secured by 72 properties in the aggregate principal amount of $538.4 million (before netting unamortized deferred financing costs of $4.5 million and mortgage intangibles of $427,000). These mortgages represent first liens on individual real estate investments with an aggregate carrying value of $826.6 million, before accumulated depreciation of $139.1 million. The mortgage payments bear interest at fixed rates ranging from 3.05% to 6.42% (a 4.98% weighted average interest rate) and mature between 2027 and 2047 (a 5.3 year weighted average remaining term to maturity).

The following table sets forth, as of September 30, 2026, information with respect to our mortgage debt:

	For the Three
	Months Ending	For the Years Ending
	December 31,	December 31,
(Dollars in thousands)	2026	2027	2028	2029	Total
Amortization payments	$2,812	$10,279	$9,654	$7,601	$30,346
Principal due at maturity	—	38,525	30,155	79,386	148,066
Total	$2,812	$48,804	$39,809	$86,987	$178,412

Weighted average interest rate on principal due at maturity	—	3.64%	4.64%	4.41%	4.26%

(1)

We intend to make debt amortization payments from operating cash flow and although no assurance can be given that we will be successful in this regard, generally intend to refinance, extend or pay off the mortgage loans which mature from 2027 through 2029. We generally intend to repay the amounts not refinanced or extended from our existing funds and other sources of funds, including our available cash, proceeds from the sale of our common stock and our credit facility (to the extent available).

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

Credit Facility

Our credit facility with Manufacturers and Traders Trust Company and Valley National Bank provides that subject to borrowing base requirements, we can borrow up to $100.0 million for general corporate purposes. The facility is scheduled to mature on December 31, 2029, subject to a built-in right to extend such maturity to December 31, 2030, upon satisfaction of certain conditions and payment of a nominal extension fee. The facility bears interest equal to 30-day SOFR plus the applicable margin, which ranges from 175 basis points if our ratio of total debt to total value (as calculated pursuant to the credit facility) is equal to or less than 50%, increasing to a maximum of 250 basis points if such ratio is greater than 55%. As of September 30, 2026, the applicable margin was 175 basis points. There is an unused facility fee ranging from 0.20% to 0.25% per annum on the difference between $100.0 million and the outstanding loan balance. The credit facility requires the maintenance of at least $3.0 million in average deposit balances with the credit facility’s administrative agent. The facility also includes an accordion feature pursuant to which we can request up to three increases in the total commitments by an amount not to exceed $50.0 million in the aggregate, subject to satisfaction of specified conditions.

The facility includes certain restrictions and covenants which limit, among other things, the incurrence of liens, and which require ongoing compliance with certain financial ratios relating to, among other things, the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of total debt to total value and the minimum value of unencumbered properties and the number of such properties. The facility also contains certain investment limitations. Net proceeds received from the sale, financing or refinancing of properties are generally required to be used to repay amounts outstanding thereunder if proceeds of the facility were used to purchase or refinance such property.

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

We compute adjusted funds from operations, or AFFO, by adjusting FFO for straight-line rent accruals and amortization of lease intangibles, deducting from income (i) additional rent from a ground lease tenant, (ii) income on settlement of litigation, (iii) income on insurance recoveries from casualties, (iv) lease termination and assignment fees, and adding back to income (i) amortization of restricted stock and restricted stock unit compensation expense, (ii) amortization of costs in connection with its financing activities (including its share of its unconsolidated joint ventures), (iii) debt prepayment costs, (iv) amortization of lease incentives and (v) amortization of mortgage intangible assets. Since the NAREIT White Paper does not provide guidelines for computing AFFO, the computation of AFFO varies from one REIT to another.

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

The tables below provide a reconciliation of net income and net income per common share (on a diluted basis) in accordance with GAAP to FFO and AFFO for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
GAAP net income attributable to One Liberty Properties, Inc.	$1,096	$10,478	$22,991	$23,064
Add: depreciation and amortization of properties	8,094	6,492	24,680	19,437
Add: impairment losses	1,422	1,300	1,564	1,300
Add: amortization of deferred leasing costs	217	206	659	633
Deduct: gain on sale of real estate, net	(887)	(9,071)	(18,196)	(16,712)
Deduct: equity in earnings from sale of unconsolidated joint venture properties	—	(991)	—	(991)
Adjustments: non-controlling interests and our share of unconsolidated joint ventures	(5)	643	(14)	1,594
NAREIT funds from operations applicable to common stock	9,937	9,057	31,684	28,325
Add: amortization of restricted stock and RSU compensation	1,394	1,399	3,908	4,041
Add: amortization and write-off of deferred financing costs	311	241	918	751
Add: amortization of mortgage intangible assets and lease incentives	58	58	174	186
Deduct: lease termination fees	—	—	(1,327)	(66)
Deduct: straight-line rent accruals and amortization of lease intangibles	(693)	(650)	(2,582)	(1,909)
Deduct: other income and income on settlement of litigation	—	(27)	(19)	(82)
Adjustments: non-controlling interests and our share of unconsolidated joint ventures	—	(6)	—	(43)
Adjusted funds from operations applicable to common stock	$11,007	$10,072	$32,756	$31,203

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
GAAP net income attributable to One Liberty Properties, Inc.	$.04	$.48	$1.04	$1.05
Add: depreciation and amortization of properties	.38	.31	1.13	.90
Add: impairment losses	.06	.06	.07	.06
Add: amortization of deferred leasing costs	.01	.01	.03	.03
Deduct: gain on sale of real estate, net	(.04)	(.42)	(.83)	(.77)
Deduct: equity in earnings from sale of unconsolidated joint venture properties	—	(.05)	—	(.05)
Adjustments: non-controlling interests and our share of unconsolidated joint ventures	—	.03	—	.08
NAREIT funds from operations per share of common stock (a)	.45	.42	1.44	1.30
Add: amortization of restricted stock and RSU compensation	.06	.06	.18	.19
Add: amortization and write-off of deferred financing costs	.01	.01	.04	.03
Add: amortization of mortgage intangible assets and lease incentives	—	—	.01	—
Deduct: lease termination fees	—	—	(.06)	—
Deduct: straight-line rent accruals and amortization of lease intangibles	(.02)	(.03)	(.12)	(.08)
Deduct: other income and income on settlement of litigation	—	—	—	—
Adjustments: non-controlling interests and our share of unconsolidated joint ventures	—	—	—	—
Adjusted funds from operations per share of common stock (a)	$.50	$.46	$1.49	$1.44
(a)	The weighted average number of diluted common shares used to compute FFO and AFFO applicable to common stock includes unvested restricted shares that are excluded from the computation of diluted EPS.

Three months ended September 30, 2026 and 2025

The $880,000, or 9.7%, increase in FFO for the three months ended September 30, 2026 from the corresponding 2025 period is due primarily to the $2.8 million increase in rental income.

Offsetting the increase is a:

●	$1.2 million increase in interest expense,
●	$457,000 increase in real estate operating expenses, and
●	$160,000 increase in general and administrative expenses.

The $935,000, or 9.3%, increase in AFFO for the three months ended September 30, 2026 from the corresponding 2025 period is due primarily to the factors impacting FFO as described immediately above.

Nine months ended September 30, 2026 and 2025

The $3.4 million, or 11.9%, increase in FFO for the nine months ended September 30, 2026 from the corresponding 2025 period is due primarily to a:

●	$8.1 million increase in rental income, net, and
●	$1.3 million increase in lease termination fee income.

Offsetting the increase is a:

●	$3.7 million increase in interest expense,
●	$1.2 million increase in real estate operating expenses,
●	$408,000 decrease in other income,
●	$380,000 increase in general and administrative expenses, and
●	$208,000 increase in state tax expense.

The $1.6 million, or 5.0%, increase in AFFO for the nine months ended September 30, 2026 from the corresponding 2025 period is due primarily to the factors impacting FFO as described immediately above, excluding (i) the $1.3 million increase in lease termination fee income, (ii) a $685,000 decrease (to $7.5 million) in rental income, net, due to the exclusion of the amortization of straight line rent and lease-related intangibles and (iii) a $133,000 increase (to $513,000) in general and administrative expenses due to the exclusion of the amortization of restricted stock and RSU compensation.

See “—Results of Operations” for further information regarding these changes.

Diluted per share net income, FFO and AFFO were impacted negatively in the three and nine months ended September 30, 2026 compared to the corresponding quarters in the prior year by an average increase of approximately 224,000 and 230,000, respectively, in the weighted average number of shares of common stock outstanding as a result of stock issuances in connection with the equity incentive and dividend reinvestment programs.

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

Substantially all of our mortgage debt bears interest at fixed rates and accordingly, the effect of changes in interest rates would not materially impact our mortgage interest expense.

Our variable rate credit facility is sensitive to interest rate changes. Based on the $10.0 million outstanding balance under this facility at September 30, 2026, a 100 basis point increase of the interest rate would increase our related interest costs over the next twelve months by approximately $100,000 and a 100 basis point decrease of the interest rate would decrease our related interest costs over the next twelve months by approximately $100,000.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

Disclosure of 10b5-1 Plans

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended September 30, 2026.

Item 6.  Exhibits

Exhibit No.	Title of Exhibit
10.1

Credit Agreement entered into as of July 31, 2026, among One Liberty Properties, Inc., subsidiary guarantors, each lender from time to time party thereto, and Manufactures and Traders Trust Company, in its capacity as administrative agent for the lenders (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10Q filed on August 5, 2026).

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
101

The following financial statements and notes from the One Liberty Properties, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 filed on November 4, 2026, formatted in Inline XBRL: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Changes in Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

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

ONE LIBERTY PROPERTIES, INC.
(Registrant)

Date: November 4, 2026	/s/ Patrick J. Callan, Jr.
Patrick J. Callan, Jr.
President and Chief Executive Officer
(principal executive officer)

Date: November 4, 2026	/s/ Isaac Kalish
Isaac Kalish
Senior Vice President and
Chief Financial Officer
(principal financial officer)